Form 10-K405
period 2001-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2002-03-27
CIK 1138301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended DECEMBER 31, 2001

                                       of

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
                                    CPA(R):15

                             A MARYLAND Corporation
                   IRS Employer Identification No. 52-2298116
                            SEC File Number 333-58854

                              50 ROCKEFELLER PLAZA,
                            NEW YORK, NEW YORK 10020
                                 (212) 492-1100

       CPA(R):15 is not registered on any exchanges.


       CPA(R):15 does not have any Securities registered pursuant to
       Section 12(b) or 12(g) of the Act.

       CPA(R):15 is unaware of any delinquent filers pursuant to Item 405 of Regulation S-K.

       CPA(R):15 (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       CPA(R):15 has no active market for common stock at March 20, 2001. Non-affiliates held 5,951,577 shares of common stock, $.001 Par Value outstanding at March 20, 2001.

       CPA(R):15 incorporates by reference its definitive Proxy Statement with respect to its 2002 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

Item 1. Business.

Corporate Property Associates 15 Incorporated ("CPA(R):15") was formed as a Maryland corporation on February 26, 2001. Between November 7, 2001 and March 15, 2002, CPA(R):15 sold a total of 5,861,577 shares of common stock for a total of $58,615,770 in gross offering proceeds. CPA(R):15 intends to engage in the business of investing in commercial and industrial real estate. CPA(R):15 intends to qualify as a Real Estate Investment Trust ("REIT") for Federal income tax purposes for the year ended December 31, 2002. CPA(R):15 will use the proceeds of its offering, combined with limited recourse mortgage debt, to acquire and own commercial properties for lease to companies nationwide.

CPA(R):15's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring the tenant to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):15 also generally intends to include in its leases:

- clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices or, when appropriate, increases tied to the volume of sales at the property;

- covenants restricting the activity of the tenant to reduce the risk of a change in credit quality;

-     indemnification of CPA(R):15 for environmental and other liabilities; and

-     guarantees from parent companies or other entities.

As a REIT, CPA(R):15 will not be subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp., CPA(R):15's advisor, provides both strategic and day-to-day management for CPA(R):15, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):15. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):15 functions as a fully integrated operating company. CPA(R):15 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):15 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Carey Asset Management Corp. is a wholly-owned subsidiary of W.P. Carey & Co. LLC, a publicly-traded company listed on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):15's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2001, CPA(R):15 had no employees. Carey Asset Management Corp. employs 25 individuals who perform services for CPA(R):15.

BUSINESS OBJECTIVES AND STRATEGY

CPA(R):15's objectives are to:

- pay quarterly dividends at an increasing rate that for taxable shareholders are partially free from current taxation;

-     provide inflation protected income;

- purchase and own a diversified portfolio of net-leased real estate that will increase in value; and

- increase the value of its shares by increasing the equity in its real estate by making regular mortgage principal payments.

CPA(R):15 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):15 intends its portfolio to be diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2001

Effective November 7, 2001, CPA(R):15 registered for sale with the Securities and Exchange Commission up to 40,000,000 shares of its common stock for an aggregate gross sales price of $400,000,000. These shares are being offered through Carey Financial Corporation, an affiliate. As of March 15, 2002, 5,951,577 shares of common stock had been issued in addition to the 20,000 shares purchased by Carey Asset Management Corp. to initially capitalize CPA(R):15.

On November 28, 2001, CPA(R):15 and CPA(R):14 formed two limited partnerships which purchased thirteen properties for $71,971,174 and entered into two net leases with Petsmart, Inc. ("Petsmart") for twelve retail properties and a distribution facility. In connection with the acquisition, the limited partnerships obtained limited recourse mortgage financing of $43,125,000. CPA(R):15 has an initial limited partnership ownership interest of .001% and has an option to increase such ownership interest to 30% by no later than December 31, 2004. CPA(R):15 exercised its purchase option in March 2002.

The Petsmart leases have an initial term of 20 years followed by a ten-year renewal option and thereafter by two five-year options. Initial annual rent is $7,262,750 with stated increases of 9% every five years.

The limited recourse mortgage loans are collateralized by deeds of trust and lease assignments and provide for monthly payments of interest and principal of $307,464 at an annual fixed rate of 7.70% based on a 30-year amortization schedule. The loans mature on December 1, 2011 at which time balloon payments are scheduled.

On December 20, 2001, CPA(R):15 and CPA(R):14 formed a limited partnership which purchased three properties in Cincinnati, Ohio; Norcross, Georgia and Elkwood, Virginia for $12,974,479 and entered into a master net lease with Builders First Source-Atlanta Group, Inc. and Builders First Source-Ohio Valley, Inc., collectively, as lessee. The lease obligations are unconditionally guaranteed by the lessees' parent company, Builders Firstsource, Inc. ("Builders First"). CPA(R):15 had an initial limited partnership ownership interest of 1% and has an option to increase such ownership interest to 40% by no later than December 31, 2004. CPA(R):15 exercised its purchase option in March 2002.

The Builders First lease has an initial term of fifteen years with two ten-year renewal options with an initial annual rent of $1,384,377. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI, capped at 2% per year compounded for each rent increase. The limited partnership obtained limited recourse mortgage financing of $7,600,000 collateralized by a deed of trust and a lease assignment and provides for monthly payments of interest and principal of $56,510 at an annual interest rate of 7.57% based on a 25-year amortization schedule. The loan matures in February 2012 at which time a balloon payment is scheduled.

ACQUISITION STRATEGIES

Carey Asset Management Corp. has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):15. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, Carey Asset Management Corp. has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):15 takes advantage of Carey Asset Management Corp.'s presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):15, Carey Asset Management Corp. carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):15 believes that Carey Asset Management Corp. has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. Carey Asset Management Corp. seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):15 believes that the experience of Carey Asset Management Corp.'s management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables Carey Asset Management Corp. to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

Carey Asset Management Corp.'s strategy in structuring its net lease investments for CPA(R):15 is to:

- combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

- reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

- increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):15 will use leverage, generally limited recourse mortgage financing, when available on favorable terms. Carey Asset Management Corp. will seek opportunities and consider alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, Carey Asset Management Corp. reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):15's acquisition criteria. The aspects of a transaction which are reviewed and structured by Carey Asset Management Corp. include the following:

        Tenant Evaluation. Carey Asset Management Corp. evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. Carey Asset Management Corp. seeks tenants it believes will have stable or improving credit. By leasing properties to these tenants, CPA(R):15 can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):15's property will likely increase (if all other factors affecting value remain unchanged). Carey Asset Management Corp. may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):15 with additional financial security. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While Carey Asset Management Corp. will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. Carey Asset Management Corp.'s and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

        Leases with Increasing Rent. Carey Asset Management Corp. seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the consumer price index. In the case of retail stores, the lease may provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not be in existence or contemplated by us as of the date of this report. Carey Asset Management Corp. seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

        Properties Important to Tenant Operations. Carey Asset Management Corp. generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. Carey Asset Management Corp. believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. Carey Asset Management Corp. also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, CPA(R):15 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

        Lease Provisions that Enhance and Protect Value. When appropriate, Carey Asset Management Corp. attempts to include provisions in its leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect CPA(R):15's investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or could reduce the value of CPA(R):15's properties.

        Diversification. Carey Asset Management Corp. will attempt to diversify CPA(R):15's portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying CPA(R):15's portfolio, Carey Asset Management Corp. reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

Carey Asset Management Corp. uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements help CPA(R):15 to achieve its goal of increasing funds available for the payment of distributions.

As a transaction is structured, it is evaluated by the chairman of Carey Asset Management Corp.'s investment committee. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies CPA(R):15's investment criteria. The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. Carey Asset Management Corp. places special emphasis on having experienced individuals serve on its investment committee and does not invest in a transaction unless it is approved by the investment committee.

CPA(R):15 believes that the investment committee review process gives it a unique competitive advantage over other net lease companies because of the substantial experience and perspective that the investment committee has in evaluating the blend of corporate credit, real estate and lease terms that combine to make an acceptable risk.

The following people serve on the investment committee:

- George E. Stoddard, Chairman, was formerly responsible for the direct corporate investments of The Equitable Life Assurance Society of the United States and has been involved with the CPA(R) programs for over 20 years.

- Frank J. Hoenemeyer, Vice Chairman, was formerly Vice Chairman, Director and Chief Investment Officer of The Prudential Insurance Company of America. As Chief Investment Officer, Mr. Hoenemeyer was responsible for all of Prudential's investments, including stocks, bonds, private placements, real estate and mortgages.

- Nathaniel S. Coolidge previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibility included overseeing fixed income investments for Hancock, its affiliates and outside clients.

- Lawrence R. Klein is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

Each property purchased by CPA(R):15 will be appraised by an independent appraiser. CPA(R):15 will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by CPA(R):15 may be greater or less than the appraised value.

Carey Asset Management Corp.'s practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. CPA(R):15 will also consider factors peculiar to the laws of foreign countries, in addition to the risk normally associated with real property investments, when considering an investment located outside the United States.

ASSET MANAGEMENT

CPA(R):15 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

Carey Asset Management Corp. monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. Carey Asset Management Corp. reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, Carey Asset Management Corp. periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

HOLDING PERIOD

CPA(R):15 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):15 shareholders. If CPA(R):15's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):15 will generally begin selling properties within eight years after the proceeds of its current public offering are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidation strategy which is likely to result in the greatest value for the shareholders.

COMPETITION

CPA(R):15 faces competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. CPA(R):15 also faces competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. CPA(R):15 believes its management's experience in real estate, credit underwriting and transaction structuring will allow CPA(R):15 to compete effectively for office and industrial properties.

ENVIRONMENTAL MATTERS

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. CPA(R):15's leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

CPA(R):15 typically undertakes an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by independent environmental consulting and engineering firms for all properties acquired by CPA(R):15. Where warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. CPA(R):15 may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. CPA(R):15 normally requires property sellers to indemnify it fully against any environmental problem existing as of the date of purchase. Additionally, CPA(R):15 often structures its leases to require the tenant to assume most or all responsibility for compliance with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, CPA(R):15 may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate CPA(R):15's statutory liability or preclude claims against CPA(R):15 by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in CPA(R):15's leases may provide a basis for CPA(R):15 to recover from the tenant damages or costs for which it has been found liable.

INDUSTRY SEGMENT

CPA(R):15 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2001, CPA(R):15 had nominal operating revenue.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") became effective in December 1995. The Act provides a "safe harbor" for companies which make forward-looking statements providing prospective information. The "safe harbor" under the Act relates to protection for companies with respect to litigation filed on the basis of such forward-looking statements.

CPA(R):15 wishes to take advantage of the "safe harbor" provisions of the Act and is therefore including this section in its Annual Report on Form 10-K. The statements contained in this Annual Report, if not historical, are forward-looking statements and involve risks and uncertainties which are described below that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. These statements are identified with the words "anticipated," "expected," "intends," "seeks" or "plans" or words of similar meaning. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results or occurrences.

CPA(R):15's future results may be affected by certain risks and uncertainties including the following:

We may not be able to diversify our real estate portfolio.

The investment of a smaller sum of money will likely result in the acquisition of fewer properties and, accordingly, less diversification of our real estate portfolio than the investment of a larger sum in a greater number of properties. The amount we have to invest will depend on the amount raised in this offering and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us and you of a single under-performing investment.

We are subject to the risks of real estate ownership which could reduce the value of our properties.

Our properties may include net leased industrial and commercial property. The performance of CPA(R):15 is subject to risks incident to the ownership and operation of these types of properties, including:

-     changes in the general economic climate;

- changes in local conditions such as an oversupply of space or reduction in demand for real estate;

-     changes in interest rates and the availability of financing;

-     competition from other available space; and

- changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

We may have difficulty selling or re-leasing our properties.

Real estate investments are relatively illiquid compared to most financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell properties without adversely affecting returns to our shareholders.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues.

We expect that most of our properties will each be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Highly leveraged tenants may be unable to pay rent.

A tenant that has been recently restructured and highly leveraged may be unable to pay its rent if there are adverse changes to its business or economic conditions. Often the tenant in this type of transaction will have substantially greater debt and substantially lower net worth than it had prior to the restructuring. In addition, the payment of rent and debt service may reduce the working capital available to it and prevent it from devoting the resources necessary to keep itself competitive in its industry. Furthermore, in situations where management of the tenant will change after the transaction, it may be difficult for W. P. Carey & Co. to determine with certainty the likelihood of the tenant's business success and of its being able to pay rents throughout the term of a lease with us. These companies are more vulnerable to adverse conditions in their business or industry, economic conditions generally and increases in interest rates.

The bankruptcy of tenants may cause a reduction in revenue.

Bankruptcy of a tenant could cause

-     the loss of lease payments;

-     an increase in the costs incurred to carry the property;

-     a reduction in the value of shares; and

-     a decrease in distributions to shareholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor.

The programs managed by W. P. Carey & Co. or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four of the prior thirteen CPA(R) funds reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

It will be difficult for shareholders to sell shares.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. The shares should be purchased as a long-term investment only. See "Description of Shares -- Redemption of Shares" for a description of our share redemption program.

Liability for uninsured losses could adversely affect our financial condition.

Losses from disaster-type occurrences (such as wars or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties.

Potential liability for environmental matters could adversely affect our financial condition.

We intend to purchase industrial and commercial properties and are subject to the risk of liabilities under federal, state and local environmental laws.

Some of these laws could impose the following on CPA(R):15:

- Responsibility and liability for the cost of removal or remediation of hazardous substances released on our property, generally without regard to our knowledge or responsibility of the presence of the contaminants.

- Liability for the costs of removal or remediation of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of these substances.

- Potential liability for common law claims by third parties based on damages and costs of environmental contaminants.

We will generally include provisions in our leases that provide that the tenant is responsible for all environmental liabilities and for compliance with environmental regulation, and must reimburse us for damages or costs for which we have been found liable. However, these provisions do not eliminate our statutory liability or preclude third party claims against us and, even if a we had a cause of action against the tenant to enable us to recover any amounts we pay, there are no assurances that we would be able to collect any money from the tenant. Our costs of investigation, remediation or removal of hazardous substances may be substantial. In addition, the presence of hazardous substances on one of our properties, or the failure to properly remediate a contaminated property, could adversely affect our ability to sell or lease the property or to borrow using the property as collateral.

Our use of debt to finance acquisitions could adversely affect our cash flow.

We intend to borrow a portion of the purchase price of our properties and secure the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced.

Balloon payment obligations may adversely affect our financial condition.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Failure to qualify as a REIT could adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lost our REIT status. Failing to obtain, or losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

The limit on the number of shares of CPA(R):15 a person may own may discourage a takeover.

Our articles of incorporation restrict ownership of more than 9.8% of the outstanding shares by one person in order to meet REIT qualification rules. These restrictions may discourage a change of control of CPA(R):15 and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in the management of CPA(R):15.

Our success will be dependent on the performance of  W. P. Carey & Co.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of W. P. Carey & Co. in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of W. P. Carey & Co. and the oversight of the board of directors.

W. P. Carey & Co. may be subject to conflicts of interest.

W. P. Carey & Co. manages our business and selects our real estate investments.
W. P. Carey & Co. has some conflicts of interest in its management of CPA(R):15, which arise primarily from the involvement of W. P. Carey & Co. and its affiliates in other activities that may conflict with CPA(R):15. The activities in which a conflict could arise between CPA(R):15 and W. P. Carey & Co. are:

- the receipt of commissions, fees and other compensation by W. P. Carey& Co. and its affiliates for property purchases, leases, sales and financing for CPA(R):15;

- non-arms length agreements between CPA(R):15 and W. P. Carey & Co. or any of its affiliates;

- purchases and loans from affiliates, subject to CPA(R):15's investment procedures, objectives and policies; and

-     competition with certain affiliates for property acquisitions.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by W. P. Carey & Co. and/or its affiliates and the distributions to shareholders.

Maryland law could restrict change in control.

Provisions of Maryland law applicable to us prohibit business combinations with:

- any person who beneficially owns 10% or more of the voting power of outstanding shares;

- an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares ("an interested shareholder"); or

-     an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

Our participation in joint ventures creates additional risk.

We may participate in joint ventures or purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that W. P. Carey & Co. or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.

If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or benefit plan in CPA(R):15, you should consider:

- whether your investment is consistent with the applicable provisions of ERISA or the Internal Revenue Code,

- whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan, and

-     your need to value the assets of the benefit plan annually.

We have obtained an opinion of Reed Smith LLP that, under current ERISA law and regulations, our assets should not be treated as "plan assets" of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code which purchases shares. However, the opinion of Reed Smith is based on the facts and assumptions described in this prospectus, on our articles of incorporation and on our representations to them, and is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with W. P. Carey & Co. and its affiliates could be considered "prohibited transactions" which could cause us, W. P. Carey & Co. and its affiliates to be subject to liabilities and excise taxes. In addition, W. P. Carey & Co. could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.

International investments involve additional risks.

We may purchase property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

-     changing governmental rules and policies;

- enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person's or corporation's country of origin;

-     variations in the currency exchange rates;

- adverse market conditions caused by changes in national or local economic conditions;

-     changes in relative interest rates;

- change in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

- changes in real estate and other tax rates and other operating expenses in particular countries;

-     changes in land use and zoning laws; and

-     more stringent environmental laws or changes in such laws.

We may incur costs to finish build-to-suit properties.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Oftentimes, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process we may be required to incur project costs to complete all or part of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio returns.

      Item 2. Properties.


      Set forth below is certain information relating to CPA(R):15's properties owned as of December 31, 2001.

                                                                  RENT PER       SHARE OF
LEASE OBLIGOR/                     OWNERSHIP          SQUARE       SQUARE         CURRENT       INCREASE     LEASE        MAXIMUM
LOCATION                            INTEREST          FOOTAGE       FOOT      ANNUAL RENTS(1)    FACTOR      TERM          TERM
---------------------------   ------------------      -------     --------    ---------------   --------    ---------     ---------
BUILDERS FIRSTSOURCE, INC.
 (2), (3)
                                1% interest in a
  Norcross, GA;               limited partnership
  Elkwood, VA;                  owning land and
  Cincinnati, OH                    buildings         389,261       3.56           13,844         CPI       Dec. 2016    Dec. 2036

PETSMART, INC. (2), (4)

Phoenix, AZ; Westlake
Village, CA; Boca Raton,
Lake Mary, Tallahassee,
Plantation, FL; Evanston,       .001% interest
IL; Braintree, MA; Oxon         in two limited
Hill, MD; Flint, MI;          partnerships owning
Fridley, MN; Dallas,           land and buildings     946,177       7.68               73        Stated     Nov. 2021    Nov. 2041
Southlake, TX


----------
         1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

         2. This property is encumbered by a mortgage note payable.

         3. In February 2002, CPA(R):15 purchased an additional 39% interest in the limited partnership.

         4. In February 2002, CPA(R):15 purchased an additional 29.999% interest in the limited partnerships.

      Item 3. Legal Proceedings.


      As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

      Item 4. Submission of Matters to a Vote of Security Holders.


      No matter was submitted during the fourth quarter of the year ended December 31, 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):15's common equity is hereby incorporated by reference to page 13 of CPA(R):15's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):15's Annual Report contained in appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 3 of CPA(R):15's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

As of December 31, 2001, CPA(R):15 had no material exposure to market risk.

Item 8. Financial Statements and Supplementary Data.


The following financial statements and supplementary data of CPA(R):15 are hereby incorporated be reference to pages 4 to 12 of CPA(R):15's Annual Report contained in Appendix A:

  (i)  Report of Independent Accountants

 (ii)  Balance Sheet at December 31, 2001.

(iii) Statement of Operations for the period from inception (February 26, 2001) to December 31, 2001.

 (iv) Statement of Shareholder's Equity for the period from inception (February 26, 2001) to December 31, 2001.

  (v) Statement of Cash Flows for the period from inception (February 26, 2001) to December 31, 2001.

 (vi)  Notes to Financial Statements.

Item 9.  Disagreements on Accounting and Financial Disclosure.

NONE

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

This information will be contained in CPA(R):15's definitive Proxy Statement with respect to CPA(R):15's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):15's fiscal year, and is hereby incorporated by reference.

Item 11. Executive Compensation.

This information will be contained in CPA(R):15's definitive Proxy Statement with respect to CPA(R):15's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):15's fiscal year, and is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

This information will be contained in CPA(R):15's definitive Proxy Statement with respect to CPA(R):15's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of CPA(R):15's fiscal year, and is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in CPA(R):15's definitive Proxy Statement with respect to CPA(R):15's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the CPA(R):15's fiscal year, and is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  1. Financial Statements:

               The following consolidated financial statements are filed as a part of this Report:

                    Report of Independent Accountants.

                    Balance Sheet, December 31, 2001.

                    Statement of Operations for the period from inception (February 26, 2001) to December 31, 2001.

                    Statement of Shareholder's Equity for the period from inception (February 26, 2001) to December 31, 2001.

                    Statement of Cash Flows for the period from inception (February 26, 2001) to December 31, 2001.

                    Notes to Financial Statements.

               The financial statements are hereby incorporated by reference to pages 4 to 12 of CPA(R):15's Annual Report contained in Appendix A.

     (a)  2. Financial Statement Schedule:

               The following schedules are filed as a part of this Report:

               Financial Statement Schedules other than those listed above are omitted because the required information is given in the Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

(a)   3. Exhibits:

            The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.


    Exhibit
      No.                   Description                   Method of Filing
      ---                   -----------                   ----------------
      3.1      Articles of Incorporation of          Exhibit 3.1 to Registration
               Registrant                            Statement (Form S-11) No.
                                                     333-58854

      3.2      Bylaws of Registrant                  Exhibit 3.2 to Registration
                                                     Statement (Form S-11) No.
                                                     333-58854

      3.2(1)   Bylaws of Registrant                  Exhibit 3.2 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

      4.1      2001 Dividend Reinvestment and        Exhibit 4.1 to Registration
               Stock Purchase Plan of Registrant     Statement (Form S-11) No.
                                                     333-58854

      4.1(1)   2001 Dividend Reinvestment and        Exhibit 4.1 to Amendment
               Stock Purchase Plan of Registrant     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

      5.1      Opinion of Reed Smith LLP             Exhibit 5.1 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

      8.1      Opinion of Reed Smith LLP as to       Exhibit 8.1 to Registration
               Certain Matters                       Statement (Form S-11) No.
                                                     333-58854

      8.2      Opinion of Reed Smith LLP             Exhibit 8.2 to Registration
                                                     Statement (Form S-11) No.
                                                     333-58854

     10.1      Form of Sales Agency Agreement        Exhibit 10.1 to
                                                     Registration Statement
                                                     (Form S-11) No. 333-58854

     10.1(1)   Form of Sales Agency Agreement        Exhibit 10.1 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

     10.2      Form of Selected Dealer Agreement     Exhibit 10.2 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

     10.2(1)   Form of Selected Dealer Agreement     Exhibit 10.2 to
                                                     Registration Statement
                                                     (Form S-11) No. 333-58854

     10.3      Form of Advisory Agreement            Exhibit 10.3 to
                                                     Registration Statement
                                                     (Form S-11) No. 333-58854

     10.3(1)   Form of Advisory Agreement            Exhibit 10.3 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

     10.4      Form of Wholesaling Agreement         Exhibit 10.4 to
                                                     Registration Statement
                                                     (Form S-11) No. 333-58854

    Exhibit
      No.                   Description                   Method of Filing
      ---                   -----------                   ----------------
     10.4(1)   Form of Wholesaling Agreement         Exhibit 10.4 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

     10.5      Form of Escrow Agreement              Exhibit 10.5 to
                                                     Registration Statement
                                                     (Form S-11) No. 333-58854

     10.5(1)   Form of Escrow Agreement              Exhibit 10.5 to Amendment
                                                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

     10.6      Form of Selected Investor Adviser     Exhibit 10.6 to Amendment
               Agreement                             No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

     23.1      Consent of PricewaterhouseCoopers     Filed herewith
               LLP

     99.1      Table VI: Acquisition of Properties   Exhibit 99.1 to
               by Prior Programs                     Registration Statement
                                                     (Form S-11) No. 333-58854

     99.1(1)   Table VI: Acquisition of Properties   Exhibit 99.1 to Amendment
               by Prior Programs                     No. 1 to Registration
                                                     Statement (Form S-11/A) No.
                                                     333-58854 dated November 1,
                                                     2001

(b)   Reports on Form 8-K

      During the quarter ended December 31, 2001 the Registrant was not required to file any reports on Form 8-K.

(c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 2001 from CPA(R):15's offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows:

            Shares registered:                                   40,000,000

            Aggregate price of offering amount registered:     $400,000,000


            Shares sold:                                             20,000

            Aggregated offering price of amount sold:              $200,000

            Direct or indirect payments to directors,
              officers, general partners of the issuer
              or their associates, to persons owning
              ten percent or more of any class of
              equity securities of the issuer and to
              affiliates of the issuer:                                   -

            Direct or indirect payments to others:                        -

            Net offering proceeds to the issuer after
              deducting expenses:                                  $200,000

            Purchases of real estate:                                     -

            Working capital reserves:                                $2,000

            Temporary investments in cash and cash
              equivalents:                                         $198,000

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED a Maryland corporation

 3/20/2002                       BY:  /s/ John J. Park
-----------                           ----------------------------
   Date                               John J. Park
                                      Executive Vice President - Finance,
                                      Treasurer and Director of Research
                                      (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

 3/20/2002                       BY:   /s/ William Polk Carey
------------                          ----------------------------------
   Date                               William Polk Carey
                                      Chairman of the Board and Director
                                      (Principal Executive Officer)

 3/20/2002                       BY:  /s/ Anne R. Coolidge
------------                          ----------------------------------
   Date                               Anne R. Coolidge
                                      President

 3/20/2002                       BY:  /s/ George E. Stoddard
------------                          ----------------------------------
   Date                               George E. Stoddard
                                      Director

 3/20/2002                       BY:  /s/ Warren G. Wintrub
------------                          ----------------------------------
   Date                               Warren G. Wintrub
                                      Director

 3/20/2002                       BY:  /s/ Ralph Verni
------------                          ----------------------------------
   Date                               Ralph Verni
                                      Director

 3/20/2002                       BY:  /s/ Thomas E. Zacharias
------------                          ----------------------------------
   Date                               Thomas E. Zacharias
                                      Director

 3/20/2002                       BY:  /s/ John J. Park
------------                          ----------------------------------
   Date                               John J. Park
                                      Executive Vice President - Finance,
                                      Treasurer and Director of Research
                                      (Principal Financial Officer)

 3/20/2002                       BY:   /s/ Claude Fernandez
------------                          ----------------------------------
   Date                               Claude Fernandez
                                      Managing Director and
                                      Chief Accounting Officer
                                      (Principal Accounting Officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (THE "ACT") BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

THE REGISTRANT'S PROXY STATEMENT HAS NOT BEEN SENT TO SECURITY HOLDERS, AND IS TO BE FURNISHED TO SECURITY HOLDERS SUBSEQUENT TO THE FILING OF THE ANNUAL REPORT ON THIS FORM.

                                                         APPENDIX A TO FORM 10-K







                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED








                                                              2001 ANNUAL REPORT

SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------


(In thousands except per share and share amounts)


                                                                 2001(1)
                                                                 -------

            OPERATING DATA:

               Revenues                                        $    2,304

               Net loss                                        $  (68,479)

               Basic loss per share                            $    (3.42)

               Dividends declared per share                           N/A

               Weighted average shares outstanding - basic         20,000

            BALANCE SHEET DATA:

               Total assets                                    $2,205,950

               Long-term obligations                                  N/A



(1) For the period from inception (February 26, 2001) through December 31, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto for the period from inception (February 26, 2001) to December 31, 2001. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved.

CPA(R):15 was formed in 2001 and will use the proceeds from its "best efforts" public offering along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. CPA(R):15 intends to structure the net leases to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. CPA(R):15 intends to negotiate leases that provide for periodic rent increases that are stated or based on increases in the Consumer Price Index or, for retail properties, provide for additional rents based on sales in excess of a specified based amount.

CPA(R):15 intends to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the year ended December 31, 2002, in which event CPA(R):15 will not be subject to federal income taxes on amounts distributed to shareholders provided CPA(R):15 meet certain conditions including distributing at least 90% of its REIT taxable income to its shareholders.

Results of Operations

For the period ended December 31, 2001, CPA(R):15 incurred a net loss of $68,479. CPA(R):15 is newly formed and its revenues consisted solely of interest income from investing its initial $200,000 of capital in interest bearing money market instruments. CPA(R):15 incurred certain expenses relating primarily to legal and accounting expenses and directors fees. The results are not expected to be representative of future periods as proceeds from the public offering and limited recourse mortgage financing will be used to purchase investments in real estate. As more fully described in the notes to the financial statements, CPA(R):15 purchased interests in two net lease transactions with affiliates which are being accounted for under the equity method. The initial investment in the equity investments were de minimus; however, CPA(R):15 was granted purchase options to increase its ownership interests. CPA(R):15 intends to exercise such purchase options in 2002 which will allow it to substantially increase its ownership interests. In addition, CPA(R):15 anticipates making substantial investments in net lease real estate over the next several years. As the asset base increases, revenues and expenses can be expected to increase substantially and CPA(R):15 projects that it will realize profits in future years.

Financial Condition

For the period ended December 31, 2001, $11,793 of net cash was used in operating activities as CPA(R):15's only revenue was from interest income and certain payments were made, primarily to pay directors fees. CPA(R):15 projects that it will generate substantial net cash from operations in future periods. Cash provided from financing activities consisted of $200,000 received in connection with the initial capitalization of the company by its Advisor.

In 2001, CPA(R):15 commenced a "best efforts" public offering of stock to sell up to 40,000,000 shares of common stock at an offering price of $10 per share. Since December 31, 2001, 5,921,577 shares ($59,215,770) have been issued. CPA(R):15 intends to use these proceeds, net of the costs of raising capital and establishing a working capital reserve, along with limited recourse mortgage financing to purchase properties. To the extent that the offering is fully subscribed and a leverage of 60% is used, CPA(R):15 projects that it would result in a diversified portfolio of

--------------------------------------------------------------------------------


approximately $895,000,000. There is no assurance that the offering will be fully subscribed. One of CPA(R):15's objectives is to fully fund dividends at an increasing rate and principal payments on limited recourse mortgage debt from its cash flow from operations and equity investments. As CPA(R):15 raises additional capital and invests such proceeds in real estate, cash flow from operations and dividends will increase substantially.

CPA(R):15 used approximately $11,024,000 in February 2002 to exercise its purchase options to increase its ownership interest in limited partnerships which net lease real estate to Petsmart, Inc. and Builders Firstsource, Inc. The majority interests in the limited partnerships are held by Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate. CPA(R):15's share of cash flow (rent less mortgage debt service) from these equity investments is projected to be $1,350,000.

                        REPORT of INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholder of Corporate Property Associates 15 Incorporated:


In our opinion, the accompanying balance sheet and the related statements of operations, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated at December 31, 2001, and the results of its operations and its cash flows for the period from inception (February 26, 2001) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

New York, New York
February 4, 2002

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED



                                  BALANCE SHEET

                                December 31, 2001


              ASSETS:

    Cash                                                 $   188,207
    Equity investments                                       128,995
    Deferred offering costs                                1,888,548
                                                         -----------
          Total assets                                   $ 2,205,750
                                                         ===========

              LIABILITIES, MINORITY INTERESTS, AND
                    SHAREHOLDER'S EQUITY:

    Liabilities:
    Due to affiliates                                    $ 2,039,774
    Accounts payable and accrued expenses                     34,455
                                                         -----------
          Total liabilities                                2,074,229
                                                         -----------

    Commitments and contingencies

              SHAREHOLDER'S EQUITY:

    Shareholder's equity:
    Common stock, $.001 par valued;
    authorized 120,000,000 shares;
    20,000 shares issued and outstanding                          20
    Additional paid-in capital                               199,980
    Accumulated loss                                         (68,479)
                                                         -----------
          Total shareholder's equity                         131,521
                                                         -----------
          Total liabilities and shareholder's equity     $ 2,205,750
                                                         ===========


    The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED




                             STATEMENT OF OPERATIONS

     For the period from inception (February 26, 2001) to December 31, 2001


      Revenues:

          Interest income                                    $  2,304
                                                             --------

      Expenses:

          General and administrative expenses                  71,138
                                                             --------

              Loss before income from equity investments      (68,834)

      Income from equity investments                              355
                                                             --------

              Net loss                                       $(68,479)
                                                             ========

      Basic loss per share:                                  $  (3.42)
                                                             ========

      Weighted average shares outstanding - basic              20,000
                                                             ========


    The accompanying notes are an integral part of the financial statements.


                        STATEMENT OF SHAREHOLDER'S EQUITY

     For the period from inception (February 26, 2001) to December 31, 2001


                                                 Additional
                                     Common        paid-in     Accumulated
                                      stock        capital         loss        Total
                                      -----        -------         ----        -----
20,000 shares issued $.001 par,
   at $10 per share                 $      20     $ 199,980                   $200,000
Net loss                                                        $ (68,479)     (68,479)
                                    ---------     ---------     ---------     --------

                                    $      20     $ 199,980     $ (68,479)    $131,521
                                    =========     =========     =========     ========


    The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED




                             STATEMENT OF CASH FLOWS

     For the period from inception (February 26, 2001) to December 31, 2001


      Cash flows from operating activities:
          Net loss                                         $ (68,479)
          Increase in accounts payable and accrued
          expenses                                            34,455
          Increase in due to affiliates (a), (b)              22,586
          Equity income                                         (355)
                                                           ---------
             Net cash used in operating activities           (11,793)
                                                           ---------

      Cash flows from financing activities:
          Proceeds from stock issuance                       200,000
                                                           ---------
             Net cash provided by financing activities       200,000
                                                           ---------

             Net increase in cash and cash equivalents       188,207

      Cash and cash equivalents, beginning of period              --
                                                           ---------

      Cash and cash equivalents, end of period             $ 188,207
                                                           =========


(a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering. At December 31, 2001, the amount due to the Company's Advisor, Carey Asset Management Corp., was $1,888,548.

(b) Increase in due to affiliates excludes amounts used to purchase interests in three equity investments (investing activities). An affiliate, Corporate Property Associates 14 Incorporated, has advanced $130,065 on behalf of the Company and used $1,425 from the Company's share of distributions from the equity investments as a partial offset of such advances.

    The accompanying notes are an integral part of the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


1.    Organization and Offering:

      Corporate Property Associates 15 Incorporated, a Maryland corporation (the "Company"), was formed on February 26, 2001 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Asset Management Corp. (the "Advisor").

      On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

      A maximum of 40,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected other dealers at a price of $10 per share. On January 31, 2002, the Company issued 2,717,673 shares ($27,176,730). The Company intends to invest the net proceeds of the Offering in properties, as described in the prospectus of the Company (the "Prospectus").

2.    Summary of Significant Accounting Policies:

          Cash and Cash Equivalents:

          The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company's cash and cash equivalents at December 31, 2001 were held in the custody of one financial institution, and which balance at times exceeds federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

          Use of Estimates:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments. Actual results could differ from those estimates.

          Real Estate Leased to Others:

          The Company intends to lease real estate to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Substantially all of the Company's leases will provide for either scheduled rent increases, periodic increases based on formulas indexed to the Consumer Price Index ("CPI") or sales overrides. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

          For properties under construction, interest will be capitalized rather than expensed and rentals received recorded as a reduction of capitalized project (i.e., construction) costs.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

      The leases will be accounted for under either the direct financing or operating methods. Such methods are described below:

            Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment. Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

            Operating method - Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

      When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company will assess the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets will be adjusted to their estimated fair value.

      Depreciation:

      Depreciation will be computed using the straight-line method over the estimated useful lives of the properties -- generally not to exceed 40 years.

      Offering Costs:

      Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholder's equity upon the issuance of shares.

      Equity Investments:

      The Company's ownership interests in entities in which it owns 50% or less and has the ability to exercise significant influence are accounted for under the equity method, i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Earnings Per Share:

      The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying financial statements.

      Income Taxes:

      During 2001, the Company has elected C-Corp status and will file separate federal, state and local income tax returns. For 2001, the Company had taxable losses and will be obligated to pay minimum state and local taxes.

      The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, and accordingly will not be subject to Federal income taxes on amounts distributed to shareholders (except income from foreclosure property), provided it distributes at least 90% of its real estate investment trust taxable income to its shareholders and meets certain other conditions.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

3.    Agreements and Transactions with Related Parties:

      In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, as defined in the Advisory Agreement. The performance fee will be payable in cash or restricted stock at the option of the Advisor. The Advisor will also be reimbursed for certain general and administrative expenses, primarily the cost of personnel needed to provide administrative services necessary to the operation of the Company. No asset management and performance fees nor general and administrative reimbursements were incurred by the Company in 2001.

      Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased.

      The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only the extent that such reimbursement would not cause the Company's operating expenses to exceed the 2%/25% Guidelines in any such year.

      The Company owns limited partnership interests in three limited partnerships, with the remaining interests held by an affiliate (see Note
      5).

4.    Commitments and Contingencies:

      The Company will be liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company will reimburse Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees relating to the Offering. The total underwriting compensation to Carey Financial and other dealers in connection with the Offering shall not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. Through December 31, 2001, such costs paid by Advisor totaled $1,888,548.

5.    Acquisitions of Real Estate Interests:

      A. On November 28, 2001, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, formed two limited partnerships which purchased thirteen properties for $71,971,174 and entered into two net leases with Petsmart, Inc. ("Petsmart"). In connection with the acquisition, the limited partnerships obtained limited recourse mortgage financing of $43,125,000. The Company has an initial limited partnership ownership interest of .001% and has an option to increase such ownership interest to 30% by no later than December 31, 2004. CPA(R):14 has the right to require the Company to

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
            purchase an additional 29.999% interest in the limited partnerships subject to a limit of 10% of the Company's gross offering proceeds.

            The Petsmart leases have an initial term of 20 years followed by a ten-year renewal option and thereafter by two five-year options. Initial annual rent is $7,262,750 with stated increases of 9% every five years.

            The limited recourse mortgage loans are collateralized by deeds of trust and lease assignments and provide for monthly payments of interest and principal of $307,464 at an annual fixed rate of 7.70% based on a 30-year amortization schedule. The loans mature on December 1, 2011 at which time balloon payments are scheduled.

      B. On December 20, 2001, the Company and CPA(R):14 formed a limited partnership which purchased three properties in Cincinnati, Ohio; Norcross, Georgia and Elkwood, Virginia for $12,974,479 and entered into a master net lease with Builders First Source-Atlanta Group, Inc. and Builders First Source-Ohio Valley, Inc., collectively, as lessee. The lease obligations are unconditionally guaranteed by the lessees' parent company, Builders Firstsource, Inc. ("Builders First"). The Company has an initial limited partnership ownership interest of 1% and has an option to increase such ownership interest to 40% by no later than December 31, 2004. CPA(R):14 has the right to require the Company to purchase an additional interest in the limited partnership of up to 39%, subject to a limit of 10% of the Company's gross offering proceeds.

            The lease has an initial term of fifteen years with two ten-year renewal options with an initial annual rent of $1,384,377. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI, capped at 2% per year compounded for each rent increase. The limited partnership obtained limited recourse mortgage financing of $7,600,000 collateralized by a deed of trust and a lease assignment and provides for monthly payments of interest and principal of $56,510 at an annual interest rate of 7.57% based on a 25-year amortization schedule. The loan matures in February 2012 at which time a balloon payment is scheduled.

            The Company is accounting for its interests in the Petsmart and BuildersFirst limited partnerships under the equity method of accounting.

      Summarized combined financial information of the equity investees is as follows:

            (in thousands)                                   December 31, 2001
                                                             -----------------
            Assets (primarily real estate)                        $87,325
            Liabilities (primarily mortgage notes payable)         43,824
            Partners' equity                                       43,501

                                                   For the period from inception
                                                    (February 26, 2001) through
                                                         December 31, 2001
                                                         -----------------
            Revenues (primarily rental revenues)              $ 681
            Expenses (primarily interest on
              mortgages and depreciation)                       491
                                                              -----
            Net income                                        $ 190
                                                              =====


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

6.    Subsequent Events (Unaudited):

On February 28, 2002, the Company exercised its purchase options to increase its limited partnership interests in the Petsmart limited partnership and Builders First limited partnership to 30% and 40%, respectively, for a payment of $11,024,275 to CPA(R):14.

In February and March 2002, the Company issued an additional 3,233,904 shares ($32,339,040) and had issued a total of 5,951,577 shares pursuant to its offering through March 20, 2002.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------



There is no established public trading market for the Shares of the Company. As of December 31, 2001, there was one holder of record of the Shares of the Company.







REPORT ON FORM 10-K
--------------------------------------------------------------------------------



The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.