Form 10-Q
period 2002-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2002-05-14
CIK 1138301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  For the quarterly period ended MARCH 31, 2002
                                       of

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

                  CPA(R):15 has SHARES OF COMMON STOCK registered pursuant to
                  Section 12(g) of the Act.

                  CPA(R):15 HAS NO SECURITIES registered on any exchanges.

                  CPA(R):15 does not have any Securities registered pursuant to
                  Section 12(b) of the Act.

                  CPA(R):15 (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  CPA(R):15 has no active market for common stock at May 10, 2002.

                  CPA(R):15 has 11,741,448 shares of common stock, $.001 Par Value outstanding at May 10, 2002.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
                                      INDEX

                                                                                             Page No.
                                                                                             --------
PART I

Item 1. -  Financial Information*

           Condensed Consolidated Balance Sheets, December 31, 2001
           and March 31, 2002                                                                    2

           Condensed Consolidated Statement of Income for the three months ended
           March 31, 2002                                                                        3

           Condensed Consolidated Statement of Cash Flows for the three months
           ended March 31, 2002                                                                  4

           Notes to Condensed Consolidated Financial Statements                                5-8

 Item 2. - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                9-11

 PART II - Other Information

 Item 4. - Submission of Matters to a Vote of Security Holders                                  12

 Item 6. - Exhibits and Reports on Form 8-K                                                     12

 Signatures                                                                                     13

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 2001          March 31, 2002
                                                                   -----------------          --------------
                                                                         (Note)                (Unaudited)
         ASSETS:

Cash and cash equivalents                                            $    188,207            $ 60,060,916
Equity investments                                                        128,995              11,080,754
Deferred offering costs                                                 1,888,548               1,954,967
                                                                     ------------            ------------
        Total assets                                                 $  2,205,750            $ 73,096,637
                                                                     ============            ============

         LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Due to affiliates                                                    $  2,039,774            $  2,009,439
Accounts payable and accrued expenses                                      34,455                  88,555
Deferred acquisition fees payable to affiliate                                 --                 501,024
Dividends payable                                                              --                 484,104
                                                                     ------------            ------------
        Total liabilities                                               2,074,229               3,083,122
                                                                     ------------            ------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000
     shares; 20,000 and 7,736,538 shares issued and
     outstanding at December 31, 2002 and March 31, 2002                       20                   7,737
Additional paid-in capital                                                199,980              70,449,553
Dividends in excess of accumulated earnings                               (68,479)               (443,775)
                                                                     ------------            ------------
        Total shareholders' equity                                        131,521              70,013,515
                                                                     ------------            ------------
        Total liabilities and shareholders' equity                   $  2,205,750            $ 73,096,637
                                                                     ============            ============


          The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT of INCOME
                                   (UNAUDITED)


                                                             Three Months Ended
                                                             ------------------
                                                                March 31, 2002
                                                             ------------------
Revenues:
   Interest income                                               $   116,637
                                                                 -----------

Expenses:
   Interest                                                            2,500
   General and administrative                                         96,463
   Property expenses                                                  21,900
                                                                 -----------
                                                                     120,863
                                                                 -----------
       Loss before income from equity investments                     (4,226)

   Income from equity investments                                    113,034
                                                                 -----------

       Net income                                                $   108,808
                                                                 ===========

Basic and diluted earnings per share                             $       .03
                                                                 ===========

Weighted average shares outstanding - basic and diluted            3,208,701
                                                                 ===========

Note: The Company had no activity from the period from inception (February 26, 2001) to March 31, 2001.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                      Three Months Ended
                                                                      ------------------
                                                                        March 31, 2002
                                                                      ------------------
Cash flows from operating activities:
  Net income                                                            $    108,808
  Adjustments to reconcile net income to net cash
      provided by operating activities:
      Increase in accounts payable and accrued expenses                       54,100
      Increase in due to affiliates (a)                                       31,886
                                                                        ------------
         Net cash provided by operating activities                           194,794
                                                                        ------------

Cash flows from investing activities:
  Acquisitions of equity investments and other capitalized costs (b)     (10,886,369)
  Distributions from equity investments in excess of equity income           306,994
                                                                        ------------
         Net cash used in investing activities                           (10,579,375)
                                                                        ------------

Cash flows from financing activities:
  Proceeds from issuance of stock, net of costs of raising capital        70,257,290
                                                                        ------------

         Net increase in cash and cash equivalents                        59,872,709

Cash and cash equivalents, beginning of period                               188,207
                                                                        ------------

     Cash and cash equivalents, end of period                           $ 60,060,916
                                                                        ============


Note: The Company had no activity from the period from inception (February 26, 2001) to March 31, 2001.


(a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering. At March 31, 2002, the amount due to the Company's Advisor, Carey Asset Management Corp., was $1,954,967.

(b) Includes payment of $128,640 that was due to affiliates as of December 31, 2001 related to purchase of initial interests in three equity investments.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation:

The condensed consolidated financial statements include the accounts of Corporate Property Associates 15 Incorporated and its wholly owned subsidiaries (collectively, the "Company"). All material inter-entity transactions have been eliminated. All entities in which the Company has a controlling interest are consolidated in the accompanying condensed consolidated financial statements .

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Note 2.  Organization and Offering:

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

A maximum of 40,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected other dealers at a price of $10 per share. During the quarter ended March 31, 2002, the Company issued 7,716,538 shares ($77,165,380) and has issued an additional 4,004,910 shares ($40,049,100) since March 31, 2002. The Company is investing the net proceeds of the Offering in properties, as described in the prospectus of the Company (the "Prospectus"). The Company has also registered up to 10,000,000 shares for a dividend reinvestment plan.

Note 3.  Transactions with Related Parties:

In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1% of Average Invested Assets. The performance fee is subordinated to the Preferred Return, a cumulative annual non-compounded dividend return of 6%. The Advisor will also be reimbursed for certain general and administrative expenses, primarily the cost of personnel needed to provide administrative services necessary to the operation of the Company. For the three-month period ended March 31, 2002, the Company incurred an asset management fee of $10,950 and a performance fee in like amount. The Advisor is not currently entitled to receive the performance fee as the Preferred Return criterion has not been met. The Advisor will have the option of receiving the performance fee in cash or restricted common stock of the Company. The unpaid performance fees have been accrued and included in accounts payable to affiliates in the accompanying condensed consolidated financial statements. No general and administrative reimbursements have been incurred.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property is purchased.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees relating to the Offering. The total underwriting compensation to Carey Financial and other dealers in connection with the Offering shall not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. Such costs paid by Advisor totaled $3,264,218 through March 31, 2002, of which the Company has reimbursed $1,309,251.

Note 5.  Equity Investments:

In 2001, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, formed two limited partnerships which entered into net leases for 13 properties with Petsmart, Inc. ("Petsmart") and a limited partnership which entered into a net lease for three properties with Builders Firstsource, Inc. ("Builders First"). The Company initially purchased a 0.001% interest in the Petsmart limited partnerships and a 1% interest in the Builders First partnership at the time the properties were acquired. Under the limited partnership agreements, the Company had an obligation to CPA(R):14 to increase its ownership interests in the Petsmart and Builders First limited partnerships to 30% and 40%, respectively, subject to certain conditions. On February 28, 2002, the Company paid $10,886,369 to CPA(R):14 and purchased the additional ownership interests in the Petsmart and Builders First limited partnerships. The interests in the three limited partnerships are accounted for under the equity method as the Company's ownership interests are less than 50% and the Company exercises significant influence.

Summarized financial information of the equity investees is as follows:

Limited partnerships leasing properties to Petsmart, Inc

  (in thousands)                                            December 31, 2001         March 31, 2002
                                                            -----------------         --------------
Assets (primarily real estate)                                $74,361                    $74,210
Liabilities (primarily mortgage notes payable)                 43,731                     43,792
Partners' equity                                               30,630                     30,418

                                                                                      Three Months Ended
                                                                                          March 31, 2002
                                                                                      ------------------
  Revenues (primarily rental revenues)                                                       $2,076
  Expenses (primarily interest on mortgages and depreciation)                                 1,208
                                                                                             ------
  Net income                                                                                 $  868
                                                                                             ======

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Limited partnership leasing properties to Builders Firstsource, Inc.

  (in thousands)                                            December 31, 2001              March 31, 2002
                                                            -----------------              --------------
  Assets (primarily real estate)                                   $12,964                       $12,967
  Liabilities (primarily mortgage notes payable)                        92                         8,076
  Partners' equity                                                  12,872                         4,891


                                                                                         Three Months Ended
                                                                                           March 31, 2002
                                                                                         ------------------
  Revenues (primarily rental revenues)                                                              $346
  Expenses (primarily interest on mortgages and depreciation)                                        166
                                                                                                    ----
  Net income                                                                                        $180
                                                                                                    ====


Note 6.  Dividends Payable:

A dividend of $0.001666 per share per day in the period from January 1, 2002 through March 31, 2002 ($484,104) was declared in March 2002 and paid in April 2002.

Note 7.  Subsequent Event:

On April 10, 2002, the Company purchased land and buildings in Auburn, Indiana; Buffton, Ohio and Milan, Tennessee for $20,955,621 and entered into a master net lease with Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (collectively, "Tower"). The lease obligations have been unconditionally guaranteed by Tower Automotive, Inc., the parent company.

The lease has an initial term of 18 years followed by two 10-year renewal options. Annual rent is initially $2,355,875 with rent increases every three years based on a formula indexed to increases in the Consumer Price Index In connection with the purchase, the Company obtained $12,022,870 of limited recourse mortgage financing collateralized by the Tower properties and a lease assignment. The loan provides for monthly payments of interest and principal of $88,052 at an annual interest rate of 7.98% and based on a 30-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

Note 8.  Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto as of March 31, 2002 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved. A description of CPA(R):15's objectives, acquisition and financing strategies and factors that may affect future operating results is detailed in Item 1 of the Annual Report on Form 10-K.

CPA(R):15 was formed in 2001 and is using the proceeds from its $400,000,000 "best efforts" public offering along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. CPA(R):15 negotiates leases that provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, provide for additional rents based on sales in excess of a specified based amount. CPA(R):15 is also acquiring interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures, which may be in the form of limited partnerships, limited liability companies or tenancies-in-common, generally enter into net leases with single corporate tenants.

CPA(R):15's objectives for its investors are to pay quarterly dividends at an increasing rate that for taxable shareholders may be partially free from current taxation, provide inflation-protected income through CPI-based rent increases, own a diversified portfolio of net leased properties and increase the equity in CPA(R):15's real estate portfolio by obtaining mortgage debt that provides for scheduled principal payment installments.

As CPA(R):15 uses its offering proceeds to purchase investments in real estate, it is adopting certain critical accounting policies that will be crucial to understanding of its financial condition and results of operations. Such policies include, but are not limited to the following:

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):15 will be required to assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):15's real estate operations will have a limited number of lessees, Management believes that it will be necessary to evaluate specific situations rather than solely use statistical methods.

CPA(R):15 will also use estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management will perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents and residual values. In its evaluations, CPA(R):15 will attempt to obtain market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Because CPA(R):15's properties are leased to single tenants, CPA(R):15 may be more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):15 different from the risks faced by companies that own multi-tenant properties. Events or

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized up on sale of the asset.

CPA(R):15 will recognize rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):15 is reached.

CPA(R):15 and certain affiliates are investors in certain real estate ventures. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly held entities and certain investments are held directly as tenants in common. Substantially all of these investments will represent jointly purchased properties which are net leased to a single tenant and will be structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):15 and the affiliate. The placement of an investment in a jointly held entity or tenancy in common requires the approval of the Independent Directors. All of the jointly held investments will be structured so that CPA(R):15 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):15, accounted for under the equity method or, for tenancies-in-common meeting certain conditions, presented on a proportional basis. All of the jointly held investments are subject to contractual agreements.

Results of Operations

For the three-month period ended March 31, 2002, CPA(R):15 had net income of $109,000. The results for the period are not representative of future results as CPA(R):15 is newly formed and is in the process of raising funds from its "best efforts" public offering, primarily for investment in real estate. CPA(R):15's revenues consisted solely of interest income on money market investments. Over the next several years, CPA(R):15 expects to invest substantially all of its cash in real estate investments. CPA(R):15 also had income from its equity investments of $113,000. During the fourth quarter of 2002, CPA(R):15 acquired de minimus interests in limited partnerships with Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate. On February 28, 2002, the Company exercised options to increase its ownership interests -- to 30% in two limited partnerships that net lease 13 properties to Petsmart, Inc., and to 40% in a limited partnership that net leases three properties to Builders Firstsource, Inc. Based on current projections, annual distributions from these investments at the current ownership interests will be approximately $1,350,000. Such distributions will be generated from the cash flow (rental income less mortgage debt service) of the underlying partnerships.

In April 2002, CPA(R):15 entered into a net lease with Tower Automotive, Inc. Annual cash flow from the Tower Automotive lease will be approximately $1,300,000.

Expenses for the three-month period primarily consist of directors fees and estimates for annual professional fees and other costs that are recognized ratably over the year. As the asset base increases and property-level limited recourse mortgage financing is obtained, revenues and expenses will increase substantially.

Financial Condition

For the three-month period ended March 31, 2002, cash flows from operations were $195,000, and, as noted, are not expected to be indicative of future cash flow as CPA(R):15 acquires additional real estate investments. Operating cash flow will increase substantially as a result of the Tower Automotive property purchase and the additional equity investment in the Petsmart and Builders Firstsource limited partnerships. Under accounting principles generally accepted in the United States of America, any cash received from equity investments in excess of income from equity investments is a return of investment and included in cash flows from investing activities. Because CPA(R):15's equity investments are in real estate investments and their ability to generate cash flow in excess of income is generally due to depreciation, a noncash charge, Management will consider cash flows from equity investments along with net cash provided by operations in assessing CPA(R):15's ability to pay quarterly dividends. CPA(R):15 paid its first quarterly dividend in April 2002.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In addition to cash distributions received from equity investments, CPA(R):15 used $10,886,000 to increase its ownership interests in the Petsmart and Builders Firstsource limited partnerships and reimburse CPA(R):14 for advancing the funding for the initial purchase of ownership interests in three equity investments.

During the quarter ended March 31, 2002, CPA(R):15 raised $70,257,000, net of costs, in connection with its "best efforts" public offering. As of March 31, 2002, CPA(R):15 had approximately $60,000,000 of cash available for investment, of which approximately $8,550,000 was used for the purchase of the properties net leased to Tower Automotive. Subsequent to March 31, 2002, the Company issued an additional 4,004,910 shares ($40,049,100). CPA(R):15 is actively evaluating potential net lease investments and intends to use its available cash along with limited recourse mortgage financing to purchase properties. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its risk, while unsecured debt financing would give a lender recourse to all of CPA(R):15's assets. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CPA(R):15's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition and the accounting for asset acquisitions. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are longer be amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):15's financial statements.

In August 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on CPA(R):15's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CPA(R):15 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2002, no matters were submitted to a vote of Security Holders.


Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:
                  Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows as of March 31, 2002:

                  Shares registered:                                                          40,000,000

                  Aggregate price of offering amount registered:                            $400,000,000

                  Shares sold:                                                                 7,736,538

                  Aggregated offering price of amount sold:                                 $ 77,365,380

                  Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
                     owning ten percent or more of any class of equity
                     securities of the issuer and to affiliates of the issuer:                  $899,355

                  Direct or indirect payments to others:                                    $  6,008,735

                  Net offering proceeds to the issuer after deducting expenses:             $ 70,457,290

                  Purchases of real estate and equity investments:                          $ 10,757,729

                  Working capital reserves:                                                 $    773,654

                  Temporary investments in cash and cash equivalents:                       $ 58,925,907

         (b)    Reports on Form 8-K:

                During the quarter ended March 31, 2002, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


    5/13/02                          By:     /s/ John J. Park
 ------------                               ------------------------------------
     Date                                        John J. Park
                                                 Executive Vice President,
                                                 Treasurer and Chief Financial
                                                 Officer (Principal Financial
                                                 Officer)


    5/13/02                          By:     /s/ Claude Fernandez
 ------------                               ------------------------------------
     Date                                        Claude Fernandez
                                                 Executive Vice President and
                                                 Chief Administrative Officer
                                                 (Principal Accounting Officer)