Form 10-Q
period 2002-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2002-08-14
CIK 1138301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                  For the quarterly period ended JUNE 30, 2002
                                       of

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

CPA(R):15 has no active market for common stock at August 13, 2002.

CPA(R):15 has 20,396,984 shares of common stock, $.001 Par Value outstanding at August 13, 2002.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 2001
               and June 30, 2002                                                                         2

               Condensed Consolidated Statements of Income for the three and six months
               ended June 30, 2002                                                                       3

               Condensed Consolidated Statement of Cash Flows for the six months
               ended June 30, 2002                                                                       4

               Notes to Condensed Consolidated Financial Statements                                    5-9



Item 2. -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   10-13

Item 3. -      Quantitative and Qualitative Disclosures about Market Risk                               14


PART II -      Other Information


Item 2(d). -   Use of Proceeds of Registered Offering                                                   15


Item 4. -      Submission of Matters to a Vote of Security Holders                                      15


Item 6. -      Exhibits and Reports on Form 8-K                                                         15


Signatures                                                                                              16

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          December 31, 2001    June 30, 2002
                                                                          -----------------    -------------
                                                                                (Note)          (Unaudited)
         ASSETS:

Land and buildings, net of accumulated depreciation of $170,100 at
     June 30, 2002                                                                              $ 92,723,871
Net investment in direct financing leases                                                         20,970,509
Equity investments                                                           $    128,995         11,142,426
Cash and cash equivalents                                                         188,207         73,514,771
Deferred offering costs                                                         1,888,548          3,240,249
Other assets                                                                           --          3,248,237
                                                                             ------------      -------------
        Total assets                                                         $  2,205,750      $ 204,840,063
                                                                             ============      =============

         LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                                         $ 42,017,435
Accrued interest                                                                                      79,916
Due to affiliates                                                            $  2,039,774          3,387,443
Accounts payable and accrued expenses                                              34,455            366,271
Prepaid rental income                                                                  --            841,242
Deferred acquisition fees payable to affiliate                                         --          2,776,348
Dividends payable                                                                      --          1,861,295
                                                                             ------------      -------------
        Total liabilities                                                       2,074,229         51,329,950
                                                                             ------------      -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares;
     20,000 and 17,321,954 shares issued and outstanding at
     December 31, 2001 and June 30, 2002                                               20             17,322
Additional paid-in capital                                                        199,980        155,058,594
Dividends in excess of accumulated earnings                                       (68,479)        (1,565,803)
                                                                             ------------      -------------
        Total shareholders' equity                                                131,521        153,510,113
                                                                             ------------      -------------
        Total liabilities and shareholders' equity                           $  2,205,750      $ 204,840,063
                                                                             ============      =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENT of INCOME
                                   (UNAUDITED)

                                                                  Three Months Ended         Six Months Ended
                                                                  ------------------         ----------------
                                                                     June 30, 2002             June 30, 2002
                                                                     -------------             -------------
Revenues:
   Rental income                                                      $   635,312               $  635,312
   Interest income from direct financing leases                           166,885                  166,885
   Interest income                                                        380,575                  497,212
                                                                      -----------               ----------
                                                                        1,182,772                1,299,409
                                                                      -----------               ----------
Expenses:
   Interest                                                               254,002                  256,502
   Depreciation                                                           170,100                  170,100
   General and administrative                                             189,959                  286,422
   Property expenses                                                      144,956                  166,856
                                                                      -----------               ----------
                                                                          759,017                  879,880
                                                                      -----------               ----------

       Income before income from equity investments                       423,755                  419,529

   Income from equity investments                                         315,475                  428,509
                                                                      -----------               ----------

       Net income                                                     $   739,230               $  848,038
                                                                      ===========               ==========

Basic and diluted earnings per share                                  $       .06               $      .11
                                                                      ===========               ==========

Weighted average shares outstanding - basic and diluted                12,593,382                7,926,966
                                                                      ===========               ==========

Note: The Company had no activity from the period from inception (February 26, 2001) to June 30, 2001.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENT of CASH FLOWS (UNAUDITED)

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                      June 30, 2002
                                                                                      -------------
Cash flows from operating activities:
  Net income                                                                          $     848,038
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of financing costs                                      170,422
      Equity income in excess of distributions received                                      (6,048)
      Straight-line rent adjustments                                                        (19,691)
      Increase in other assets                                                             (363,404)
      Increase in accrued interest                                                           79,916
      Increase in accounts payable and accrued expenses                                      74,295
      Increase in due to affiliates (a)                                                     124,608
      Increase in prepaid rent and security deposits                                        841,242
                                                                                      -------------
         Net cash provided by operating activities                                        1,749,378
                                                                                      -------------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                          326,939
  Acquisitions of real estate and equity investments and other
      capitalized costs (b)                                                            (122,531,404)
                                                                                      -------------
         Net cash used in investing activities                                         (122,204,465)
                                                                                      -------------

Cash flows from financing activities:
  Proceeds from issuance of stock, net of costs of raising capital                      154,875,916
  Dividends paid                                                                           (484,067)
  Proceeds from mortgages (c)                                                            39,491,862
  Mortgage principal payments                                                                (5,435)
  Deferred financing costs and mortgage deposits                                            (96,625)
                                                                                      -------------
         Net cash provided by financing activities                                      193,781,651
                                                                                      -------------

         Net increase in cash and cash equivalents                                       73,326,564

Cash and cash equivalents, beginning of period                                              188,207
                                                                                      -------------

     Cash and cash equivalents, end of period                                         $  73,514,771
                                                                                      =============

Note: The Company had no activity from the period from inception (February 26, 2001) to June 30, 2001.

         (a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering. At June 30, 2002, the amount due to the Company's Advisor, Carey Asset Management Corp., was $3,240,249.

         (b) Includes payment of $128,640 that was due to affiliates as of December 31, 2001 related to purchase of initial interests in three equity investments.

         (c)      Net of $2,531,008 held by lenders to fund escrow accounts.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation:

The condensed consolidated financial statements include the accounts of Corporate Property Associates 15 Incorporated and its wholly owned subsidiaries (collectively, the "Company"). All material inter-entity transactions have been eliminated. All entities in which the Company has a controlling interest are consolidated in the accompanying condensed consolidated financial statements.

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

Note 2.  Organization and Offering:

Corporate Property Associates 15 Incorporated, a Maryland corporation (the "Company"), was formed on February 26, 2001 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Asset Management Corp. (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC.

On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

A maximum of 40,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected other dealers at a price of $10 per share. During the six months ended June 30, 2002, the Company issued 17,301,954 shares ($173,019,540) and has issued an additional 5,457,745 shares ($54,577,453) since June 30, 2002. The Company is investing the net proceeds of the Offering in properties, as described in the prospectus of the Company (the "Prospectus"). The Company has also registered up to 10,000,000 shares for a dividend reinvestment plan.

Note 3.  Transactions with Related Parties:

In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets. The performance fee is subordinated to the Preferred Return, a cumulative annual non-compounded dividend return of 6%. As of June 30, 2002, the Preferred Return has been met. The Advisor has elected, at its option, to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for certain general and administrative expenses, primarily the cost of personnel needed to provide administrative services necessary to the operation of the Company. For the three-month and six-month periods ended June 30, 2002, the Company incurred asset management fees of $69,570 and $80,520, respectively, with performance fees in like amounts. For both the three-month and six-month periods ended June 30, 2002, the Company incurred general and administrative reimbursements of $49,494.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property is purchased. For transactions that were completed during the six months ended June 30, 2002, current fees were $3,470,435.

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

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company is reimbursing Carey Financial for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees relating to the Offering. The total underwriting compensation to Carey Financial and other dealers in connection with the Offering shall not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. Such costs paid by Advisor totaled $6,333,089 through June 30, 2002, of which the Company has reimbursed $3,092,840.

Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the six-month period ended June 30, 2002 are as follows:

                                                                     2002
                                                                  ----------
Per Statements of Income:
   Rental income from operating leases                            $  635,312
   Interest from direct financing leases                             166,885

Adjustment:
   Share of leasing revenue from equity investments                1,017,242
                                                                  ----------
                                                                  $1,819,439
                                                                  ==========

For the six-month period ended June 30, 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                2002                    %
                                             ----------                ---
Petsmart, Inc. (a)                           $  830,351                 46%
Tower Automotive, Inc.                          523,528                 29
Builders Firstsource, Inc. (a)                  186,891                 10
Racal Instruments, Inc.                         160,266                  9
IntegraColor, Ltd.                               58,530                  3
Fleming Companies, Inc.                          45,900                  2
Advantis Technologies, Inc.                      13,973                  1
                                             ----------                ---
                                             $1,819,439                100%
                                             ==========                ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Note 6.  Equity Investments:

In 2001, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, formed two limited partnerships which entered into net leases for 13 properties with Petsmart, Inc. ("Petsmart") and a limited partnership which entered into a net lease for three properties with Builders Firstsource, Inc. ("Builders First"). The Company initially purchased a 0.001% interest in the Petsmart limited partnerships and a 1% interest in the Builders First partnership at the time the properties were acquired. Under the limited partnership agreements, the Company had an obligation to CPA(R):14 to increase its ownership interests in the Petsmart and Builders First limited partnerships to 30% and 40%, respectively, subject to certain conditions. On February 28, 2002, the Company paid $10,886,369 to CPA(R):14 to purchase the additional ownership interests in the Petsmart and Builders First limited partnerships. The interests in the three limited partnerships are accounted for under the equity method as the Company's ownership interests are less than 50% and the Company exercises significant influence.

Summarized financial information of the equity investees is as follows:

Limited partnerships leasing properties to Petsmart, Inc

in thousands)                                          December 31, 2001       June 30, 2002
                                                       -----------------       -------------
Assets (primarily real estate)                               $74,361               $74,394
Liabilities (primarily mortgage notes payable)                43,731                43,724
Partners' equity                                              30,630                30,670

                                                                     Six Months Ended
                                                                      June 30, 2002
                                                                      -------------
Revenues (primarily rental revenues)                                      $4,164
Expenses (primarily interest on mortgages and depreciation)                2,424
                                                                          ------
Net income                                                                $1,740
                                                                          ======

Limited partnership leasing properties to Builders Firstsource, Inc.

(in thousands)                                          December 31, 2001       June 30, 2002
                                                        -----------------       -------------
Assets (primarily real estate)                               $12,964               $12,909
Liabilities (primarily mortgage notes payable)                    92                 8,053
Partners' equity                                              12,872                 4,856

                                                                     Six Months Ended
                                                                      June 30, 2002
                                                                      -------------
Revenues (primarily rental revenues)                                      $692
Expenses (primarily interest on mortgages and depreciation)                378
                                                                          ----
Net income                                                                $314
                                                                          ====

Note 7.  Dividends Payable:

A dividend of $0.0016621 per share per day in the period from April 1, 2002 through June 30, 2002 was declared in June 2002 and paid in July 2002 ($1,861,295).

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Note 8.  Acquisitions of Real Estate:

On April 10, 2002, the Company purchased land and buildings in Auburn, Indiana; Buffton, Ohio and Milan, Tennessee for $20,995,621 and entered into a master net lease with Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (collectively, "Tower"). The Tower lease obligations have been unconditionally guaranteed by Tower Automotive, Inc., the parent company. The Tower lease has an initial term of 18 years followed by two 10-year renewal options. Annual rent is initially $2,355,875, with rent increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). In connection with the purchase, the Company obtained $12,022,870 of limited recourse mortgage financing collateralized by the Tower properties and a lease assignment. The loan provides for monthly payments of interest and principal of $88,052 at an annual interest rate of 7.89% and based on a 30-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

On May 21, 2002, the Company purchased land and building in Irvine, California for $13,455,497 and entered into a net lease with Racal Instruments, Inc. The lease obligations have been unconditionally guaranteed by RIG Limited, the parent company. The lease has an initial term of 20 years followed by five five-year renewal options. Annual rent is initially $1,301,929 with stated annual rent increases of 2.75%.

On June 14, 2002, the Company purchased land and three buildings in Mesquite, Texas for $12,356,020 and entered into a master net lease with IntegraColor, Ltd. The lease has an initial term of 20 years followed by two ten-year renewal options, and grants the lessee the option to purchase the properties at the expiration of any term at fair market value, as defined in the lease. Annual rent is initially $1,256,700 with annual increases based on a formula indexed to increases in the CPI.

On June 25, 2002, the Company purchased land and building in Alpharetta, Georgia for $13,089,005 and entered into a net lease with Advantis Technologies, Inc. The lease obligations have been unconditionally guaranteed by Rockwood Specialties Group, which owns the lessee. The lease has an initial term of 15 years followed by two ten-year renewal options, and provides for initial annual rent of $1,275,000 with annual increases after the third lease anniversary based on a formula indexed to increases in the CPI, capped at 3%.

On June 28, 2002, the Company purchased land and building in Tulsa, Oklahoma for $53,870,063 and entered into a net lease with Fleming Companies, Inc. The lease has an initial term of 15 years followed by four five-year renewal options and provides for initial annual rent of $5,508,000 with increases every five years based on a formula indexed to increases in the CPI, capped at 9%. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $30,000,000 collateralized by a mortgage and security agreement. The loan provides for monthly payments of interest and principal of $208,948 at an annual interest rate of 7.46% and based on a 30-year amortization schedule. The loan matures in July 2012, at which time a balloon payment is scheduled.

Note 9.  Subsequent Events:

On July 22, 2002, the Company purchased land and building in Miami, Florida for $14,869,110 and entered into a net lease with Trends Clothing Corp. ("Trends"). In connection with the purchase, the Company assumed a limited recourse mortgage loan of $8,630,041.

The lease has an initial term of 15 years with two ten-year renewal options and provides Trends with an option to purchase the property at the end of the initial term and each renewal term. Annual rent is $1,420,000 with increases every three years based on a formula indexed to increases in the CPI.

The limited recourse mortgage loan, which is collateralized by a deed of trust and lease assignment, provides for monthly payments of interest and principal of $70,885 at an annual interest rate of 7.4% and based on a 226-month amortization schedule. The loan is scheduled to mature in May 2016, at which time a balloon payment is scheduled. The loan is not prepayable until July 2006 and may be prepaid thereafter subject to a prepayment premium.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Note 10. Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on the Company's financial statements.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, the Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. The Company has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect SFAS No. 146 to have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto as of June 30, 2002 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved. A description of CPA(R):15's objectives, acquisition and financing strategies and factors that may affect future operating results is detailed in Item 1 of the Annual Report on Form 10-K.

CPA(R):15 was formed in 2001 and is using the proceeds from its $400,000,000 "best efforts" public offering along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 is also acquiring interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures, which may be in the form of limited partnerships, limited liability companies or tenancies-in-common, generally enter into net leases with single corporate tenants.

CPA(R):15's objectives for its investors are to pay quarterly dividends at an increasing rate, provide inflation-protected income through CPI-based rent increases, own a diversified portfolio of net leased properties and increase the equity in CPA(R):15's real estate portfolio by obtaining mortgage debt that provides for scheduled principal payment installments.

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

CPA(R):15 will also use estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management will perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):15's investment objectives are to hold properties on a long-term basis, holding period assumptions will likely range from five to ten years. In its evaluations, CPA(R):15 will generally obtain market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):15 will consider

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):15's properties are leased to single tenants, CPA(R):15 may be more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):15 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

CPA(R):15 will recognize rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):15 is reached.

CPA(R):15 and certain affiliates are investors in certain real estate ventures. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities and certain investments are held directly as tenants in common. Substantially all of these investments will represent jointly purchased properties which are net leased to a single tenant and will be structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):15 and the affiliate. The placement of an investment in a jointly-held entity or tenancy in common requires the approval of CPA(R):15's Independent Directors. All of the jointly held investments will be structured so that CPA(R):15 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):15, accounted for under the equity method or, for tenancies-in-common meeting certain conditions, presented on a proportional basis. All of the jointly-held investments are subject to contractual agreements.

CPA(R):15 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):15 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the noncancellable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets.

Results of Operations

CPA(R):15 had no operations for the periods ended June 30, 2001. For the three-month and six-month periods ended June 30, 2002, CPA(R):15 had net income of $739,000 and $848,000, respectively. CPA(R):15 was formed in 2001 for the purpose of investing in net lease real estate and did not make any substantial investments in real estate until February 2002, when it exercised purchase options to increase its equity investment in three limited partnerships owned with an affiliate, Corporate Property Associates 14 Incorporated. In April 2002, CPA(R):15 completed its first direct acquisition of real estate and as of June 30, 2002, CPA(R):15 has entered into leases with five lessees and anticipates that it will use the proceeds of its "best efforts" public offering along with limited recourse property-level mortgage financing to form a diversified portfolio of real estate net leased to corporate tenants. Accordingly, the results of operations for the periods ended June 30, 2002 are not expected to be representative of future results. CPA(R):15 expects that its asset base will increase substantially. As the asset base of the Company increases, general and administrative, property and depreciation expenses will increase and interest expense will increase as mortgage loans are placed on newly-acquired properties. Interest income from uninvested cash currently represents a substantial portion of CPA(R):15's revenues. As the proceeds of the offering are more fully invested in real estate, interest income will decrease and is expected to be a minor component of overall revenues. After CPA(R):15 is fully invested, CPA(R):15 will maintain balances which it judges to be sufficient for meeting working capital needs.

Based on current operations, CPA(R):15's share of its annual distributions from the investments in the three limited partnerships will be $1,350,000 and will be generated from the cash flow (rents less mortgage debt service) of the underlying partnerships. Annual cash flow from CPA(R):15's leases with Tower Automotive LLC, Racal Instruments,

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Inc., IntegraColor Ltd., Advantis Technologies, Inc. and Fleming Companies, Inc. is projected to be $8,134,000. Since June 30, 2002, CPA(R):15 has completed an additional transaction which will provide annual cash flow of $569,000.

Financial Condition

A major objective of CPA(R):15 is to fully invest its funds in real estate in order to generate sufficient cash flow from operations (including its equity investments) to support its operating requirements and funding dividends to shareholders at an increasing rate, as well as meeting scheduled mortgage debt service. Cash flow from operations and equity investments of $2,076,000 was sufficient to pay dividends of $484,000. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as an investing cash flow. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow (lease revenues, net of property-level debt service) from both its directly-owned real estate and its equity investments.

CPA(R):15 used $122,531,000 to acquire properties currently net leased to five lessees on a single-tenant basis and increase its ownership interests in the Petsmart, Inc. and Builders Firstsource, Inc. limited partnerships. Since June 30, 2002, CPA(R):15 has used an additional $14,869,000 to acquire properties. CPA(R):15 expects to use substantially all of the net proceeds of its offering along with limited recourse mortgage debt to purchase ownership interests in real estate either directly or with affiliates. To the extent that the entire offering is subscribed, acquisition activity can be expected to continue for several years. Management believes that a fully invested, diversified portfolio of real estate investments will mitigate the risk of nonpayment of rent from any single lessee. As of August 8, 2002, CPA(R):15 had $121,278,000 available for investment.

During the six months ended June 30, 2002, CPA(R):15 raised $154,876,000, net of costs, in connection with its "best efforts" public offering. As of June 30, 2002, CPA(R):15 had approximately $70,000,000 of cash available for investment. Since June 30, 2002, the Company issued an additional 5,458,000 shares ($54,580,000). CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, CPA(R):15 obtained $39,492,000 of limited recourse mortgage debt. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its risk, while unsecured debt financing would give a lender recourse to all of CPA(R):15's assets. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. The ability to distribute cash from CPA(R):15's equity investees in excess of their income is primarily due to noncash charges for depreciation. Therefore, after CPA(R):15 completes its public offering and fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time.

CPA(R):15 expects to fully subscribe its public offering before the end of the year and intends to commence a second "best efforts" offering upon completion of the current offering.

A summary of CPA(R):15's contractual obligations and commitments is as follows:

(in thousands)                           Total        2002        2003         2004         2005         2006       Thereafter
                                         -----        ----        ----         ----         ----         ----       ----------
Obligations:
  Limited recourse mortgage notes
     payable                            $42,017       $136       $  345       $  364       $  402       $   434       $40,336
  Deferred acquisition fees               2,776         --          125          694          694           694           569
                                        -------       ----       ------       ------       ------       -------       -------
                                        $44,793       $136       $  470       $1,058       $1,096       $ 1,128       $40,905
                                        =======       ====       ======       ======       ======       =======       =======

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

SFAS No. 141 requires that all business combinations and asset acquisitions be accounted for under the purchase method, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. Use of the pooling-of-interests method for business combinations is no longer permitted. The adoption of SFAS No. 141 did not have a material effect on CPA(R):15's financial statements.

SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and indefinite-lived intangible assets are no longer amortized but are tested for impairment at least annually. Intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and will be amortized over their useful lives. The adoption of SFAS No. 142 on January 1, 2002 did not have a material effect on CPA(R):15's financial statements.

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. Early adoption is permitted. Upon adoption, CPA(R):15 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. CPA(R):15 has not elected early adoption.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. CPA(R):15 does not expect SFAS No. 146 to have a material effect on its financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. In pursuing its business plan, the primary market risk to which CPA(R):15 is exposed is interest rate risk.

The value of CPA(R):15's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect CPA(R):15's ability to refinance its debt when balloon payments are scheduled.

Approximately $42,017,000 of CPA(R):15's long-term debt bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2002 ranged from 7.46% to 7.98%. There was no variable rate debt as of June 30, 2002.

(in thousands)
                       2002          2003          2004          2005          2006        Thereafter      Total   Fair Value
                    ----------    ----------    ----------    ----------    ----------     ----------     -------    -------
Fixed rate debt     $      136    $      345    $      364    $      402    $      434     $   40,336     $42,017    $42,017
Average interest
   rate                   7.62%         7.60%         7.60%         7.60%         7.60%          7.61%

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows as of June 30, 2002:

Shares registered:                                                            40,000,000

Aggregate price of offering amount registered:                              $400,000,000

Shares sold:                                                                  17,321,954

Aggregated offering price of amount sold:                                   $173,219,540

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:                $  1,912,306

Direct or indirect payments to others:                                      $ 16,231,318

Net offering proceeds to the issuer after deducting expenses:               $155,075,916

Purchases of real estate and equity investments:                            $ 83,136,167

Working capital reserves:                                                   $  1,732,195

Temporary investments in cash and cash equivalents:                         $ 70,207,554

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders meeting was held on June 11, 2002, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name Of Director         Total Shares Voting      Shares Voting Yes    Shares Voting No     Shares Abstaining
----------------         -------------------      -----------------    ----------------     -----------------
William P. Carey              4,647,228               4,567,348              6,150                73,730
Francis X. Diebold            4,647,228               4,569,998              3,500                73,730
Elizabeth P. Munson           4,647,228               4,573,498               -                   73,730
George E. Stoddard            4,647,228               4,557,228             16,270                73,730
Ralph F. Verni                4,647,228               4,572,748                750                73,730
Warren G. Wintrub             4,647,228               4,573,498               -                   73,730

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  99.1     Chief Executive Officer's Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Chief Financial Officer's Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  During the quarter ended June 30, 2002, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED




      8/13/02               By:     /s/ John J. Park
   ------------                    -----------------
       Date                             John J. Park
                                        Executive Vice President, Treasurer and
                                        Chief Financial Officer
                                        (Principal Financial Officer)



      8/13/02               By:     /s/ Claude Fernandez
   ------------                    ---------------------
       Date                             Claude Fernandez
                                        Executive Vice President and
                                        Chief Administrative Officer
                                        (Principal Accounting Officer)