Form 10-Q
period 2002-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2002-11-14
CIK 1138301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                For the quarterly period ended SEPTEMBER 30, 2002
                                       of

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

CPA(R):15 has no active market for common stock at November 11, 2002.
CPA(R):15 has 37,973,234 shares of common stock, $.001 Par Value outstanding at November 11, 2002.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                          Page No.
                                                                                          --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, December 31, 2001
               and September 30, 2002                                                           2

               Condensed Consolidated Statements of Income for the three and nine months
               ended September 30, 2001 and 2002                                                3

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2002                                                4

               Notes to Condensed Consolidated Financial Statements                          5-10

Item 2. -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                          11-14

Item 3. -      Quantitative and Qualitative Disclosures about Market Risk                      15

Item 4. -      Controls and Procedures                                                         15

PART II -      Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                          16

Item 4. -      Submission of Matters to a Vote of Security Holders                             16

Item 6. -      Exhibits and Reports on Form 8-K                                                16

Signatures                                                                                     17

Certifications                                                                              18-19

* The summarized financial information contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 2001         September 30, 2002
                                                                             -----------------         ------------------
                                                                                   (Note)                  (Unaudited)
         ASSETS:

Land and buildings, net of accumulated depreciation of $1,000,626 at
     September 30, 2002                                                                                    $203,351,752
Net investment in direct financing leases                                                                    29,933,421
Real estate under construction                                                                               14,663,469
Equity investments                                                              $  128,995                   11,105,037
Cash and cash equivalents                                                          188,207                  125,122,145
Deferred offering costs                                                          1,888,548                    4,582,728
Other assets                                                                             -                   16,393,045
                                                                                 ---------                  -----------
        Total assets                                                            $2,205,750                 $405,151,597
                                                                                 =========                  ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                                                    $ 96,326,077
Accrued interest                                                                                                575,160
Due to affiliates                                                               $2,039,774                    5,032,072
Accounts payable and accrued expenses                                               34,455                      886,936
Prepaid rental income and security deposits                                              -                   13,130,944
Deferred acquisition fees payable to affiliate                                           -                    5,627,111
Dividends payable                                                                        -                    3,833,272
                                                                                 ---------                  -----------
        Total liabilities                                                        2,074,229                  125,411,572
                                                                                 ---------                  -----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares;
     20,000 and 31,346,054 shares issued and outstanding at December 31,
     2001 and September 30, 2002                                                        20                       31,346
Additional paid-in capital                                                         199,980                  283,085,067
Dividends in excess of accumulated earnings                                        (68,479)                  (3,376,388)
                                                                                 ---------                  -----------
        Total shareholders' equity                                                 131,521                  279,740,025
                                                                                 ---------                  -----------
        Total liabilities and shareholders' equity                              $2,205,750                 $405,151,597
                                                                                 =========                  ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

                                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                         CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)

                                                     Three Months Ended September 30,            Nine Months Ended September 30,
                                                     --------------------------------            -------------------------------
                                                       2001                 2002                    2001(1)             2002
                                                       ----                 ----                    ----                ----
Revenues:
   Rental income                                                        $ 3,652,382                                 $ 4,287,694
   Interest income from direct                                              617,137                                     784,022
      financing leases
   Interest income                                   $ 1,118                543,668                $ 1,118            1,040,880
                                                      ------             ----------                 ------           ----------
                                                       1,118              4,813,187                  1,118            6,112,596
                                                      ------             ----------                 ------           ----------
Expenses:
   Interest                                                               1,398,916                                   1,655,418
   Depreciation                                                             830,526                                   1,000,626
   General and administrative(2)                                            400,210                                     686,633
   Property expenses(3)                                    -                472,483                      -              639,339
                                                      ------             ----------                 ------           ----------
                                                           -              3,102,135                      -            3,982,016
                                                      ------             ----------                 ------           ----------

       Income before equity
         investments                                   1,118              1,711,052                  1,118            2,130,580

   Income from equity investments                          -                311,636                      -              740,145
                                                      ------             ----------                 ------           ----------

       Net income                                    $ 1,118            $ 2,022,688                $ 1,118          $ 2,870,725
                                                      ======             ==========                 ======           ==========

Basic and diluted earnings per share                 $   .06            $       .08                $   .06          $       .21
                                                      ======             ==========                 ======           ==========

Weighted average shares outstanding -
   basic and diluted                                  20,000             25,016,087                 20,000           13,680,360
                                                      ======             ==========                 ======           ==========

(1)  For the period from inception (February 26, 2001) to September 30, 2001.

(2) Includes reimbursements for administrative services to the Advisor of $69,800 and $119,294 for the three-month and nine-month periods ended September 30, 2002.

(3) Includes asset management fees to the Advisor of $236,969 and $317,489 for the three-month and nine-month periods ended September 30, 2002 with performance fees in like amounts.

         The accompanying notes are an integral part of the condensed consolidated financial statements

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

          CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                2001 (1)            2002
                                                                                ----                ----
Cash flows from operating activities:
  Net income                                                                  $  1,118          $  2,870,725
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of financing costs                                             1,001,582
      Equity income in excess of distributions received                                              (68,952)
      Straight-line rent adjustments                                                                 (80,003)
      Fees paid to affiliate by issuance of stock                                                     69,570
      Increase in other assets                                                                    (1,139,420)
      Increase in accrued interest                                                                   575,160
      Increase in accounts payable and accrued expenses                                              694,481
      Increase in due to affiliates (a)                                                              426,758
      Increase in prepaid rent and security deposits                                 -             2,669,244
                                                                               -------           -----------
         Net cash provided by operating activities                               1,118             7,019,145
                                                                               -------           -----------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity
      income                                                                                         427,233
  Acquisitions of real estate and equity investments and other
      capitalized costs (b)                                                                     (246,075,076)
                                                                                                 -----------
         Net cash used in investing activities                                                  (245,647,843)
                                                                                                 -----------

Cash flows from financing activities:
  Proceeds from issuance of stock, net of costs of raising
      capital                                                                  200,000           282,846,843
  Dividends paid                                                                                  (2,345,362)
  Proceeds from mortgages (c)                                                                     83,972,341
  Mortgage principal payments                                                                        (91,834)
  Deferred financing costs and mortgage deposits                                     -              (819,352)
                                                                               -------           -----------
         Net cash provided by financing activities                             200,000           363,562,636
                                                                               -------           -----------

         Net increase in cash and cash equivalents                             201,118           124,933,938

Cash and cash equivalents, beginning of period                                       -               188,207
                                                                               -------           -----------

      Cash and cash equivalents, end of period                                $201,118          $125,122,145
                                                                               =======           ===========

(1)  For the period from inception (February 26, 2001) to September 30, 2001.

Noncash investing and financing activities:
         In connection with acquiring a property in 2002, the Company assumed a mortgage note payable of $8,630,041.

         (a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering.

         (b) Includes payment of fees to the Advisor of $6,407,607 relating to the identification, evaluation, negotiation, financing and purchase properties.

         (c)  Net of $3,815,529 held by lenders to fund escrow accounts.

         (d) The Company assigned a security deposit of $10,461,700 to a lender and it is included in other assets and prepaid rents and security deposits, respectively.

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.       Basis of Presentation:

The condensed consolidated financial statements include the accounts of Corporate Property Associates 15 Incorporated and its wholly owned subsidiaries (collectively, the "Company"). All material inter-entity transactions have been eliminated. The subsidiaries in which the Company has a controlling interest (i.e., ownership of more than 50% of the voting and financial interests) are consolidated in the accompanying condensed consolidated financial statements .

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

A maximum of 40,000,000 shares of common stock are being offered to the public (the "Offering") on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), an affiliate of the Advisor, and selected other dealers at a price of $10 per share. During the nine months ended September 30, 2002, the Company issued 31,326,054 shares ($313,260,540) and has issued an additional 6,584,572 shares ($68,845,722) since September 30, 2002. The Company is investing the net proceeds of the Offering in properties, as described in the prospectus of the Company (the "Prospectus"). The Company has also registered up to 10,000,000 shares for a dividend reinvestment plan. On October 29, 2002, the Company filed an amendment to the Offering to register an additional 10,000,000 shares ($100,000,000).

On October 11, 2002, the Company filed a registration statement with the United States Securities and Exchange Commission (the "SEC") for the purpose of offering up to an additional 60,000,000 shares ($600,000,000) of common stock to the public on a "best efforts" basis by Carey Financial at a price of $10 per share. The filing is currently being reviewed by the SEC and the Company expects to commence raising capital under the second offering in the fourth quarter.

Note 3.       Transactions with Related Parties:

In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are in the per annum amount of 1/2 of 1% of Average Invested Assets. The performance fee is subordinated to the Preferred Return, a cumulative annual non-compounded dividend return of 6%. As of September 30, 2002, the Preferred Return has been met. The Advisor has elected, at its option, to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. For the three-month and nine-month periods ended September 30, 2002, the Company incurred asset management fees of $236,969 and $317,489, respectively, with performance fees in like amounts. For the three-month and nine-month periods ended September 30, 2002, the Company incurred personnel reimbursements of $69,800 and $119,294, respectively. No fees or reimbursements were incurred for the three-month and nine-month periods ended September 30, 2001.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property is purchased. For transactions that were completed during the nine months ended September 30, 2002, current fees were $6,407,607.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceed the greater of 2% of Average Invested Assets or 25% of Net Income as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed these amounts, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be reimbursed in future years for the full amount or any portion of such excess expenses, but only the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring; however, such determination is at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a deferred revenue until any contingencies are resolved.

Note 4.       Commitments and Contingencies:

The Company is liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company is reimbursing Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Offering. Total underwriting compensation with the Offering shall not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. The total of these costs paid by the Advisor was $8,552,364 through September 30, 2002, of which the Company has reimbursed $3,969,636.

Note 5.       Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the nine-month period ended September 30, 2002 are as follows:

                                                                        2002
                                                                        ----
Per Statements of Income:
   Rental income from operating leases                               $4,287,694
   Interest from direct financing leases                                784,022

Adjustment:
   Share of leasing revenue from equity investments                   1,778,165
                                                                      ---------
                                                                     $6,849,881
                                                                      =========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

For the nine-month period ended September 30, 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                              2002            %
                                                              ----           ---
Petsmart, Inc. (a)                                         $1,453,104        21%
Fleming Companies, Inc.                                     1,422,900        21
Tower Automotive, Inc.                                      1,112,497        16
Foster Wheeler, Inc.                                          653,856        10
Racal Instruments, Inc.                                       546,061         8
IntegraColor, Ltd.                                            366,632         5
Advantis Technologies, Inc.                                   332,723         5
Builders Firstsource, Inc. (a)                                325,061         5
Hologic, Inc.                                                 291,581         4
Trends Clothing Corp.                                         264,170         4
BE Aerospace, Inc.                                             72,407         1
Danka Office Imaging Company                                    8,889         -
                                                            ---------       ---
                                                           $6,849,881       100%
                                                            =========       ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 6).

Note 6.       Equity Investments:

In 2001, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, formed two limited partnerships which entered into net leases for 13 properties with Petsmart, Inc. ("Petsmart") and a limited partnership which entered into a net lease for three properties with Builders Firstsource, Inc. ("Builders First") with (CPA(R):14 as the general partner. The Company initially purchased a 0.001% interest in the Petsmart limited partnerships and a 1% interest in the Builders First partnership at the time the properties were acquired. Under the limited partnership agreements, the Company had an obligation to CPA(R):14 to increase its ownership interests in the Petsmart and Builders First limited partnerships to 30% and 40%, respectively, subject to certain conditions. On February 28, 2002, the Company satisfied these conditions and paid $10,961,939 to CPA(R):14 to purchase the additional ownership interests in the Petsmart and Builders First limited partnerships. The amounts paid to CPA(R):14 were based on the fair value of the underlying properties, less mortgage debt. The interests in the three limited partnerships are accounted for under the equity method as the Company's ownership interests are less than 50% and the Company exercises significant influence.

Summarized combined financial information of the equity investees is as follows:

(in thousands)                                            December 31, 2001            September 30, 2002
                                                          -----------------            ------------------
Assets (primarily real estate)                                 $87,325                      $87,132
Liabilities (primarily mortgage notes payable)                  43,823                       51,715
Partners' equity                                                43,502                       35,417

                                                                                       Nine Months Ended
                                                                                      September 30, 2002(1)
                                                                                      ------------------
Revenues (primarily rental revenues)                                                        $ 7,278
Expenses (primarily interest on mortgages and depreciation)                                  (4,229)
                                                                                             ------
Net income                                                                                  $ 3,049
                                                                                             ======

(1) The equity investees were formed subsequent to September 30, 2001.

Note 7.       Dividends Payable:

A dividend of $0.0016576 per share per day in the period from July 1, 2002 through September 30, 2002 was declared in September 2002 and paid in October 2002 ($3,833,272).

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Note 8.       Acquisitions of Real Estate:

         A. On September 27, 2002, the Company purchased land and buildings in St. Petersburg, Florida for $23,810,133 and entered into a net lease with Danka Office Imaging Company ("Danka"). The lease obligations of Danka are unconditionally guaranteed by Danka Holding Company and Danka Business Systems, PLC, affiliates of Danka. The Company has committed to fund retrofit and tenant improvement costs of $7,700,000 with such costs scheduled to be completed by no later than July 1, 2003. Upon completion, an initial lease term of fifteen years with two ten-year renewal terms will commence at an annual rent of $3,060,000. The lease provides for rent increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). During the construction period, the Company will receive annual rent of $871,000 on the portion of the buildings that are currently occupied by the tenant.

         B. On September 12, 2002, the Company purchased land and buildings in Miami, Florida for $15,470,072 and entered into a net lease with BE Aerospace, Inc. The lease has an initial term of 18 years with two ten-year renewal options. Annual rent is $1,462,618 with scheduled increases of 1.5% each year. On October 29, 2002, the Company obtained a limited recourse mortgage loan of $10,500,000 which is collateralized by a mortgage and a lease assignment. The loan provides for monthly payments of principal and interest of $63,697 at an annual interest rate of 6.11% based on a 30-year amortization schedule. The loan matures in November 2012, at which time a balloon payment is scheduled.

         C. On August 28, 2002, the Company purchased land and buildings in Danbury, Connecticut for $33,769,634 and entered into a net lease with Hologic, Inc. The lease has an initial term of 20 years with four five-year renewal terms. Annual rent is $3,155,940 with the first rent increase on the fifth anniversary of the lease and every five years thereafter. Rent increases are based on a formula indexed to increases in the CPI, capped at 5.1% for the first rent increase and 8.16% thereafter, during each five-year period.

         D. On August 16, 2002, the Company purchased a leasehold interest in a building in Clinton, New Jersey, subject to a long-term land lease, for $47,015,707 and entered into a net lease with Foster Wheeler Realty Services, Inc. ("Foster Wheeler"). The lease obligations of Foster Wheeler are unconditionally and jointly guaranteed by Foster Wheeler Ltd., Foster Wheeler, Inc. and Foster Wheeler International Holdings, Inc., affiliates of Foster Wheeler. The lease has an initial term of 20 years with two ten-year renewal options. Annual rent is $5,230,850 with increases every three years based on a formula indexed to increases in the CPI, capped at 10.07% during each three-year period. The ground lease has an initial term through 2100 with annual rent of $100. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $29,185,000, which is collateralized by a leasehold mortgage and a lease assignment. The loan provides for monthly payments of interest and principal of $187,744 at an annual interest rate of 5.67% and based on a 30-year amortization schedule. The loan matures in September 2012 at which time a balloon payment is scheduled.

         E. During the nine-month period ended September 30,2002, the Company acquired properties which were previously described in the Company's Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002. A summary of the properties acquired is as follows:

                                                                                     Original
                                                                      Initial         Mortgage          Annual
Lease Obligor:                      Cost        Location            Annual Rent      Financing       Debt Service      Date Acquired
--------------                      ----        --------            -----------      ---------       ------------      -------------
Trends Clothing Corp.            $14,869,110    Miami, FL           $1,420,000      $ 8,630,041       $  850,620       July 22, 2002
Fleming Companies, Inc.           53,870,063    Tulsa, OK            5,508,000       30,000,000        2,507,376       June 28, 2002
Advantis Technologies, Inc.       13,089,005    Alpharetta, GA       1,275,000                -                -       June 25, 2002
IntegraColor Ltd.                 12,356,020    Mesquite, TX         1,256,700                -                -       June 14, 2002
Racal Instruments, Inc.           13,455,497    Irvine, CA           1,301,929        9,500,000          732,600        May 21, 2002
Tower Automotives, Inc.           20,995,621    Auburn, IN;
                                                Buffton, OH and
                                                Milan, TN            2,355,875       12,022,870        1,056,624      April 10, 2002

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Note 9.       Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. The Company does not expect SFAS No. 147 to have a material effect on its financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Note 10.      Subsequent Events:

On October 9, 2002, the Company purchased land in Baton Rouge, Louisiana and entered into construction agency and net lease agreements with Rave Motion Pictures Baton Rouge, LLC ("Rave Motion Pictures") to construct and lease a movie theater. The construction and lease obligations of Rave Motion Pictures are unconditionally guaranteed by its parent company, Rave Reviews Cinemas, L.L.C. The total cost of the build-to-suit project is expected to amount to $11,555,239. Any excess costs to complete the project will be the obligation of Rave Motion Pictures. Upon the earlier of completion of construction or August 31, 2003, an initial term of 20 years will commence followed by options for two ten-year renewal terms. To the extent that all project costs are incurred, annual rent will be $1,285,607 and will be reduced by 11.65% of any costs not incurred. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI.

On October 15, 2002, the Company purchased land and buildings in San Diego, California for $30,096,836 and assumed an existing lease with Overland Storage, Inc., as lessee. The lease has an initial term through February 2014 with one five-year renewal option. Annual rent is $2,621,285 with rent increases of 5%, effective March 2004 and every two years thereafter. In connection with the purchase, the Company obtained a limited recourse mortgage loan of $20,000,000 which is collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $122,234 at an annual interest rate of 6.18% and based on a thirty-year amortization schedule. The loan matures in August 2014 at which time a balloon payment is scheduled.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto as of September 30, 2002 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2001. This quarterly report contains forward looking statements. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved. A description of CPA(R):15's objectives, acquisition and financing strategies and factors that may affect future operating results is detailed in Item 1 of the Annual Report on Form 10-K.

CPA(R):15 was formed in 2001 and is currently using the proceeds from its $400,000,000 "best efforts" public offering along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. The offering is a "blind pool", that is, investments have not been selected prior to the raising of offering proceeds. As of September 30, 2002, CPA(R):15 had raised gross proceeds of $313,460,540. An affiliate, Carey Financial Corporation earns a wholesaling fee of 1/2 of 1% of gross proceeds raised ($1,567,303 as of September 30, 2002) and such fee is directly charged to shareholders' equity. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 may also acquire interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures, which may be in the form of general partnerships, limited partnerships or limited liability companies, generally enter into net leases with single corporate tenants. As of September 30, 2002, CPA(R):15 holds interests in the three limited partnerships with Corporate Property Associates 14 Incorporated ("CPA(R):14"), which are accounted for under the equity method of accounting.

CPA(R):15's objectives are to pay quarterly dividends at an increasing rate, provide inflation-protected income through CPI-based rent increases, own a diversified portfolio of net leased properties and increase the equity in CPA(R):15's real estate portfolio by obtaining mortgage debt that provides for scheduled principal payment installments.

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

CPA(R):15 will also use estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management will perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):15's investment objectives are to hold properties on a long-term basis, holding period assumptions will likely range from five to ten years. In its evaluations, CPA(R):15 will generally obtain market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):15 will consider the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):15's properties

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

are leased to single tenants, CPA(R):15 may be more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):15 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R): 15 will be required to perform a review of residual values at least annually.

CPA(R):15 will recognize rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):15 is reached.

CPA(R):15 and certain affiliates are investors in certain real estate ventures. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities. Substantially all of these investments will represent jointly purchased properties which are net leased to a single tenant and will be structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):15 and the affiliate. The placement of an investment in a jointly-held entity requires the approval of CPA(R):15's Independent Directors. All of the jointly held investments will be structured so that CPA(R):15 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. The presentation of these jointly held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors such as controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):15 or accounted for under the equity method. All of the jointly-held investments are subject to contractual agreements.

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

Results Of Operations

CPA(R):15 did not have any significant operating activity for the periods ended September 30, 2001 and did not commence any substantial acquisition activity until February 2002. During the nine months ended September 30, 2002, CPA(R): 15 entered into ten net lease transactions (see Note 8 for a summary description of the transactions) and purchased additional equity interests in three limited partnerships owned with an affiliate and which net lease properties to two lessees. Annual cash flow (rents less mortgage debt service) from these ten acquisitions, after completion of certain improvements, will be approximately $18,000,000. In addition annual distributions from the three equity interests will approximate $1,000,000. Since September 30, 2002, CPA(R): 15 has entered into two transactions, including the purchase of land and a build-to-suit commitment with Rave Reviews Cinemas L.L.C. and the purchase of properties net leased to Overland Storage, Inc. Upon completion of construction which is expected to be completed in 2003, the lease with Rave Reviews will contribute annual cash flow of $1,286,000. Net of debt service, the lease with Overland Storage will provide annual cash flow of $1,154,000. For the three-month and nine-month periods ended September 30, 2002, CPA(R):15 had net income of $2,023,000 and $2,871,000, respectively. The results of operations for the periods ended September 30, 2002 are not expected to be representative of future results. CPA(R):15 expects that its asset base will continue to increase substantially over the next several years. As the asset base of the Company increases, general and administrative, property and depreciation expenses will increase and interest expense will increase as mortgage loans are placed on newly-acquired and existing properties. Expenses incurred to the Advisor in connection with performing management services pursuant to the Advisory Agreement and related to day-to-day operations of CPA(R):15 are expensed and were $544,000 and $754,000 for the three-month and nine-month periods, respectively. Interest income from uninvested cash currently represents a substantial portion of CPA(R):15's revenues. As the proceeds of the offering are fully invested in real estate, interest income will decrease and is expected to be a minor component of overall revenues. After CPA(R):15 is fully invested, CPA(R):15 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition

A major objective of CPA(R):15 is to fully invest its funds in real estate in order to generate sufficient cash flow from operations and its equity investments to support its operating requirements, fund dividends to shareholders at an increasing rate and pay scheduled mortgage debt service. Cash flow from operations and equity investments of $7,446,000 were sufficient to pay dividends of $2,345,000. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as an investing cash flow. The ability of the equity investees to distribute cash to CPA(R):15 in excess of their income is primarily due to noncash charges for depreciation. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow (lease revenues, net of property-level debt service) from both its directly-owned real estate and its equity investments.

CPA(R):15 used $235,113,000 to acquire properties net leased to ten lessees on a single-tenant basis and $10,962,000 increase its limited partnership interests in limited partnerships that net lease properties on a single-tenant basis to Petsmart, Inc. and Builders Firstsource, Inc. CPA(R):15 currently owns a 30% in the Petsmart limited partnerships and a 40% interest in the Builders Firstsource limited partnership with CPA(R):14 owning the remaining interests as general partner. Before these additional purchases, CPA(R):15 owned a 0.001% interest in the Petsmart limited partnerships and a 1% interest in the Builders Firstsource limited partnership. The ownership interests and the allocation of income or loss and distributions to CPA(R):14 and CPA(R):15 in the three limited partnerships are proportionate to the capital contributed by each partner. The partnerships will have a duration of no more than 50 years and each partner has a right of first refusal in the event that any partner seeks to sell its interest. The partnership agreements do not provide for payments of fees to the general partner or any affiliate. Fees paid to the Advisor, Carey Asset Management Corp., a wholly-owned subsidiary of W.P. Carey & Co. LLC, pursuant to the Advisory Agreement, for services provided to CPA(R):15 relating to the identification, evaluation, negotiation and purchase of properties are capitalized to the cost of real estate investments and were $6,407,607 as of September 30, 2002. Since September 30, 2002, CPA(R):15 has used an additional $33,796,000 to acquire the Rave Reviews and Overland Storage properties, as described in Note 10. CPA(R):15 expects to use substantially all of the net proceeds of its offering along with limited recourse mortgage debt to purchase ownership interests in real estate either directly or with affiliates. To the extent that the entire offering and a proposed second "best efforts" offering are subscribed, acquisition activity can be expected to continue for several years with total real estate assets exceeding $1,500,000,000. Management believes that a fully invested, diversified portfolio of real estate investments will mitigate the risk of nonpayment of rent from any single lessee. As of November 8, 2002, CPA(R):15 had approximately $165,000,000 available for investment and completion of build-to-suit commitments.

During the nine months ended September 30, 2002, CPA(R):15 raised $282,847,000, net of costs, in connection with its "best efforts" public offering. Since September 30, 2002, the Company issued an additional 6,584,572 shares ($65,845,722). As of September 30, 2002, CPA(R):15 had cash balances of $125,122,000. CPA(R):15 intends to hold cash balances sufficient to maintain its operations. CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, CPA(R):15 obtained $96,418,000 of limited recourse mortgage debt. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. Therefore, after CPA(R):15 completes its public offering and fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time.

CPA(R):15 expects to fully subscribe its initial $400,000,000 public offering before the end of 2002 and has filed an amendment to increase the Offering by an additional $100,000,000. CPA(R): 15 intends to commence a second "best efforts" offering for up to $600,000,000 upon completion of the current offering. A filing for the second offering is currently being reviewed by the United States Securities and Exchange Commission.

A summary of CPA(R):15's contractual obligations and commitments as of September 30, 2002 is as follows:

(in thousands)                           Total        2002       2003        2004        2005        2006     Thereafter
                                         -----        ----       ----        ----        ----        ----     ----------
Obligations:
  Limited recourse mortgage notes
     payable(1)                        $ 96,326       $255     $ 1,059      $1,126      $1,222      $1,314      $91,350
  Deferred acquisition fees               5,627                              1,407       1,407       1,407        1,406
Commitment:
  Build-to-suit obligations              14,585          -      14,585           -           -           -            -
                                       --------        ---      ------       -----       -----       -----       ------
                                       $116,538       $255     $15,644      $2,533      $2,629      $2,721      $92,756
                                        =======        ===      ======       =====       =====       =====       ======

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business (see Note 8 for a summary description of mortgage terms).


                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangibles," which establish accounting and reporting standards for business combinations and certain assets and liabilities acquired in business combinations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No. 9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. CPA(R): 15 does not expect SFAS No. 147 to have a material effect on its financial statements.

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

All of CPA(R):15's long-term debt of $96,326,000 bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2002 ranged from 6.66% to 7.98%.

(in thousands)
                           2002       2003       2004         2005        2006       Thereafter        Total      Fair Value
                          ------     ------     ------       ------      ------      ----------       -------     ----------
Fixed rate debt           $  255     $1,059     $1,126       $1,222      $1,314       $91,350         $96,326       $96,326
Average interest
   rate                     7.17%      7.17%      7.17%        7.17%       7.18%         7.16%

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2002.

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to the Company's management, including its co-chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, the Company's co-chief executive officers and chief financial officer have concluded that the Company's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                    PART II

Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows as of September 30, 2002:

Shares registered:                                                          40,000,000

Aggregate price of offering amount registered:                            $400,000,000

Shares sold:                                                                31,346,054

Aggregated offering price of amount sold:                                 $313,460,540

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:              $  3,427,503

Direct or indirect payments to others:                                    $ 27,139,834

Net offering proceeds to the issuer after deducting expenses:             $282,893,203

Purchases of real estate and equity investments:                          $162,922,087

Working capital reserves:                                                   $3,134,605

Temporary investments in cash and cash equivalents:                       $116,836,511

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the quarter ended September 30, 2002, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

        (a)  Exhibits:

             99.1  Certification of Chief Executive Officer Pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002

             99.2  Certification of Chief Financial Officer Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

             During the quarter ended September 30, 2002, the Company was not required to file any reports on Form 8-K.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

       11/11/2002            By:     /s/ John J. Park
      ------------                  ----------------------------------------
          Date                           John J. Park
                                         Executive Vice President, Treasurer and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

       11/11/2002            By:     /s/ Claude Fernandez
      ------------                  ----------------------------------------
          Date                           Claude Fernandez
                                         Executive Vice President and
                                         Chief Administrative Officer
                                         (Principal Accounting Officer)

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this quarterly report on Form 10-Q of Corporate Property Associates 15 Incorporated (the "Registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   11/11/2002                         Date   11/11/2002

       /s/ William Polk Carey                    /s/ Gordon F. Dugan
       ---------------------------               --------------------------

       William Polk Carey                        Gordon F. DuGan
       Chairman                                  Vice Chairman
       (Co-Chief Executive Officer)              (Co-Chief Executive Officer)

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

I, John J. Park, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Corporate Property Associates 15 Incorporated (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     11/11/2002

         /s/ John J. Park
         ---------------------------

         John J. Park
         Chief Financial Officer