Form 10-K
period 2002-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2003-03-27
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 333-58854

                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                  52-2298116
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA
       NEW YORK, NEW YORK 10020                            10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100
                            -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            -------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|.

      Registrant has no active market for its common stock as of March 14, 2003. Non-affiliates held 39,912,539 shares at March 24, 2003.

      As of March 24, 2003, there are 40,052,961 shares of common stock of Registrant outstanding.

      Registrant incorporates by reference its definitive Proxy Statement with respect to its 2003 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

Item 1. Business.

Corporate Property Associates 15 Incorporated ("CPA(R):15") was formed as a Maryland corporation on February 26, 2001. Between November 7, 2001 and November 8, 2002, CPA(R):15 sold a total of 39,964,488 shares of common stock for a total of $399,644,880 in gross offering proceeds. CPA(R):15 is also currently in the process of offering an additional 69,000,000 shares of its common stock to the public, with anticipated total gross offering proceeds of $690,000,000. CPA(R):15 is a real estate investment trust ("REIT") engaged in the business of investing in commercial and industrial real estate. CPA(R):15 will use the proceeds of its original and current offering, combined with limited recourse mortgage debt, to acquire and own commercial properties for lease to companies nationwide and internationally.

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

      - when appropriate, guarantees from parent companies or other entities.

As a REIT, CPA(R):15 will not be subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.

Carey Asset Management Corp., CPA(R):15's advisor, provides both strategic and day-to-day management for CPA(R):15, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. Carey Asset Management Corp. also provides office space and other facilities for CPA(R):15. Carey Asset Management Corp. has dedicated senior executives in each area of its organization so that CPA(R):15 functions as a fully integrated operating company. CPA(R):15 pays asset management fees to Carey Asset Management Corp. and pays certain transactional fees. CPA(R):15 also reimburses Carey Asset Management Corp. for certain expenses. Carey Asset Management Corp. also serves in this capacity for Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated ("CPA(R):12")and Corporate Property Associates 14 Incorporated ("CPA(R):14"). Carey Asset Management Corp. is a wholly-owned subsidiary of W. P. Carey & Co. LLC, ("W.P. Carey") a company with shares listed on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):15's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2002, CPA(R):15 had no employees. Carey Asset Management Corp. employs 27 individuals who perform services for CPA(R):15. CPA(R):15's website address is http://www.CPA15.com.

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

DEVELOPMENTS DURING 2002

CPA(R):15 was formed on February 26, 2001 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of CPA(R):15 is managed by Carey Asset Management Corp. (the "Advisor"), a wholly-owned subsidiary of W.P. Carey.

On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

In October 2002, CPA(R):15 completed a "best efforts" offering of 40,000,000 shares of common stock at a price of $10 per share. During the year ended December 31, 2002, CPA(R):15 issued 39,946,488 shares ($399,464,880). The
Company has also registered up to 10,000,000 shares for a dividend reinvestment plan.

On October 11, 2002, CPA(R):15 filed a registration statement with the United States Securities and Exchange Commission (the "SEC") for the purpose of offering up to an additional 69,000,000 shares ($690,000,000) of common stock to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of W. P. Carey & Co. LLC ("W.P. Carey"), at a price of $10 per share (the "Offering").

In 2001, CPA(R):15 and CPA(R):14, an affiliate, formed two limited partnerships which entered into net leases for 13 properties with Petsmart, Inc. ("Petsmart") and a limited partnership which entered into a net lease for three properties with Builders Firstsource, Inc. ("Builders First"). CPA(R):15 initially purchased a 0.001% interest in the Petsmart limited partnerships and a 1% interest in the Builders First partnership at the time the properties were acquired. Under the limited partnership agreements, CPA(R):15 had an obligation to CPA(R):14 to increase its ownership interests in the Petsmart and Builders First limited partnerships to 30% and 40%, respectively, subject to certain conditions, which were subsequently met. On February 28, 2002, the Company paid $10,886,369 to CPA(R):14 and purchased the additional ownership interests in the Petsmart and Builders First limited partnerships.

On April 10, 2002, CPA(R):15 purchased land and buildings in Auburn, Indiana; Buffton, Ohio and Milan, Tennessee for $20,955,621 and entered into a master net lease with Tower Automotive Products Company, Inc. and Tower Automotive Tool LLC (collectively, "Tower"). The lease obligations have been unconditionally guaranteed by Tower Automotive, Inc., the parent company. The lease has an initial term of 18 years followed by two 10-year renewal options. Annual rent is initially $2,355,875 with rent increases every three years based on a formula indexed to increases in the CPI. In connection with the purchase, CPA(R):15 obtained $12,022,870 of limited recourse mortgage financing collateralized by the Tower properties and a lease assignment. The loan provides for monthly payments of interest and principal of $88,052 at an annual interest rate of 7.89% and based on a 30-year amortization schedule. The loan matures in May 2012 at which time a balloon payment is scheduled.

On May 21, 2002, CPA(R):15 purchased land and building in Irvine, California for $13,455,497 and entered into a net lease with Racal Instruments, Inc. The lease obligations have been unconditionally guaranteed by RIG Limited, the parent company. The lease has an initial term of 20 years followed by five five-year renewal options. Annual rent is initially $1,301,929 with stated annual rent increases of 2.75%. In September 2002, CPA(R):15 obtained $9,500,000 of limited recourse mortgage financing on the property, collateralized by the property and a lease assignment. The loan provides for monthly payments of interest and principal of $61,050 at an annual interest rate of 6.66% and based on a 30-year amortization schedule. The loan matures in September 2012 at which time a balloon payment is scheduled.

On June 14, 2002, CPA(R):15 purchased land and three buildings in Mesquite, Texas for $12,356,020 and entered into a master net lease with IntegraColor, Ltd. The lease has an initial term of 20 years followed by two ten-year renewal options, and grants the lessee the option to purchase the properties at the expiration of any term at fair market value, as defined in the lease. Annual rent is initially $1,256,700 with annual increases based on a formula indexed to increases in the CPI. In July 2002, CPA(R):15 obtained limited recourse mortgage financing of $7,080,000 on the properties, collateralized by the properties and a lease assignment. The loan provides for monthly payments of interest and principal of $46,961 at an annual interest rate of 6.97% and based on a 30-year amortization schedule. The loan matures in August 2012 at which time a balloon payment is scheduled.

On June 25, 2002, CPA(R):15 purchased land and building in Alpharetta, Georgia for $13,089,005 and entered into a net lease with Advantis Technologies, Inc. The lease obligations have been unconditionally guaranteed by Rockwood Specialties Group, the parent company of the lessee. The lease has an initial term of 15 years followed by two ten-year renewal options, and provides for initial annual rent of $1,275,000 with annual increases after the third lease anniversary based on a formula indexed to increases in the CPI, capped at 3%. In November 2002, CPA(R):15 obtained $8,500,000 of limited recourse mortgage financing on the property collateralized by the property and a lease assignment. The loan provides for monthly payments of interest and principal of $50,853 at an annual interest rate of 5.98% and based on a 30-year amortization schedule. The loan matures in December 2032.

On June 28, 2002, CPA(R):15 purchased land and building in Tulsa, Oklahoma for $53,870,063 and entered into a net lease with Fleming Companies, Inc. The lease has an initial term of 15 years followed by four five-year renewal options and provides for initial annual rent of $5,508,000 with increases every five years based on a formula indexed to increases in the CPI, capped at 9%. In connection with the purchase, CPA(R):15 obtained a limited recourse mortgage loan of $30,000,000 collateralized by a mortgage and security agreement. The loan provides for monthly payments of interest and principal of $208,948 at an annual interest rate of 7.46% and based on a 30-year amortization schedule. The loan matures in July 2012, at which time a balloon payment is scheduled.

On July 22, 2002, CPA(R):15 purchased land and building in Miami, Florida for $14,869,110 and entered into a net lease with Trends Clothing Corp. ("Trends"). In connection with the purchase, CPA(R):15 assumed a limited recourse mortgage loan of $8,630,041. The lease has an initial term of 15 years with two ten-year renewal options and provides Trends with an option to purchase the property at the end of the initial term and each renewal term. Annual rent is $1,420,000 with increases every three years based on a formula indexed to increases in the CPI. The limited recourse mortgage loan, which is collateralized by a deed of trust and lease assignment, provides for monthly payments of interest and principal of $70,885 at an annual interest rate of 7.4% and based on a 226-month amortization schedule. The loan is scheduled to mature in May 2016, at which time a balloon payment is scheduled. The loan is not prepayable until July 2006 and may be prepaid thereafter subject to a prepayment premium.

On August 16, 2002, CPA(R):15 purchased a leasehold interest in a building in Clinton, New Jersey, subject to a long-term land lease, for $47,015,707 and entered into a net lease with Foster Wheeler Realty Services, Inc. ("Foster Wheeler"). The lease obligations of Foster Wheeler are unconditionally and jointly guaranteed by Foster Wheeler Ltd., Foster Wheeler, Inc. and Foster Wheeler International Holdings, Inc., affiliates of Foster Wheeler. The lease has an initial term of 20 years with two ten-year renewal options. Annual rent is $5,230,850 with increases every three years based on a formula indexed to increases in the CPI, capped at 10.07% during each three-year period. The ground lease has an initial term through 2100 with annual rent of $100. In connection with the purchase, CPA(R):15 obtained a limited recourse mortgage loan of $29,185,000, which is collateralized by a leasehold mortgage and a lease assignment. The loan provides for monthly payments of interest and principal of $187,744 at an annual interest rate of 6.67% and based on a 30-year amortization schedule. The loan matures in September 2012 at which time a balloon payment is scheduled.

On August 28, 2002, CPA(R):15 purchased land and buildings in Danbury, Connecticut for $33,769,634 and entered into a net lease with Hologic, Inc. The lease has an initial term of 20 years with four five-year renewal terms. Annual rent is $3,155,940 with the first rent increase on the fifth anniversary of the lease and every five years thereafter. Rent increases are based on a formula indexed to increases in the CPI, capped at 5.1% for the first rent increase and 8.16% thereafter, during each five-year period. On December 17, 2002, CPA(R):15 and W. P. Carey, entered into a joint tenancy agreement and CPA(R):15 sold a 36% interest in the Hologic properties as a tenant-in-common to W. P. Carey for $11,614,766.

On September 12, 2002, CPA(R):15 purchased land and buildings in Miami, Florida for $15,470,072 and entered into a net lease with BE Aerospace, Inc. The lease has an initial term of 18 years with two ten-year renewal options. Annual rent is $1,462,618 with scheduled increases of 1.5% each year. On October 29, 2002, CPA(R):15 obtained a limited recourse mortgage loan of $10,500,000 which is collateralized by a mortgage and a lease assignment. The loan provides for monthly payments of principal and interest of $63,697 at an annual interest rate of 6.11% based on a 30-year amortization schedule. The loan matures in November 2012, at which time a balloon payment is scheduled.

On September 27, 2002, CPA(R):15 purchased land and buildings in St. Petersburg, Florida for $23,810,133 and entered into a net lease with Danka Office Imaging Company ("Danka"). The lease obligations of Danka are unconditionally guaranteed by Danka Holding Company and Danka Business Systems, PLC, affiliates of Danka. CPA(R):15 has committed to fund retrofit and tenant improvement costs of $7,700,000 with such costs scheduled to be completed by no later than July 1, 2003. Upon completion, an initial lease term of fifteen years with two ten-year renewal terms will commence at an annual rent of $3,060,000. The lease provides for rent increases every three years based on a formula indexed to increases in the CPI. During the construction period, CPA(R):15 will receive annual rent of $871,000 on the portion of the buildings that are currently occupied by the tenant. In December 2002, CPA(R):15 obtained $12,800,000 of limited recourse mortgage financing on the properties collateralized by the property and a lease assignment. The loan provides for payments of interest at an annual rate of 6.63% until the completion of construction and for monthly payments of interest and principal of $82,000 thereafter at an annual interest rate of 6.63% and based on a 30-year amortization schedule. The loan will mature and a balloon payment is scheduled in July 2013 if construction is completed by July 1, 2003.

On October 9, 2002, CPA(R):15 purchased land in Baton Rouge, Louisiana and entered into construction agency and net lease agreements with Rave Motion Pictures Baton Rouge, LLC ("Rave Motion Pictures") to construct and lease a movie theater. The construction and lease obligations of Rave Motion Pictures are unconditionally guaranteed by its parent company, Rave Reviews Cinemas, L.L.C. The total cost of the build-to-suit project is expected to amount to $11,555,239. Any excess costs to complete the project will be the obligation of Rave Motion Pictures. Upon the earlier of completion of construction or August 31, 2003, an initial term of 20 years will commence followed by options for two ten-year renewal terms. To the extent that all project costs are incurred, annual rent will be $1,285,607 and will be reduced by 11.65% of any costs not incurred. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI.

On October 15, 2002, CPA(R):15 purchased land and buildings in San Diego, California for $30,096,836 and assumed an existing lease with Overland Storage, Inc., as lessee. The lease has an initial term through February 2014 with one five-year renewal option. Annual rent is $2,621,285 with rent increases of 5%, effective March 2004 and every two years thereafter. In connection with the purchase, CPA(R):15 obtained a limited recourse mortgage loan of $20,000,000 which is collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $122,234 at an annual interest rate of 6.18% and based on a thirty-year amortization schedule. The loan matures in August 2014 at which time a balloon payment is scheduled.

On November 20, 2002, CPA(R):15 purchased land and buildings in Richmond, California for $4,967,653 and entered into a net lease with SSG Precision Optronics, Inc. The lease obligations are unconditionally guaranteed by Tinsley Laboratories, Inc. The lease has an initial term of 20 years with two seven-year renewal options. Annual rent is $509,976 with annual increases based on a formula indexed to CPI.

On December 4, 2002, CPA(R):15 purchased six properties in France for Euro 40,314,136 ($40,327,843 at the date of acquisition) and assumed net leases with SA Medica France ("Medica"). The leases have remaining terms through June 30, 2011 and provide for aggregate annual rent of Euro 3,856,618 ($3,857,929 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE. In connection with the purchase of the Medica properties, CPA(R):15 obtained limited recourse mortgage loans of Euro 34,000,000 ($34,011,560 at the date of acquisition). The loans provide for quarterly payments of interest at an annual interest rate of 5.631%. Principal installments are payable based on an initial 1.50% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on October 20, 2017, at which time a balloon payment is scheduled.

On December 12, 2002, CPA(R):15 and CPA(R):14 formed a limited partnership with 60% and 40% interests, respectively and, which purchased a property in New York, New York for $152,041,885 and assumed an existing net lease with SFX Entertainment, Inc. The lease obligations are unconditionally guaranteed by the lessees' parent company, Clear Channel Communications, Inc. ("Clear Channel"). The lease has a remaining term through September 2020 with two ten-year renewal options. The lease provides for an initial annual rent of $10,914,312 with stated rent increases every five years. In connection with the purchase of the properties, the limited partnership obtained limited recourse mortgage financing of $85,000,000 collateralized by a mortgage and security agreement. The loan provides for monthly payments of interest and principal of $481,473 at an annual interest rate of 5.52% based on a 30-year amortization schedule. The loan matures in December 2012 at which time a balloon payment is scheduled.

On December 26, 2002, CPA(R):15, CPA(R):12 and CPA(R):14, through three newly-formed limited partnerships, with 50%, 15% and 35% ownership interests, respectively, purchased land and seven buildings located in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas for $131,678,450 and entered three master net leases with TruServ Corporation. The leases have initial terms of 20 years followed by one renewal term of nine years and 11 months and a second renewal term of 10 years. The leases provide for aggregate initial rent of $12,007,151. In connection with the purchase of the properties, the limited partnerships obtained limited recourse mortgage loans totaling $49,104,774, collateralized by deeds of trust on the properties and lease assignments. Subsequent to December 31, 2002, the limited partnership obtained additional mortgage financing of $27,550,047. The loans provide for aggregate monthly payments of interest and principal of $451,134, at an annual interest rate of 5.83% based on 30-year amortization schedules. The loans mature in January and February 2013, at which time balloon payments are scheduled. The Company is accounting for its 50% non-controlling interests in the limited partnerships under the equity method of accounting.

On December 27, 2002, CPA(R):15 purchased seven properties in France for Euro 103,780,347 ($106,966,300 at the date of acquisition) and entered into six separate net leases with Societe Logidis and one net lease with Societe CV Logistique. The lease obligations are unconditionally guaranteed by their parent companies, Carrefour France, SAS and Carrefour Hypermarches France, SAS (collectively "Carrefour"), subsidiaries of the Carrefour Group. The leases have nine-year terms and provide for aggregate annual rent of Euro 10,190,269 ($10,503,100 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index. In connection with the purchase of the Carrefour properties, CPA(R):15 obtained a limited recourse mortgage loan of Euro 84,244,000 ($86,830,207 at the date of acquisition) which provides for quarterly payments of interest at an annual interest rate of 5.50%. The interest rate is fixed through 2012, at which time the loan will convert to a variable rate. Principal installments are payable based on an initial 1.60% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on December 30, 2014, at which time a balloon payment is scheduled.

On December 31, 2002, CPA(R):15 purchased land and five buildings in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas for $30,415,009 and entered into a net lease with Meadowbrook Meat Company. The lease obligations are unconditionally guaranteed by Fast Food Merchandisers, Inc. and Proficient Food Company, Inc. The lease has an initial term of 15 years and one month with four five-year renewal options. Annual rent is $2,660,000 with stated increases beginning on the fourth anniversary of the lease and annually thereafter. In connection with the purchase of the properties, CPA(R):15 obtained a limited recourse mortgage loan of $18,000,000 which is collateralized by a mortgage and deeds of trust on the properties. The loan provides for monthly payments of principal and interest of $108,847 at an annual interest rate of 6.08% based on a 30-year amortization schedule. The loan matures in January 2013, at which time a balloon payment is scheduled.

On January 28, 2003, CPA(R):15 purchased land in Birmingham, United Kingdom for $9,038,000 and entered into a build-to-suit commitment and a net lease with Insulated Structures, Ltd. ("ISL"). The total cost for the ISL facility is estimated to amount to approximately $22,000,000. Upon completion, a lease with an initial term of 35 years will commence. Annual rent under the lease is (pound)1,033,360 (approximately $1,650,000) with annual rent increases of 2%.

On February 12, 2003, CPA(R):15 purchased land and buildings in Chattanooga, Tennessee for $6,544,503 and entered into a master net lease with Waddington North America Business Trust. The lease obligations are unconditionally guaranteed by WNA American Plastic Industries, Inc. The lease has an initial term of 19 years with two ten-year renewal options. Annual rent is $637,500 with increases every three years based on a formula indexed to the CPI and capped at 3%.

On February 7, 2003, CPA(R):15, CPA(R):12 and CPA(R):14, through a newly-formed limited liability company with ownership interests of 44%, 41% and 15%, respectively purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood, L.L.C. ("Starmark"). The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates. The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167,400 of annual rent will not be included in the determination of the future rent increases. In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term. The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and represent a 5% interest in CPA(R):15. The warrants which may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

On February 25, 2003, CPA(R):15 purchased land and buildings in Mooresville, North Carolina for $15,602,094 and entered into a lease agreement with Polar Plastics (NC), Inc. at an annual rent of $1,460,200. The lease has an initial term of 20 years with two ten-year renewal options and CPI-based rent increases every three years. In connection with the purchase of the properties, CPA(R):15 obtained $9,500,000 of limited recourse mortgage financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $70,829 at an annual interest rate of 6.5% and will fully amortize over 20 years.

On March 12, 2003, CPA(R):15 sold a 35% interest in the limited liability company that owns the Medica and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on the current exchange rate for the Euro), adjusted for capitalized costs incurred since the acquisition including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid CPA(R):15 $11,916,465 and assumed CPA(R):15's $1,031,046 of the deferred acquisition payable to an affiliate. The sale was approved by the Independent Directors and is intended to facilitate CPA(R):15's ability to raise capital. The continued holding of 100% of the Carrefour and Medica interests would have required CPA(R):15 to obtain and provide financial information on the guarantors of the leases in its 1933 and 1934 Act filings in accordance with accounting principles generally accepted in the United States of America, and this information is not available to CPA(R):15.

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

      -     enhance current returns by utilizing varied lease structures;

      - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

      - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):15 will use leverage when available on favorable terms. CPA(R):15 has approximately $374,788,000 in property level debt outstanding. These mortgages mature between 2012 and 2032 and have interest rates between 5.2% and 7.98%. Carey Asset Management Corp. will seek opportunities and consider alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

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

      Leases with Increasing Rent. Carey Asset Management Corp. typically includes, or attempts to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the CPI. In the case of retail stores, the lease may provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not be in existence or contemplated by us as of the date of this report. Carey Asset Management Corp. seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

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

      Diversification. Carey Asset Management Corp. will continue to diversify CPA(R):15's portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying CPA(R):15's portfolio, Carey Asset Management Corp. reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

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

Each property purchased by CPA(R):15 has been and future purchases will be appraised by an independent appraiser. CPA(R):15 will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by CPA(R):15 may be greater or less than the appraised value.

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

HOLDING PERIOD

CPA(R):15 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):15 shareholders. If CPA(R):15's common stock is not listed for trading on a national securities exchange or included for quotation on Nasdaq, CPA(R):15 will generally begin selling properties within eight years after the proceeds of its public offerings are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidity strategy which is likely to result in the greatest value for the shareholders.

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

INDUSTRY SEGMENT

CPA(R):15 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2002, Tower Automotive Company, Inc. Fleming Companies, Inc., Petsmart, Inc. and Foster Wheeler, Ltd. represented 11%, 18%, 14% and 13%, respectively, of the total lease revenue of CPA(R):15. All of the companies are public registrants and file financial statements with the United States Securities and Exchange Commission.

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

The investment of a smaller sum of money will likely result in the acquisition of fewer properties and, accordingly, less diversification of our real estate portfolio than the investment of a larger sum in a greater number of properties. The amount we have to invest will depend on the amount raised in our current offering and the amount of money we are able to borrow. Lack of diversification will increase the potential adverse effect on us and you of a single under-performing investment.

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

If our tenants are highly leveraged, they may have a higher possibility of filing for bankruptcy. Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy. In bankruptcy, a tenant has the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues would be reduced and could cause us to reduce distributions to shareholders. We have highly leveraged tenants at this time, and we may have additional highly leveraged tenants in the future.

The bankruptcy of tenants may cause a reduction in revenue.

Bankruptcy of a tenant could cause:

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

Our tenants generally do not have a recognized credit rating, which may create a higher risk of lease defaults and therefore lower revenues than if our tenants had a recognized credit rating. Generally, no credit rating agencies evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have improving credit profiles. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long term leases with tenants whose credit potential has already been recognized by the market.

There is not, and may never be a public market for our shares, so it will be difficult for shareholders to sell shares quickly.

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

Most of our property acquisitions will be made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We expect to borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2002, we had limited recourse mortgage notes payable outstanding of $374,788,000.

The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT status.

The Internal Revenue Service may take the position that specific sale-leaseback transactions we will treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT Taxable Income could be recalculated which could cause us to fail the Distribution Test.

Balloon payment obligations may adversely affect our financial condition.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to obtain additional financing or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Currently, there are no balloon payment obligations due prior to 2012.

Failure to qualify as a REIT could adversely affect our operations and ability to make distributions.

If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. In addition, distributions to shareholders would no longer qualify for the distributions paid deduction and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

We were incorporated in February 2001 and have a limited operating history.

We did not commence property acquisitions until the beginning of 2002. We can not guaranty that we will continue to find suitable property investments, or that all of our tenants will fulfill all of their lease obligations. Our failure to timely invest the proceeds of our current offering or to invest in quality properties could diminish returns to investors.

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

W. P. Carey & Co. manages our business and selects our real estate investments.
W. P. Carey & Co. has some conflicts of interest in its management of CPA(R):15, which arise primarily from the involvement of W. P. Carey & Co. and its affiliates in other activities that may conflict with CPA(R):15 and the payment of fees by us to W. P. Carey & Co. and its affiliates. The activities in which a conflict could arise between CPA(R):15 and W. P. Carey & Co. are:

      - the receipt of commissions, fees and other compensation by W. P. Carey & Co. and its affiliates for property purchases, leases, sales and financing for CPA(R):15, which may cause W. P. Carey & Co. and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

      - agreements between CPA(R):15 and W. P. Carey & Co. or any of its affiliates, including agreements regarding compensation of W. P. Carey & Co. and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

      - purchases and loans from affiliates, subject to CPA(R):15's investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

      - competition with certain affiliates for property acquisitions, which may cause W. P. Carey and its affiliates to direct properties suitable for us to other related entities;

      - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

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

A delay in investing funds may cause a delay in our ability to deliver expected returns to investors.

We have not yet identified all of the properties to be purchased with the proceeds of our current offering. Therefore, there could be a substantial delay between the time a new investor invests in shares and the time all offering proceeds are invested by us. This could cause a substantial delay in the time it takes for an investment in us to realize its full potential return.

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

We own properties in France and we may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

We may face competition for acquisition of properties.

We face competition for the acquisition of office and industrial properties in general, and such properties not leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings.

The loss or default of certain major tenants could adversely affect our revenues and distributions to shareholders.

As of December 31, 2002, the value of the SFX Entertainment and Carrefour France properties each exceeded 10% of our gross assets. Three lessees exceeded 10% of our lease revenues. Our performance could be adversely affected in the event of bankruptcy or insolvency of any of these companies, a downturn in their businesses or their failure to renew their leases upon expiration.

Existing shareholders' equity interest will be diluted by our current offering.

As additional shares of our stock are sold our current offering, the equity interest of our existing shareholders is diluted. Further, because investors will pay the same price per share during the offering, the value of shares previously acquired by shareholders or during the early part of the offering will be diluted upon the purchase of shares by shareholders purchasing subsequently if investments previously acquired have appreciated in value. Conversely, if investments previously acquired by us have depreciated in value, the value of the shares purchased later in the current offering will be diluted immediately upon the purchase of the shares.

Item 2. Properties.

Set forth below is certain information relating to CPA(R):15's properties owned as of December 31, 2002.

                                                                        RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                      SQUARE      SQUARE       CURRENT       INCREASE    LEASE      MAXIMUM
LOCATION                              OWNERSHIP INTEREST     FOOTAGE      FOOT     ANNUAL RENTS(1)   FACTOR     TERM        TERM
------------------------------------------------------------------------------------------------------------------------------------
SOCIETE LOGIDIS AND SOCIETE CV LOGISTIQUE
        (CARREFOUR FRANCE, SA AND CARREFOUR
        HYPERMARCHES FRANCE, SA) (2)
   Cholet, Ploufragan,
   Colomiers, Crepy en Vallois,              100%            4,996,086    $2.14    $10,682,459(3)    INSEE(4)   Dec. 2011  None
   Lens, Nimes, and Thuit
   Hebert, France

SFX ENTERTAINMENT, INC.
        (CLEAR CHANNEL COMMUNICATIONS, INC.) (2)
                                      60% interest in a
                                     limited partnership       227,685    47.94      6,548,587      Stated      Sep. 2020  Sep. 2040
   New York, NY                        owning land and
                                          buildings

 TRUSERV CORPORATION(2)
   Kingman, Arizona;
   Springfield, Oregon;
   Fogelsville, Pennsylvania;       50% interest in three
   Jonesboro, Georgia; Kansas       limited partnerships
   City, Missouri; Woodland,           owning land and       3,443,100     3.49      6,003,575      Stated      Dec. 2022  Nov. 2042
   California; Corsicana, Texas           buldings

FLEMING COMPANIES, INC. (2)
   Tulsa, OK                                 100%              757,784     7.27      5,508,000       CPI        Jun. 2017  Jun. 2037

FOSTER WHEELER REALTY SERVICES, INC.
        (FOSTER WHEELER LTD., FOSTER WHEELER INC. AND
        FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.) (2)
   Clinton, NJ                               100%              292,000    17.91      5,230,850       CPI        Aug. 2022  Aug. 2042

MEDICA-FRANCE, SA (2)
   Paris, Rueil Malmaison,
   Sarcelles, Poissy, Chatou,
   and Rosny sous Bois, France               100%              336,766    12.01      4,042,893(3)    INSEE(4)   Jun. 2010  Jun. 2010

HOLOGIC, INC.
                                      64% interest in a
   Danbury, CT;  Bedford MA           jointly controlled
                                      tenancy-in-common        269,042    11.73      2,019,802       CPI        Aug. 2022  Aug. 2042

MEADOWBROOK MEAT COMPANY (FAST FOOD
        MERCHANDISERS, INC. AND PROFICIENT
        FOOD COMPANY, INC.) (2)
   Orlando, FL; Macon, GA; Rocky             100%              575,858     4.62      2,660,000      Stated      Jan. 2018  Jan. 2038
   Mount, NC (2); Lewisville, TX

                                                                        RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                      SQUARE      SQUARE       CURRENT       INCREASE    LEASE      MAXIMUM
LOCATION                              OWNERSHIP INTEREST     FOOTAGE      FOOT     ANNUAL RENTS(1)   FACTOR     TERM        TERM
------------------------------------------------------------------------------------------------------------------------------------
OVERLAND STORAGE, INC. (2)
   San Diego, CA                             100%              158,585    16.53      2,621,285      Stated      Feb. 2014  Feb. 2019

TOWER AUTOMOTIVE PRODUCTS, INC. AND
        TOWER AUTOMOTIVE TOOL, LLC
        (TOWER AUTOMOTIVE, INC.) (2)
   Auburn, IN; Bluffton, OH;                 100%              844,166     2.79      2,355,875       CPI        Apr. 2020  Apr. 2040
   Milan, TN

PETSMART, INC. (2)
   Phoenix, AZ; Westlake
   Village, CA; Boca Raton, Lake
   Mary, Tallahassee,
   Plantation, FL; Evanston, IL;         30% interest
   Braintree, MA; Oxon Hill, MD;        in two limited
   Flint, MI; Fridley, MN;           partnerships owning       946,177    7.68       2,178,825      Stated      Nov. 2021  Nov. 2041
   Dallas, Southlake, TX              land and buildings

BE AEROSPACE, INC. (2)
   Miami, FL                                 100%              188,065     7.78      1,462,618      Stated      Sep. 2017  Sep. 2037

TRENDS CLOTHING CORP. (2)
   Miami, FL                                 100%              247,264     5.74      1,420,000       CPI        Jun. 2017  Jun. 2037

RACAL INSTRUMENTS, INC. (RIG LIMITED) (2)
   Irvine, CA                                100%               98,631    13.20      1,301,929      Stated      May 2022   May 2052

ADVANTIS TECHNOLOGIES, INC.
        (ROCKWOOD SPECIALTIES GROUP) (2)
   Alpharetta, GA                            100%              191,975     6.64      1,275,000       CPI        Jun. 2017  Jun. 2037

INTEGRACOLOR, LTD. (2)
   Mesquite, TX (3)                          100%              358,987     3.50      1,256,700       CPI        Jun. 2022  Jun. 2042

DANKA OFFICE IMAGING COMPANY (2),(5)
   St. Petersburg, FL (3)                    100%              337,727     2.58        871,200       CPI        Jul. 2018  Jul. 2038

BUILDERS FIRSTSOURCE - ATLANTIC GROUP,
        INC. AND BUILDERS FIRSTSOURCE -
        OHIO VALLEY, INC. (BUILDERS FIRSTSOURCE, INC.) (2)
                                      40% interest in a
   Norcross, GA; Elkwood, VA;        limited partnership
   Cincinnati, OH                  owning land and buldings    389,261     3.56        553,751       CPI        Dec. 2016  Dec. 2036

SSG PRECISION OPTRONICS, INC.
        (TINSLEY LABORATORIES, INC.)
   Wilmington, MA                            100%               37,696    13.53        509,992       CPI        Nov. 2022  Nov. 2036

RAVE MOTION PICTURES BATON ROUGE, L.L.C.
        (RAVE MOTION PICTURES L.L.C.) (2)
   Baton Rouge, LA                           100%                        Under Construction                     Aug. 2023  Aug. 2043

      1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

      2.    This property is encumbered by a mortgage note payable.

      3.    Based on exchange rates at December 31, 2002.

      4. INSEE construction index, an index published quarterly by the French Government.

      5.    A portion of this property is under construction.

Item 3. Legal Proceedings.

As of the date hereof, CPA(R):14 is not a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):15's common equity is hereby incorporated by reference to page 30 of CPA(R):15's Annual Report contained in Appendix A.

Item 6. Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):15's Annual Report contained in appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 10 of CPA(R):15's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Approximately $374,788,000 of CPA(R):15's long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2002 ranged from 5.52% to 7.98%. CPA(R):15 had no variable rate debt as of December 31, 2002.

     (in thousands)       2003       2004       2005       2006       2007   Thereafter   Total     Fair Value
                          ----       ----       ----       ----       ----   ----------   -----     ----------
Fixed rate debt       $  4,882   $  5,492   $  6,024   $  6,533   $  7,140   $344,717    $374,788   $375,012
Weighted average
    interest rate         5.99%      5.98%      5.97%      5.97%      5.96%      6.10%

CPA(R):15 conducts business in France. Foreign currency transaction gains and losses from the Euro were not material to CPA(R):15's results of operations for the year ended December 31, 2002. In January 2003, CPA(R):15 purchased a property in the United Kingdom and the lease and debt on the property will be denominated in British Pounds. CPA(R):15 was not subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):15 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations affect foreign currency exchange rates. CPA(R):15 has obtained limited recourse mortgage financing at a fixed rate of interest in the local currency. To the extent that currency fluctuations affect rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CPA(R):15's foreign operations are as follows:

     (in thousands)      2003      2004      2005      2006      2007   Thereafter     Total
                         ----      ----      ----      ----      ----   ----------     -----
Rental income(1)      $14,725   $14,725   $14,725   $14,725   $14,725   $ 52,839    $126,464

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2002 and thereafter are as follows:

     (in thousands)      2003      2004      2005      2006      2007   Thereafter     Total
                         ----      ----      ----      ----      ----   ----------     -----
Fixed rate debt (1)   $ 2,183   $ 2,479   $ 2,774   $ 3,070   $ 3,449   $110,000    $123,955

(1) Based on December 31, 2002 exchange rate. The mortgage notes are denominated in the functional currency of the country of each property.

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of CPA(R):15 are hereby incorporated by reference to pages 11 to 29 of CPA(R):15's Annual Report contained in Appendix A:

(i)   Report of Independent Accountants

(ii)  Consolidated Balance Sheets at December 31, 2002 and 2001

(iii) Consolidated Statements of Operations for the year ended December 31, 2002 and the period from inception (February 26, 2001) through December 31, 2001

(iv) Consolidated Statement of Shareholders' Equity for the period from inception (February 26, 2001) through December 31, 2001 and the year ended December 31, 2002.

(v) Consolidated Statements of Cash Flows for the year ended December 31, 2002 and the period from inception (February 26, 2001) through December 31, 2001

(vi)  Notes to Consolidated Financial Statements

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

Item 14. Controls and Procedures

The Co-Chief Executive Officers and Chief Financial Officer of CPA(R):15 have conducted a review of CPA(R):15's disclosure controls and procedures as of December 31, 2002.

CPA(R):15's disclosure controls and procedures include CPA(R):15's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to CPA(R):15's management, including its chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods. Based upon this review, CPA(R):15's chief executive officers and chief financial officer have concluded that CPA(R):15's disclosure controls (as defined in pursuant to Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by CPA(R):15 in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness. There have been no significant changes in CPA(R):15's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   1. Consolidated Financial Statements:

                  The following consolidated financial statements are filed as a part of this Report:

                        Report of Independent Accountants.

                        Consolidated Balance Sheets at December 31, 2002 and
                        2001.

                        Consolidated Statements of Operations for the year ended December 31, 2002 and the period from inception (February 26, 2001) through December 31, 2001.

                        Consolidated Statement of Shareholders' Equity for the period from inception (February 26, 2001) through December 31, 2001 and the year ended December 31, 2002.

                        Consolidated Statements of Cash Flows for the year ended December 31, 2002 and the period from inception (February 26, 2001) through December 31, 2001.

                        Notes to Consolidated Financial Statements.

                  The consolidated financial statements are hereby incorporated by reference to pages 11 to 29 of CPA(R):15's Annual Report contained in Appendix A.

      (a)   2. Financial Statement Schedule:

                  The following schedules are filed as a part of this Report:

                        Report of Independent Accountants.

                        Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002.

                        Schedule III of Registrant is contained on pages 33 to 36 of this Form 10-K.

                  Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

      (a)   3. Exhibits:

                  The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

       Exhibit No.                       Description                                       Method of Filing
       -----------                       -----------                                       ----------------
          3.1       Articles of Incorporation of Registrant                   Exhibit 3.1 to Registration Statement
                                                                              (Form S-11) No. 333-58854

          3.2       Bylaws of Registrant                                      Exhibit 3.2 to Registration Statement
                                                                              (Form S-11) No. 333-58854

          3.2(1)    Bylaws of Registrant                                      Exhibit 3.2 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

          4.1       2001 Dividend Reinvestment and Stock Purchase Plan        Exhibit 4.1 to Registration Statement
                    of Registrant                                             (Form S-11) No. 333-58854

          4.1(1)    2001 Dividend Reinvestment and Stock Purchase Plan        Exhibit 4.1 to Amendment No. 1 to
                    of Registrant                                             Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

          5.1       Opinion of Reed Smith LLP                                 Exhibit 5.1 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

          5.1(1)    Opinion of Reed Smith LLP                                 Exhibit 5.1 to Registration Statement
                                                                              (Form S-11) No. 333-100525

          8.1       Opinion of Reed Smith LLP as to Certain Matters           Exhibit 8.1 to Registration Statement
                                                                              (Form S-11) No. 333-58854

          8.1(1)    Opinion of Reed Smith LLP                                 Exhibit 8.1 to Registration Statement
                                                                              (Form S-11) No. 333-100525

          8.1(2)    Opinion of Reed Smith LLP                                 Exhibit 8.1 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-100525 dated November 21, 2002

          8.2       Opinion of Reed Smith LLP                                 Exhibit 8.2 to Registration Statement
                                                                              (Form S-11) No. 333-58854

          8.2(1)    Opinion of Reed Smith LLP                                 Exhibit 8.2 to Registration Statement
                                                                              (Form S-11) No. 333-100525

         10.1       Form of Sales Agency Agreement                            Exhibit 10.1 to Registration Statement
                                                                              (Form S-11) No. 333-58854

         10.1(1)    Form of Sales Agency Agreement                            Exhibit 10.1 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         10.1(3)    Form of Selected Dealer Agreement                         Exhibit 10.1 to Registration Statement
                                                                              (Form S-11) No. 333-100525

       Exhibit No.                       Description                                       Method of Filing
       -----------                       -----------                                       ----------------
         10.2       Form of Selected Dealer Agreement                         Exhibit 10.2 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         10.2(1)    Form of Selected Dealer Agreement                         Exhibit 10.2 to Registration Statement
                                                                              (Form S-11) No. 333-58854

         10.2(2)    Form of Escrow Agreement                                  Exhibit 10.2 to Registration Statement
                                                                              (Form S-11) No. 333-100525

         10.3       Form of Advisory Agreement                                Exhibit 10.3 to Registration Statement
                                                                              (Form S-11) No. 333-58854

         10.3(1)    Form of Advisory Agreement                                Exhibit 10.3 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         10.3(2)    Form of Investor Advisor Agreement                        Exhibit 10.3 to Registration Statement
                                                                              (Form S-11) No. 333-100525

         10.4       Form of Wholesaling Agreement                             Exhibit 10.4 to Registration Statement
                                                                              (Form S-11) No. 333-58854

         10.4(1)    Form of Wholesaling Agreement                             Exhibit 10.4 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         10.4(2)    Sales Agency Agreement                                    Exhibit 10.4 to Registration Statement
                                                                              (Form S-11) No. 333-100525

         10.5       Form of Escrow Agreement                                  Exhibit 10.5 to Registration Statement
                                                                              (Form S-11) No. 333-58854

         10.5(1)    Form of Escrow Agreement                                  Exhibit 10.5 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         10.5(2)    Opinion of Reed Smith LLP                                 Exhibit 5.1 to Registration Statement
                                                                              (Form S-11/MEF) No. 333-100813

         10.5(2)    Advisory Agreement                                        Exhibit 10.5 to Registration Statement
                                                                              (Form S-11) No. 333-100525

         10.6       Form of Selected Investor Adviser Agreement               Exhibit 10.6 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         10.6(1)    Wholesaling Agreement                                     Exhibit 10.6 to Registration Statement
                                                                              (Form S-11) No. 333-100525

         10.7       Amended and Restated Sales Agency Agreement               Exhibit 10.7 to Post-Effective Amendment
                                                                              No. 2 to Registration Statement (Form
                                                                              S-11/A) No. 333-58854 dated April 30,
                                                                              2002

         10.7(1)    Amended and Restated Limited Partnership Agreement        Exhibit 10.7 to Amendment No. 1 to
                    of Goldfish (DE) LP                                       Registration Statement (Form S-11/A) No.
                                                                              333-100525 dated November 21, 2002

       Exhibit No.                       Description                                       Method of Filing
       -----------                       -----------                                       ----------------
         10.8       Amended and Restated Advisory Agreement                   Exhibit 10.8 to Post-Effective Amendment
                                                                              No. 2 to Registration Statement (Form
                                                                              S-11/A) No. 333-58854 dated April 30,
                                                                              2002

         10.8(1)    Agreement of DE Limited Partnership of Labrador (AZ)      Exhibit 10.8 to Amendment No. 1 to
                    LP                                                        Registration Statement (Form S-11/A) No.
                                                                              333-100525 dated November 21, 2002

         10.9       Amended and Restated Wholesaling Agreement                Exhibit 10.9 to Post-Effective Amendment
                                                                              No. 2 to Registration Statement (Form
                                                                              S-11/A) No. 333-58854 dated April 30,
                                                                              2002

         10.9(1)    Agreement of DE Limited Partnership of BFS (DE) LP        Exhibit 10.9 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-100525 dated November 21, 2002

         10.10      Lease Agreement by and between Grocery (OK) QRS           Exhibit 10.10 to Amendment No. 2 to
                    15-5, Inc., a Delaware corporation, as Landlord and       Registration Statement (Form S-11/A) No.
                    Fleming Companies, Inc., an Oklahoma corporation, as      333-100525 dated December 18, 2002
                    Tenant

         10.11      Lease Agreement by and between Module (DE) Limited        Exhibit 10.11 to Amendment No. 2 to
                    Partnership, a Delaware limited partnership, as           Registration Statement (Form S-11/A) No.
                    Landlord and Tower Automotive Products Company,           333-100525 dated December 18, 2002
                    Inc., a Delaware corporation, and Tower Automotive
                    Tool LLC, a Michigan limited liability company,
                    collectively as Tenant

         10.12      Lease Agreement by and between Chassis (DE) Limited       Exhibit 10.12 to Amendment No. 2 to
                    Partnership, a Delaware limited partnership, as           Registration Statement (Form S-11/A) No.
                    Landlord and Tower Automotive Products Company,           333-100525 dated December 18, 2002
                    Inc., a Delaware corporation, and Tower Automotive
                    Tool LLC, a Michigan limited liability company,
                    collectively as Tenant

         10.13      Lease Agreement by and between Energy (NJ) QRS            Exhibit 10.10 to Amendment No. 2 to
                    15-10, Inc., a Delaware corporation, as Landlord and      Registration Statement (Form S-11/A) No.
                    Foster Wheeler Realty Services, Inc., a Delaware          333-100525 dated December 18, 2002
                    corporation, as Tenant

         10.14      Lease between Massachusetts Mutual Life Insurance         Exhibit 10.10 to Amendment No. 2 to
                    Company, Landlord and SFX Entertainment, Inc.,            Registration Statement (Form S-11/A) No.
                    Tenant as assumed by Clear (NY) LP                        333-100525 dated December 18, 2002

         21.2       Subsidiaries of Registrant as of December 31, 2002        Filed herewith

         99.1       Table VI: Acquisition of Properties by Prior Programs     Exhibit 99.1 to Registration Statement
                                                                              (Form S-11) No. 333-58854

       Exhibit No.                       Description                                       Method of Filing
       -----------                       -----------                                       ----------------
         99.1(1)    Table VI: Acquisition of Properties by Prior Programs     Exhibit 99.1 to Amendment No. 1 to
                                                                              Registration Statement (Form S-11/A) No.
                                                                              333-58854 dated November 1, 2001

         99.1(2)    Table VI: Acquisition of Properties by Prior Programs     Exhibit 99.1 to Post-Effective Amendment
                                                                              No. 2 to Registration Statement (Form
                                                                              S-11/A) No. 333-58854 dated April 30,
                                                                              2002

         99.1(3)    Certification of Chief Executive Officer                  Filed herewith

         99.2       Certification of Chief Financial Officer                  Filed herewith

(b)   Reports on Form 8-K

      During the quarter ended December 31, 2002 the Registrant was not required to file any reports on Form 8-K.

(c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds through December 31, 2002 from CPA(R):15's offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows:

                  Shares registered:                                       40,000,000

                  Aggregate price of offering amount registered:         $400,000,000

                  Shares sold:                                             39,910,441

                  Aggregated offering price of amount sold:              $399,104,410

                  Direct or indirect payments to directors,
                     officers, general partners of the issuer or their
                     associates, to persons owning ten percent or
                     more of any class of equity securities of the
                     issuer and to affiliates of the issuer:             $  4,498,640

                  Direct or indirect payments to others:                 $ 39,090,171

                  Net offering proceeds to the issuer after
                     deducting expenses:                                 $355,515,599

                  Purchases of real estate:                              $268,224,299

                  Working capital reserves:                              $  3,991,044

                  Temporary investments in cash and cash equivalents:    $ 83,300,256

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED a Maryland corporation


     3/24/03                   BY:  /s/ John J. Park
---------------                    ------------------------------------
    Date                           John J. Park
                                   Managing Director and Chief Financial Officer
                                   (Principal Financial Officer)

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


     3/24/03                   BY:  /s/ William Polk Carey
--------------                     ---------------------------------------------
    Date                           William Polk Carey
                                   Chairman of the Board and Director
                                   (Principal Executive Officer)


     3/24/03                   BY:  /s/ Gordon F. DuGan
--------------                     ---------------------------------------------
    Date                           Gordon F. DuGan
                                   Vice Chairman of the Board, Senior
                                   Managing Director and Chief Acquisitions
                                   Officer


     3/24/03                   BY:  /s/ Anne R. Coolidge
--------------                     ---------------------------------------------
    Date                           Anne R. Coolidge
                                   President


     3/24/03                   BY:  /s/ Francis X. Diebold
--------------                     ---------------------------------------------
    Date                           Francis X. Diebold
                                   Director


     3/24/03                   BY:  /s/ Elizabeth P. Munson
--------------                     ---------------------------------------------
    Date                           Elizabeth P. Munson
                                   Director


     3/24/03                   BY:  /s/ George E. Stoddard
--------------                     ---------------------------------------------
    Date                           George E. Stoddard
                                   Director


     3/24/03                   BY:  /s/ Ralph F. Verni
--------------                     ---------------------------------------------
    Date                           Ralph F. Verni
                                   Director


     3/14/03                   BY:  /s/ Warren G. Wintrub
--------------                     ---------------------------------------------
    Date                           Warren G. Wintrub
                                   Director


     3/24/03                   BY:  /s/ John J. Park
--------------                     ---------------------------------------------
    Date                           John J. Park
                                   Managing Director and Chief Financial Officer
                                   (Principal Financial Officer)


     3/24/03                   BY:  /s/ Claude Fernandez
--------------                     ---------------------------------------------
    Date                           Claude Fernandez
                                   Managing Director and Chief Accounting
                                   Officer (Principal Accounting Officer)

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                 CERTIFICATIONS

We, William Polk Carey and Gordon F. DuGan, certify that:

1. We have reviewed this annual report on Form 10-K of Corporate Property Associates 15 Incorporated (the "Registrant");

2. Based on our knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on our knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and we have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date              3/24/03                           Date              3/24/03

         /s/ William Polk Carey                     /s/ Gordon F. DuGan
         ---------------------------                --------------------------

         William Polk Carey                         Gordon F. DuGan
         Chairman                                   Vice Chairman
         (Co-Chief Executive Officer)               (Co-Chief Executive Officer)

I, John J. Park, certify that:

1. I have reviewed this annual report on Form 10-K of Corporate Property Associates 15 Incorporated (the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date          3/24/03

         /s/ John J. Park
         -----------------------

         John J. Park
         Chief Financial Officer

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

      Corporate Property Associates 15 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 4, 2003 appearing in the 2002 Annual Report to Shareholders of Corporate Property Associates 14 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 4, 2003

                  Corporate Property Associates 15 Incorporated

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2002

                                                                                          Initial Cost to Company
                                                                                          -----------------------
                                                                                                          Costs Capitalized
                                                                                                             Subsequent to
                      Description                       Encumbrances          Land           Buildings      Acquisition (a)
                      -----------                       ------------          ----           ---------      ---------------
Operating Method:
Indusrial facilities leased to Tower Automotive,
  Inc.                                                  $ 11,975,923      $  1,180,000      $ 19,815,621      $    16,543
Office facility leased to Racal Instruments, Inc.          3,418,441         4,930,000
Office facility leased to Advantis Technologies,
  Inc.                                                     8,491,506         1,750,000        11,339,005
Distribution and warehouse facility leased to
  Fleming Companies, Inc.                                 29,886,354         1,000,000        52,870,063           16,378
Distribution and warehouse facility leased to
  Trends Clothing Corp.                                    8,558,719         3,800,000        11,069,110           33,983
Leasehold interest in office facility leased to
  Foster Wheeler, Ltd.                                    29,113,434                          47,015,707            3,164
Industrial facility leased to BE Aerospace, Inc.          10,489,765         6,600,000         8,870,072           40,192
Office facilities leased to Danka Office Imaging
  Company                                                 12,800,000         1,750,000         7,408,115
Office, light engineering and warehouse facilities
  leased to Overland Strorage, Inc.                       19,980,766         8,050,000        22,046,836           24,257
Warehouse, distribution and office facilities
  leased to SSG Precision Optronics, Inc.                                      870,000         4,097,653
Assisted-living facilities leased to
  Medica-France, SA                                       35,642,200         5,329,401        35,001,068        2,932,572
Office facilities leased to Clear Channel
  Communications, Inc.                                    85,000,000        48,000,000       104,041,885        2,668,236
Warehouse and distribution facilities leased to
  Carrefour France, SA and Carrefour Hypermarches
  France, SA                                              88,312,986        11,249,761        95,122,572        5,545,902
Warehouse, distribution and office facilities
  leased to Meadowbrook Meat Company, Inc.                18,000,000         3,440,000        26,975,009
                                                        ------------      ------------      ------------      -----------
                                                        $361,670,094      $ 97,949,162      $445,672,716      $11,281,227
                                                        ============      ============      ============      ===========








                                                        Increases in
                      Description                      Investment (b)       Land            Buildings
                      -----------                      --------------       ----            ---------
Operating Method:
Indusrial facilities leased to Tower Automotive,
  Inc.                                                                  $  1,180,000      $ 19,832,164
Office facility leased to Racal Instruments, Inc.                          4,930,000
Office facility leased to Advantis Technologies,
  Inc                                                                      1,750,000        11,339,005
Distribution and warehouse facility leased to
  Fleming Companies, Inc.                                                  1,000,000        52,886,441
Distribution and warehouse facility leased to
  Trends Clothing Corp.                                                    3,800,000        11,103,093
Leasehold interest in office facility leased to
  Foster Wheeler, Ltd.                                                                      47,018,871
Industrial facility leased to BE Aerospace, Inc.                           6,600,000         8,910,264
Office facilities leased to Danka Office Imaging
  Company                                                                  1,750,000         7,408,115
Office, light engineering and warehouse facilities
  leased to Overland Strorage, Inc.                                        8,050,000        22,071,093
Warehouse, distribution and office facilities
  leased to SSG Precision Optronics, Inc.                                    870,000         4,097,653
Assisted-living facilities leased to
  Medica-France, SA                                    $ 2,071,238         5,584,549        39,749,730
Office facilities leased to Clear Channel
  Communications, Inc.                                                    48,000,000       106,710,121
Warehouse and distribution facilities leased to
  Carrefour France, SA and Carrefour Hypermarches
  France, SA                                             2,546,807        11,505,760       102,959,282
Warehouse, distribution and office facilities
  leased to Meadowbrook Meat Company, Inc.                                 3,444,000        26,975,009
                                                       -----------      ------------      ------------
                                                       $ 4,618,045      $ 98,460,309      $461,060,841
                                                       ===========      ============      ============

                                                         Gross Amount at which Carried
                                                             at Close of Period (d)
                                                             ----------------------
                                                                                                                  Life on which
                                                                                                                   Depreciation
                                                                                                                     in Latest
                                                                         Accumulated                           Statement of Income
                      Description                           Total      Depreciation (d)      Date Acquired         is Computed
                      -----------                           -----      ----------------      -------------         -----------
Operating Method:
Indusrial facilities leased to Tower Automotive,
  Inc.                                                  $ 21,012,164      $  351,035          April 10, 2002        40 years
Office facility leased to Racal Instruments, Inc.          4,930,000                           May 21, 2002
Office facility leased to Advantis Technologies,
  Inc                                                     13,089,005         153,549          June 25, 2002         40 years
Distribution and warehouse facility leased to
  Fleming Companies, Inc.                                 53,886,441         715,991          June 28, 2002         40 years
Distribution and warehouse facility leased to
  Trends Clothing Corp.                                   14,903,093         127,337          July 22, 2002         40 years
Leasehold interest in office facility leased to
  Foster Wheeler, Ltd.                                    47,018,871         440,776         August 16, 2002        40 years
Industrial facility leased to BE Aerospace, Inc.          15,510,264          64,971        September 12, 2002      40 years
Office facilities leased to Danka Office Imaging
  Company                                                  9,158,115          54,018        September 27, 2002      40 years
Office, light engineering and warehouse facilities
  leased to Overland Strorage, Inc.                       30,121,093         114,945         October 15, 2002       40 years
Warehouse, distribution and office facilities
  leased to SSG Precision Optronics, Inc.                  4,967,653          12,805        November 20, 2002       40 years
Assisted-living facilities leased to
  Medica-France, SA                                       45,334,279          41,405         December 4, 2002       40 years
Office facilities leased to Clear Channel
  Communications, Inc.                                   154,710,121         111,156        December 12, 2002       40 years
Warehouse and distribution facilities leased to
  Carrefour France, SA and Carrefour Hypermarches
  France, SA                                             114,465,042         107,249        December 27, 2002       40 years
Warehouse, distribution and office facilities
  leased to Meadowbrook Meat Company, Inc.                30,415,009          28,099        December 31, 2002       40 years
                                                        ------------      ----------
                                                        $559,521,150      $2,323,336
                                                        ============      ==========

                                                                                            Gross Amount at which Carried
                                           Initial Cost to Company                               at Close of Period (d)
                                           -----------------------                               ----------------------
                                                                        Costs
                                                                     Capitalized       Increase in
                                                                    Subsequent to     Net Investment
        Description           Encumbrances    Land      Buildings   Acquisition (a)         (b)          Total        Date Acquired
        -----------           ------------    ----      ---------   ---------------   --------------     -----        -------------
Direct Financing Method:
Office facility leased to
  Racal Instruments, Inc.     $ 6,058,212               $ 8,525,497    $ 69,300           $142,221     $ 8,737,018    May 21, 2002
Distribution and warehouse
  facility leased to

  IntegraColor Ltd.             7,059,216   $1,513,400   10,842,621                                     12,356,021    June 14, 2002
                              -----------   ----------  -----------    --------           --------     -----------
                              $13,117,428   $1,513,400  $19,368,118    $ 69,300           $142,221     $21,093,039
                              ===========   ==========  ===========    ========           ========     ===========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                       NOTES TO SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) The increase (decrease) in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received and foreign currency translation adjustments.

(c) At December, 2002, the aggregate cost of real estate owned by CPA(R):15 and its subsidiaries for Federal income tax purposes is $465,033,000.

(d)

                                                     Reconciliation of Real Estate Accounted for Under
                                                                     the Operating Method
                                                                       December 31, 2002
            Balance at beginning of year                                          --
            Additions                                                  $ 588,387,050
            Disposition                                                  (11,614,766)
            Reclassification to equity investment                        (21,869,179)
            Foreign currency translation adjustment                        4,618,045
                                                                       -------------
            Balance at December 31, 2002                               $ 559,521,150
                                                                       =============

                                                        Reconciliation of Accumulated Depreciation
                                                                    December 31, 2002
            Balance at beginning of year                                          --
            Depreciation expense                                       $   2,569,741
            Reclassification to equity investment                           (247,910)
            Foreign currency translation adjustment                            1,505
                                                                       -------------
            Balance at December 31, 2002                               $   2,323,336
                                                                       =============

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                              2002 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                                         2002          2001 (1)
                                                         ----          --------
OPERATING DATA:
     Revenues                                         $    14,394      $      2
     Net income (loss)                                      5,767           (68)
     Basic earnings (loss) per share                          .29         (3.42)
     Dividends paid (2)                                     6,179            --
     Dividends declared per share                             .45            --
     Weighted average shares outstanding - basic       19,720,070        20,000
     Payment of mortgage principal (3)                        386            --

BALANCE SHEET DATA:
     Total assets                                         806,298         2,206
     Long-term obligations(4)                             382,918            --

(1)   For the period from inception (February 26, 2001) through December 31,
      2001.

(2)   The Company paid its first dividend in April 2002.

(3)   Represents scheduled mortgage principal amortization paid.

(4) Represents mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002. The following discussion contains forward looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements include known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved.

CPA(R):15 was formed in 2001 and is currently using the proceeds from its $400,000,000 "best efforts" public offering which was completed in November 2002 along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. As of December 31, 2002, CPA(R):15 had raised gross proceeds of $398,904,000 and intends to raise up to an additional $690,000,000 in a second "best efforts" public offering of stock. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):15 also negotiates guarantees of the lease obligations from parent companies. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 may also acquire interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures, which may be in the form of general partnerships, limited partnerships, limited liability companies or tenancies-in-common, also enter into net leases on a single-tenant basis. As of December 31, 2002, CPA(R):15 holds interests in seven limited partnerships and one jointly controlled tenancy-in-common with three affiliates, Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and W. P. Carey & Co. LLC ("W. P. Carey").

As a real estate investment trust ("REIT"), CPA(R):15 is not subject to federal income taxes on amounts distributed to shareholders provided it meets certain conditions including distributing at least 90% of its REIT taxable income to stockholders. CPA(R):15's objectives are to pay quarterly dividends at an increasing rate, provide inflation-protected income through CPI-based rent increases, own a diversified portfolio of net leased properties and increase the equity in CPA(R):15's real estate portfolio by obtaining mortgage debt that provides for scheduled principal payment installments.

CPA(R):15 is advised by W. P. Carey and its wholly-owned subsidiary, Carey Asset Management Corp., pursuant to an Advisory Agreement. CPA(R):15's contract with
W. P. Carey is renewable annually by Independent Directors who are elected by CPA(R):15's shareholders. In connection with each renewal, W. P. Carey is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed after a stated period and annually thereafter, and Average Invested Assets, the basis for determining asset management and performance fees, be based on the results of these independent valuations. Until the initial valuation is performed, the fees are based on the cost of the properties.

Critical Accounting Policies

As CPA(R):15 uses its offering proceeds to purchase investments in real estate, it has adopted certain critical accounting policies that are crucial to an understanding of its financial condition and results of operations. Such policies include, but are not limited to the following:

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):15 assesses its ability to collect rent and other tenant-based receivables and determines an appropriate charge and allowance for uncollectable amounts. Because CPA(R):15's real estate operations have a limited number of lessees, Management believes that it will be necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):15 recognizes a provision for uncollected rents which typically will range between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance for uncollected rents with actual rent arrearages experience and its judgment regarding collectibility of arrearages. Based on its actual experience in future years, CPA(R):15 will compare its allowance for uncollected receivables to any arrearages and adjust the percentage applied.

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects primarily interest, if applicable are capitalized. Interest capitalized in 2002 was $321,000. CPA(R):15 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):15 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

CPA(R):15 uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):15's investment objective is to hold properties on a long-term basis, holding period assumptions will likely range from five to ten years. In its evaluations, CPA(R):15 will generally obtain market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):15 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):15's properties are leased to single tenants, CPA(R):15 may be more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):15 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R): 15 will perform a review of its estimated residual values of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):15's current estimate of residual value of the real estate of its assets subject to direct financing leases. Currently, there are no lessees that have experienced a change in circumstances that in Management's opinion would require an evaluation of recoverability.

Stated rental revenue is recognized on a straight-line basis, and interest income from direct financing leases is recognized such that CPA(R):15 earns a constant rate of interest on its net investment, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. CPI-based and other contingent-type rents are recognized currently. CPA(R):15 recognizes rental income from sales overrides when reported by lessees, that is, after the level of sales requiring a rental payment to CPA(R):15 is reached.

CPA(R):15 and certain affiliates are investors in certain real estate ventures. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities. Substantially all of these investments will represent jointly purchased properties which are net leased to a single tenant and will be structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):15 and the affiliate. The placement of an investment in a jointly-held entity requires the approval of CPA(R):15's Independent Directors. All of the jointly held investments will be structured so that CPA(R):15 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. All of the jointly-held investments are subject to contractual agreements. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. The presentation of these jointly held investments and their related results in the accompanying consolidated financial statements is determined based on factors including, but not limited to, controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):15 or accounted for under the equity method. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An investment's value is impaired only if Management's estimate of the net realizable value of the impairment is less than the carrying value of the investment. To the extent an impairment loss has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

CPA(R):15 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investments in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):15 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the non cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CPA(R):15 leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification.

When assets are identified by Management as held for sale, CPA(R):15 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion , the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):15 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell. As of December 31, 2002, no assets are held for sale.

Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are included in charges for early extinguishment of debt if a loan is retired and the costs have not been fully amortized. Costs incurred in connection with leases are capitalized and amortized over the non-cancelable terms of the related leases, and included in property expense. Unamortized leasing costs are also charged to property expense in the event of an early termination of a lease.

Public business enterprises are required to report financial and descriptive information about their reportable operating segments. Operating segments are components of an enterprise about which financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management evaluates the performance of its portfolio of properties as a whole, rather than by identifying discrete operating segments. This evaluation includes assessing CPA(R):15's ability to meet distribution objectives, increase the dividend and increase value by evaluating potential investments in single tenant net lease real estate and by seeking opportunities such as refinancing mortgage debt at lower rates of interest, restructuring leases or paying off lenders at a discount to the face value of the outstanding mortgage balance.

Results of Operations

Year Ended December 31, 2002 Compared to the Period from Inception (February 26,
2001) through December 31, 2001

The results of CPA(R):15 for the year ended December 31, 2002 are not comparable to the results for the period ended December 31, 2001. CPA(R):15 recognized net income of $5,767,000 in 2002 as compared with a net loss of $69,000 in 2001. CPA(R):15 did not have any significant operating activity during 2001 and did not begin acquiring any substantial real estate interests until February 2002. During the year the Company's asset base increased from approximately $2,206,000 to approximately $806,298,000. During the fourth quarter of 2002, CPA(R):15's asset base increased by $401,147,000. Accordingly, CPA(R):15 believes that the results of operations for the year ended December 31, 2002 are not expected to be representative of future results. During the year ended December 31, 2002, CPA(R): 15 entered directly into net lease transactions with 17 tenants including a build-to-suit transaction, acquired equity ownership interests with affiliates which net lease properties to TruServ Corporation and increased its interest in the Petsmart, Inc. and Builders FirstSource, Inc. partnerships in which it owned de minimus interests in 2001. In connection with build-to-suit projects, CPA(R):15 capitalizes interest cost and, in 2002, $321,000 was capitalized. If there had been no funds applied to the development of build-to-suit projects, the interest would have been expensed and included in the determination of net income. The acquisitions (including the pro rata share of equity investments) are expected to generate annual cash flow (contractual rent less debt service on property-level mortgage debt) of approximately $29,000,000, as follows:

(In thousands)                                             Annual            Annual          Estimated
Lease Obligor                                         Contractual Rent    Debt Service       Cash Flow
-------------                                         ----------------    ------------       ---------
Clear Channel Communications, Inc. (1)                     $ 6,549          $ 3,467          $ 3,082
TruServ Corporation (2)                                      6,004            2,707            3,297
Fleming Companies, Inc.                                      5,508            2,507            3,001
Foster Wheeler, Inc.                                         5,231            2,253            2,978
Carrefour France, SA (3)                                     6,943            4,306            2,637
Hologic, Inc. (2)                                            2,020               --            2,020
Meadowbrook Meat Company                                     2,660            1,306            1,354
Tower Automotive, Inc.                                       2,356            1,057            1,299
Rave Reviews Cinemas, L.L.C. (under construction)            1,286               --            1,286
Overland Storage, Inc.                                       2,621            1,467            1,154
Petsmart, Inc. (2)                                           2,179            1,107            1,072
Danka Office Imaging Company                                 1,966              984              982
Medica - France, SA (3)                                      2,628            1,744              884
BE Aerospace, Inc.                                           1,468              764              704
IntegraColor, Ltd.                                           1,257              564              693
Advantis Technologies, Inc.                                  1,275              610              665
Racal Instruments, Inc.                                      1,323              733              590
Trends Clothing Corp.                                        1,420              851              569
SSG Precision Optronics, Inc.                                  510               --              510
Builders FirstSource, Inc. (2)                                 554              271              283
                                                           -------          -------          -------
                                                           $55,758          $26,698          $29,060
                                                           =======          =======          =======

(1)   Net of minority interest

(2)   Pro rata share of equity investment

(3)   Net of minority interest acquired by affiliate subsequent to December 31,
      2002

The leases generally have lease terms of 15 to 20 years with the lessees having options for renewal terms. CPA(R):15's properties in France leased to Carrefour and Medica-France have shorter terms (ranging from 7 1/2 to 9 years) with rolling three-year renewal terms which is a customary practice in that market. CPA(R):15 has not hedged the risk of foreign currency fluctuations on the cash flow from its French investments as the Company has obtained mortgage debt on the properties so that the overall risk of fluctuation is reduced as the currency fluctuations on revenue are partially offset by fluctuations on debt service.

Since December 31, 2002, CPA(R): 15 has completed four acquisitions, including the purchase of (i) land and a build-to-suit commitment with Insulated Structures Ltd. in the United Kingdom, (ii) a 44% equity investment in a limited liability company which net leases 15 health clubs to Starmark Camhood LLC pursuant to a master lease, (iii) land and buildings leased to Waddington North America, Inc. and (iv) land and buildings leased to Polar Plastics (NC), Inc. Upon completion of construction, which is expected in 2003, Insulated Structures' lease will contribute annual cash flow of approximately $1,650,000 (based on the current exchange rate for the British pound), before any debt financing is obtained. Starmark, Waddington and Polar Plastics will provide annual cash flow of $4,846,000, net of debt service. CPA(R):15's asset base increased substantially during the year as a result of completing its initial "best efforts" public offering and obtaining $371,580,000 of limited recourse mortgage financing. Management projects that CPA(R):15's asset base will continue to increase substantially over the next several years. As the asset base of the Company increases, general and administrative, property and depreciation expenses will increase, while interest expense will increase as mortgage loans are placed on newly-acquired and existing properties. Several acquisitions, including those with Clear Channel Communications, Inc., Carrefour France, SA, TruServ and Medica-France, SA, occurred in December 2002 and, therefore, their contribution to the results of operations and cash flow will increase substantially in future years as compared to 2002.

Property expense for the year ended December 31, 2002 includes primarily of fees to the Advisor for its performing asset management services on behalf of CPA(R):15. Pursuant to the Advisory Agreement, the fee is based on the Average Invested Assets, that is the amounts invested in real estate. A portion of the fee may be payable in restricted shares of common stock of CPA(R):15, at the option of the Advisor. For 2002 and 2003, the Advisor has elected to receive the performance component of its fees in CPA(R):15 stock. Interest income was $1,687,000, representing a substantial portion of CPA(R):15's revenues in 2002. As the proceeds of the offering are fully invested in real estate, interest income will decrease and is expected to be a minor component of overall revenues. After CPA(R):15 is fully invested, CPA(R):15 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

On March 12, 2003, CPA(R):15 sold a 35% interest in the limited liability company that owns the Medica-France and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on the current exchange rate for the Euro) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid CPA(R):15 $11,916,465 and assumed $1,031,046 of CPA(R):15's deferred acquisition fee payable to an affiliate.

The sale was approved by CPA(R):15's independent directors as being in the best interests of CPA(R):15 and is intended to facilitate CPA(R):15's ability to raise capital. The continued holding of 100% of the Medica-France and Carrefour interests would have required CPA(R):15 to obtain and provide financial information in its 1933 and 1934 Act filings on the lease guarantors that is in accordance with accounting principles generally accepted in the United States of America and this information is not available to CPA(R):15. CPA(R):15 will consolidate its controlling interests in the limited liability company in its consolidated financial statements, and CPA(R):12's interest will be recognized as a minority interest.

Period from Inception (February 26, 2001) through December 31, 2001

For the period ended December 31, 2001, CPA(R):15 incurred a net loss of $68,479. CPA(R):15 was formed in 2001 and its revenues consisted solely of interest income from investing its initial capital of $200,000 in interest bearing money market instruments. CPA(R):15 incurred certain expenses relating primarily to legal and accounting expenses and directors fees. The results represent the period prior to raising capital from its public offering. In 2001, CPA(R):15 purchased de minimus interests in two net lease transactions with affiliates which are being accounted for under the equity method. In 2002, CPA(R):15 exercised purchase options to increase ownership interests in such net lease transactions.

Financial Condition

A major objective of CPA(R):15 is to fully invest its funds in real estate in order to generate sufficient cash flow from operations and its equity investments to fund dividends to shareholders at an increasing rate and pay scheduled mortgage debt service. Cash flow from operations and equity investments of $14,447,000 were sufficient to pay dividends of $6,179,000, scheduled mortgage principal payments of $386,000 and distributions to minority partners of $235,000. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as cash flows from investing activities. The ability of the equity investees to distribute cash to CPA(R):15 in excess of an equity investee's income is due primarily to noncash charges for depreciation. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow from both its directly-owned real estate and its equity investments, which represent participations in single-tenant net lease real estate. Several of CPA(R):15 leases provide for payments of rents quarterly in advance, and $4,973,000 of operating cash flow in 2002 resulted from receiving such payments. When CPA(R):15 is fully invested, the effect of changes in prepaid rents on operating cash flow from period to period should not be as significant to overall cash flows from operating activities.

During 2002, CPA(R):15 used $609,323,000 to acquire properties net leased to 17 lessees, $10,962,000 to increase its interests in the Petsmart and Builders First Source limited partnerships and $42,571,000 to purchase a 50% interest in the TruServe limited partnerships. Deferred acquisition fees payable to the Advisor are capitalized to the cost of real estate invested and $13,012,000 is payable to the Advisor over a period of no less than four years. The initial payment of deferred fees is scheduled for January 2004 and is subordinated to meeting a specified dividend return to shareholders.

CPA(R):15's financing activities consisted primarily of raising $355,486,000, net of costs, from its "best efforts" public offering. As of December 31, 2002, CPA(R):15 had cash balances of $94,762,000. CPA(R):15 intends to use this cash to increase and diversify its real estate asset base and to maintain cash balances sufficient to maintain its operations. CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, CPA(R):15 obtained $371,580,000 of limited recourse mortgage debt (including $8,630,000 which was assumed) on which $386,000 of scheduled principal payment installments have been made. Certain lenders used $3,761,000 of mortgage proceeds to fund escrow accounts. A lender on limited recourse mortgage debt has recourse only to the property (and lease assignments) collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing provides a lender recourse to all of CPA(R): 15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit the exposure of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee, industry type and property type. The loans, all of which provide for fixed rates of interest, generally do not mature for at least ten years. After CPA(R):15 completes its public offering and fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time. In December 2002, CPA(R):15 received $28,340,000 from CPA(R):14 for a 40% interest in the Clear Channel limited partnership. In accordance with the partnership agreement, CPA(R):15 has distributed $235,000 to CPA(R):14 for its share of cash flow from the Clear Channel property. During 2002, CPA(R):15 paid dividends to shareholders of $6,179,000, with the initial distribution made in the second quarter.

Since December 31, 2002, CPA(R):15 has used an additional $48,302,000 to acquire the Insulated Storage, Waddington and Polar Plastic properties and to purchase a 44% interest in the Starmark properties. A second "best efforts" offering for 69,000,000 shares ($690,000,000) commenced in March 2003. To the extent that the second "best efforts" offering is fully subscribed, acquisition and property-level financing activity can be expected to continue for several years with total real estate assets projected to exceed $1,500,000,000. As of February 28, 2003, CPA(R):15 had approximately $41,687,000 available for investment and completion of build-to-suit commitments.

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual
Arrangements

A summary of CPA(R):15's contractual obligations, guarantees and commitments as of December 31, 2002 is as follows:

(in thousands)                          Total       2003      2004      2005       2006        2007   Thereafter
                                     --------    -------    ------    ------    -------    --------   ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                     $374,788    $ 4,882    $5,492    $6,024    $ 6,533    $  7,140    $344,717
  Notes payable                         3,704      3,704
  Deferred acquisition fees            13,012                3,253     3,253      3,253       3,253
Commitments:
  Build-to-suit obligations            35,671     35,671
  Share of minimum rents payable
     under office cost-sharing
     agreement                             75         20        20        20         15
                                     --------    -------    ------    ------    -------    --------    --------
                                     $427,250    $44,277    $8,765    $9,297    $ 9,801    $ 10,393    $344,717
                                     ========    =======    ======    ======    =======    ========    ========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

In connection with the purchase of its properties, CPA(R):15 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):15's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):15's leases generally require tenants to indemnify CPA(R):15 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):15 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):15 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R), in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):15's financial condition, liquidity or results of operations.

Accounting Pronouncements

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

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. CPA(R):15 does not expect SFAS No. 143 to have a material effect on its financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):15 does not have any employees nor any stock-based compensation plans.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CPA(R):15 to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into or existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on CPA(R):15's financial statements.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. CPA(R):15 is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures; however, it does not believe that any of its investments will be consolidated as a result of being classified as VIEs.

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated at December 31, 2002, and 2001 and the results of its operations and its cash flows for the period ended December 31, 2002 and for the period from inception (February 26, 2001) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 4, 2003

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                           Consolidated Balance Sheets

                                                                                 December 31,
                                                                                 ------------
            ASSETS:                                                           2002            2001
                                                                         -------------     -----------
Real estate leased to others:
   Accounted for under the operating method:
     Land                                                                $  98,460,309              --
     Buildings                                                             461,060,841              --
                                                                         -------------
                                                                           559,521,150              --
     Less, accumulated depreciation                                          2,323,336              --
                                                                         -------------
                                                                           557,197,814              --
Net investment in direct financing leases                                   21,093,039              --
Real estate under construction                                              20,061,425              --
Equity investments                                                          75,606,383     $   128,995
Cash and cash equivalents                                                   94,762,199         188,207
Deferred offering costs                                                      6,814,983       1,888,548
Other assets                                                                30,762,652              --
                                                                         -------------     -----------
     Total assets                                                        $ 806,298,495     $ 2,205,750
                                                                         =============     ===========

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                  $ 374,787,522              --
Notes payable                                                                3,704,566              --
Accrued interest                                                               991,064              --
Due to affiliates                                                            7,621,814     $ 2,039,774
Accounts payable and accrued expenses                                        5,909,954          34,455
Prepaid rental income and security deposits                                 15,494,464              --
Deferred acquisition fees payable to affiliate                              13,011,836              --
Dividends payable                                                            5,789,147              --
                                                                         -------------     -----------
        Total liabilities                                                  427,310,367       2,074,229
                                                                         -------------     -----------

Minority interest                                                           28,193,032              --
                                                                         -------------     -----------

Commitments and contingencies

Shareholders' equity:

Common stock, $.001 par valued; authorized 120,000,000 shares; issued and outstanding, 39,966,488 and 20,000 at December 31, 2002 and
                                                                 2001           39,966              20
Additional paid-in capital                                                 355,963,860         199,980
Dividend in excess of accumulated earnings                                  (6,269,658)        (68,479)
Accumulated other comprehensive income                                       1,060,928              --
                                                                         -------------     -----------
        Total shareholders' equity                                         350,795,096         131,521
                                                                         -------------     -----------
        Total liabilities and shareholders' equity                       $ 806,298,495     $ 2,205,750
                                                                         =============     ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS of OPERATIONS

               For the year ended December 31, 2002 and the period
             from inception (February 26, 2001) to December 31, 2001

                                                                        2002         2001
                                                                   ------------     --------
Revenues:
     Rental income                                                 $ 11,372,204
     Interest income from direct financing leases                     1,322,319
     Interest and other income                                        1,699,116     $  2,304
                                                                   ------------     --------
                                                                     14,393,639        2,304
                                                                   ------------     --------

Expenses:
     Interest expense                                                 4,187,968
     Depreciation                                                     2,569,741
     General and administrative                                       1,288,967       71,138
     Property expense                                                 1,558,760           --
                                                                   ------------     --------
                                                                      9,605,436       71,138
                                                                   ------------     --------

         Income (loss) before minority interest and income from
             equity investments                                       4,788,203      (68,834)

Minority interest in income                                             (88,113)          --
                                                                   ------------     --------

         Income (loss) before income from equity investments          4,700,090      (68,834)

Income from equity investments                                        1,066,835          355
                                                                   ------------     --------

         Net income (loss)                                         $  5,766,925     $(68,479)
                                                                   ============     ========

Basic earnings (loss) per share                                            $.29       $(3.42)
                                                                           ====       ======

Weighted average shares outstanding - basic                          19,720,070       20,000
                                                                   ============     ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

   For the period from inception (February 26, 2001) through December 31, 2001 and for the year ended December 31, 2002

                                                                                   Dividends in     Accumulated
                                                                                     Excess of         Other
                                     Common        Additional     Comprehensive     Accumulated    Comprehensive
                                      stock     paid-in capital   (loss) income      Earnings          Income             Total

20,000 shares issued $.001 par,
   at $10 per share                  $    20      $    199,980                                                        $    200,000
Net loss                                                              $ (68,479)     $   (68,479)                          (68,479)
                                                                      =========
Balance at                         ---------     -------------                     -------------                      ------------
   December 31, 2001                      20           199,980                           (68,479)                          131,521

39,946,488 shares issued $.001
   par, at $10 per share, net of
   offering costs                     39,946       355,763,880                                                         355,803,826

Dividends                                                                            (11,968,104)                      (11,968,104)

Comprehensive Income:
Net income                                                            5,766,925        5,766,925                         5,766,925
Other comprehensive income:
   Foreign currency translation
     adjustment                                                       1,060,928                      $1,060,928          1,060,928
                                                                     ----------
                                                                     $6,827,853
Balance at                                                           ==========
                                     -------     -------------                       -----------    -----------       ------------
   December 31, 2002                 $39,966      $355,963,860                       $(6,269,658)    $1,060,928       $350,795,096
                                     =======      ============                       ============    ==========       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      For the period from inception
                                                                                   Year Ended               (February 26, 2001)
                                                                                December 31, 2002       through December 31, 2001
Cash flows from operating activities:
  Net income (loss)                                                                $   5,766,925                $ (68,479)
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization of financing costs                                  2,582,259                       --
     Equity income in excess of distributions received                                        --                     (355)
     Minority interest in income                                                          88,113                       --
     Straight-line rent adjustments                                                     (245,051)                      --
     Fees paid to affiliate by issuance of stock                                         317,489                       --
     Increase in other assets                                                         (2,651,082)                      --
     Increase in accrued interest                                                        982,676                       --
     Increase in accounts payable and accrued expenses                                   733,707                   34,455
     Increase in due to affiliates (a)                                                   784,245                   22,586
     Increase in prepaid rent                                                          4,973,416                       --
                                                                                   -------------                ---------
       Net cash provided by (used in) operating activities                            13,332,697                  (11,793)
                                                                                   -------------                ---------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                     1,113,990                       --
  Acquisitions of real estate and equity investments and other
     capitalized costs (b)                                                          (662,856,165)                      --
  VAT taxes recoverable on purchases of real estate                                   (4,035,763)                      --
  Proceeds from sale of real estate                                                   11,614,766                       --
                                                                                   -------------                ---------
       Net cash used in investing activities                                        (654,163,172)                      --
                                                                                   -------------                ---------

Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                                         355,486,337                  200,000
  Dividends paid                                                                      (6,178,957)                      --
  Proceeds from mortgages (c) (d)                                                    359,189,168                       --
  Proceeds from note payable                                                           3,622,142                       --
  Mortgage principal payments                                                           (385,575)                      --
  Distributions to minority partners                                                    (234,716)                      --
  Contributions from minority partners                                                28,339,635                       --
  Deferred financing costs and mortgage deposits                                      (4,511,703)                      --
                                                                                   -------------                ---------
       Net cash provided by financing activities                                     735,326,331                  200,000
                                                                                   -------------                ---------

Effect of exchange rate changes on cash                                                   78,136                       --
                                                                                   -------------                ---------

       Net increase in cash and cash equivalents                                      94,573,992                  188,207

Cash and cash equivalents, beginning of period                                           188,207                       --
                                                                                   -------------                ---------

  Cash and cash equivalents, end of period                                         $  94,762,199                $ 188,207
                                                                                   =============                =========

      Non cash investing and financing activities:

            (a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering. At December 31, 2002 and 2001, the amount due to the Company's Advisor, Carey Asset Management Corp., was $6,814,983 and $1,888,548, respectively.

            (b) Included in the cost basis of real estate investments acquired in 2002 are deferred acquisition fees payable of $13,011,836.

            (c) Net of $3,760,529 held back by lenders to fund escrow accounts.

            (d) In connection with acquiring properties in 2002, the Company assumed mortgage notes payable of $8,630,041.

      The Company assigned a security deposit of $10,461,700 to a lender which is included in Other assets and Prepaid rental income and security deposits, respectively.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies:

      Basis of Consolidation:

      The consolidated financial statements include the accounts of Corporate Property Associates 15 Incorporated, its wholly-owned subsidiaries and controlling minority-owned partnership interests (collectively, the "Company"). All material inter-entity transactions are eliminated.

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

      Real Estate Leased to Others:

      The Company leases real estate to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including real estate taxes, insurance, maintenance, repairs, renewals and improvements. During the year ended December 31, 2002, lessees were responsible for the direct payment of real estate taxes of $2,247,357. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

      The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

      The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

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

      When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company will assess the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets will be adjusted to their estimated fair value. Residual values of direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

      For properties under construction, interest is capitalized rather than expensed and rentals received recorded as a reduction of capitalized project (i.e., construction) costs.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Substantially all of the Company's leases provide for either scheduled rent increases, periodic increases based on formulas indexed to the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage of sales rent) are recognized as reported by lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

      Depreciation:

      Depreciation is computed using the straight-line method over the estimated useful lives of the properties--generally not to exceed 40 years.

      Offering Costs:

      Costs incurred in connection with the raising of capital through the sale of common stock are charged to shareholders' equity upon the issuance of shares.

      Equity Investments:

      The Company's ownership interests in (i) entities in which it owns 50% or less and has the ability to exercise significant influence and (ii) jointly controlled tenancies-in-common are accounted for under the equity method, i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

      Cash and Cash Equivalents:

      The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company's cash and cash equivalents were held in the custody of three financial institutions at December 31, 2002 and one financial institution at December 31, 2001, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.

      Foreign Currency Translation:

      The Company consolidates its real estate investments in France. The functional currency for the investments is the Euro. The translation from the Euro is performed for assets and liabilities using current exchange rates in effect at the at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. In January 2003, the Company purchased a property in the United Kingdom for which the functional currency is the British pound.

      Other Assets:

      Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage note financing and are amortized over the term of the mortgage and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference between contractual rents that vary during the term and income recognized on a straight-line basis.

      Earnings Per Share:

      The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Income Taxes:

      In 2002, the Company qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986. As a REIT, the Company is not subject to Federal income taxes on amounts distributed to shareholders (except income from foreclosure property), provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions.

2.    Organization and Offering:

      The Company was formed on February 26, 2001 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed by Carey Asset Management Corp. (the "Advisor"), a wholly-owned subsidiary of W. P. Carey & Co. LLC.

      On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200,000 as the initial shareholder of the Company.

      In October 2002, the Company completed a "best efforts" offering of 40,000,000 shares of common stock at a price of $10 per share. During the year ended December 31, 2002, the Company issued 39,890,441 shares ($398,904,410). The Company has also registered up to 10,000,000 shares for a dividend reinvestment plan.

      On October 11, 2002, the Company filed a registration statement with the United States Securities and Exchange Commission (the "SEC") for the purpose of offering up to an additional 69,000,000 shares ($690,000,000) of common stock to the public on a "best efforts" basis by Carey Financial Corporation ("Carey Financial"), a wholly-owned subsidiary of W. P. Carey & Co. LLC ("W. P. Carey"), at a price of $10 per share (the "Offering"). The filing is currently being reviewed by the SEC.

3.    Agreements and Transactions with Related Parties:

      In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. As of December 31, 2002, the Preferred Return has been met. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. For the year ended December 31, 2002, the Company incurred asset management fees of $736,788. Performance fees were in like amount. For the year ended December 31, 2002, the Company incurred personnel reimbursements of $192,700. No asset management and performance fees nor personnel reimbursements were incurred by the Company in 2001.

      Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed in 2002, current and deferred fees were $16,264,794 and $13,011,836, respectively.

      The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

      The Company owns interests in limited partnerships which range from 30% to 60% and a 64% interest in jointly controlled tenancy-in-common which owns two properties subject to a master net lease. The remaining interests in the limited partnerships and tenancy-in-common are owned by affiliates. Controlling interests in jointly-owned entities are consolidated and non-controlled interests in which the Company has a significant interest are accounted for under the equity method of accounting.

      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental occupancy and leasehold improvement costs is based on gross revenues. Expenses of $2,607 were incurred in 2002. The Company's share of future minimum lease payments as of December 31, 2002, is $75,000 through 2006.

4.    Real Estate Leased to Others Accounted for Under the Operating Method:

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases amount to $50,776,000 in 2003, $52,002,000 in 2004, $52,389,000 in 2005, $53,666,000 in 2006, and $53,768,000 in 2007
      and aggregate approximately $805,746,000 through 2022.

      No contingent rents were realized in 2002 or 2001.

5.    Net Investment in Direct Financing Leases:

      Net investment in direct financing leases is summarized as follows:

                                                            December 31, 2002
                                                            -----------------
                     Minimum lease payments
                       receivable                              $48,520,236
                     Unguaranteed residual value                20,950,818
                                                               -----------
                                                                69,471,054
                     Less: unearned income                      48,378,015
                                                               -----------
                                                               $21,093,039

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing leases are approximately $2,099,000 in 2003, $2,135,000 in 2004, $2,173,000 in 2005, $2,211,000 in 2006 and
      $2,250,000 in 2007, and aggregate approximately $48,520,000 through 2031.

      No contingent rents were realized in 2002 or 2001.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.    Mortgage Notes Payable:

      Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $568,406,000. As of December 31, 2002, mortgage notes payable had fixed interest rates ranging from 5.52% to 7.98% per annum. The Company had no variable rate debt as of December 31, 2002.

      Scheduled principal payments during each of the five years following December 31, 2002 and thereafter are as follows:

            Year Ending December 31,                  Fixed Rate Debt
            ------------------------                  ---------------
            2003                                        $  4,881,550
            2004                                           5,492,189
            2005                                           6,023,755
            2006                                           6,533,461
            2007                                           7,139,858
            Thereafter                                   344,716,709
                                                        ------------
            Total                                       $374,787,522
                                                        ============

      Interest paid, excluding capitalized interest, was $3,318,962 in 2002. No interest was paid in 2001. Capitalized interest was $321,477 in 2002.

7.    Commitments and Contingencies:

      The Company is liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company reimburses Carey Financial or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Offering. Total underwriting compensation of the Offering shall not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. The total costs paid by the Advisor relating to the initial offering and the Offering were $12,142,173 through December 31, 2002, of which the Company has reimbursed $5,327,190.

8.    Dividends:

      Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The Company paid its first dividend in April 2002. Dividends per share reported for tax purposes for the year ended December 31, 2002 were as follows:

                                                        2002
                                                        ----
                  Ordinary income                     $    .45
                  Return of capital                         --
                                                      --------
                                                      $    .45

      A dividend of $.001671 per share per day in the period from October 1, 2002 through December 31, 2002 ($5,789,147) was declared in December 2002 and paid in January 2003.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

9.    Lease Revenues:

      The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the year ended December 31, 2002 are as follows:

                                                                               2002
                                                                               ----
            Per Statements of Income:
              Rental income from operating leases                           $ 11,372,204
              Interest from direct financing leases                            1,322,319

            Adjustment:
              Share of lease revenues applicable to minority interests          (234,716)
              Share of leasing revenue from equity investments                 2,637,426
                                                                            ------------
                                                                            $ 15,097,233
                                                                            ============

      For the year ended December 31, 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                            2002           %
                                                            ----          ---
            Fleming Companies, Inc.                     $ 2,799,900        19%
            Petsmart, Inc. (a)                            2,075,857        14
            Foster Wheeler, Inc.                          1,961,569        13
            Tower Automotive, Inc.                        1,701,465        11
            Hologic, Inc. (b)                             1,015,652         7
            Racal Instruments, Inc.                         933,762         6
            IntegraColor, Ltd.                              680,807         5
            Advantis Technologies, Inc.                     651,473         4
            Trends Clothing Corp.                           619,170         4
            Overland Storage, Inc.                          607,926         4
            BE Aerospace, Inc.                              479,067         3
            Builders Firstsource, Inc. (a)                  463,766         3
            Clear Channel Communications, Inc. (c)          352,075         2
            Medica - France, SA                             300,143         2
            Danka Office Imaging Company                    226,689         2
            Carrefour France, SA                            147,674         1
            SSG Precision Optronics, Inc.                    56,569        --
            TruServ Corporation (a)                          16,279        --
            Meadowbrook Meat Company                          7,390        --
                                                        -----------       ---
                                                        $15,097,233       100%
                                                        ===========       ===

      (a) Represents the Company's proportionate share of lease revenues from its equity investments.

      (b) As of December 17, 2002, 36% of the Company's interest in these properties was acquired by an affiliate, W. P. Carey, and the remaining 64% interest is accounted for as an equity investment.

      (c) Net of rental amount applicable to Corporate Property Associates 14's ("CPA(R):14") 40% minority interest.

10.   Acquisitions of Real Estate and Real Estate Interests:

      A. On December 31, 2002, the Company purchased land and five buildings in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas for $30,415,009 and entered into a net lease with Meadowbrook Meat Company. The lease obligations are unconditionally guaranteed by Fast Food Merchandisers, Inc. and Proficient Food Company, Inc. The lease has an initial term of 15 years and one month with four five-year renewal options. Annual rent is $2,660,000 with stated increases beginning on the fourth anniversary of the lease and annually thereafter.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

            In connection with the purchase of the properties, the Company obtained a limited recourse mortgage loan of $18,000,000 which is collateralized by a mortgage and deeds of trust on the properties. The loan provides for monthly payments of principal and interest of $108,847 at an annual interest rate of 6.08% based on a 30-year amortization schedule. The loan matures in January 2013, at which time a balloon payment is scheduled.

      B. On December 26, 2002, the Company and two affiliates, Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated ("CPA(R):14"), through three newly-formed limited partnerships with 50%, 15% and 35% ownership interests, respectively, purchased land and seven buildings located in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas for $131,678,450 and entered into three master net leases with TruServ Corporation. The leases have initial terms of 20 years followed by one renewal term of nine years and 11 months and a second renewal term of 10 years. The leases provide for aggregate initial rent of $12,007,151.

            In connection with the purchase of the properties, the limited partnerships obtained limited recourse mortgage loans totaling $49,104,774, collateralized by deeds of trust on the properties and lease assignments. Subsequent to December 31, 2002, the limited partnership obtained additional mortgage financing of $27,550,047. The loans provide for aggregate monthly payments of interest and principal of $451,134, at an annual interest rate of 5.83% based on 30-year amortization schedules. The loans mature in January and February 2013, at which time balloon payments are scheduled. The Company is accounting for its 50% non-controlling interests in the limited partnerships under the equity method of accounting.

      C. On December 27, 2002, the Company purchased seven properties in France for Euro 103,780,347 ($106,966,300 at the date of acquisition) and entered into six separate net leases with Societe Logidis and one net lease with Societe CV Logistique. The lease obligations are unconditionally guaranteed by their parent companies, Carrefour France, SAS and Carrefour Hypermarches France, SAS (collectively "Carrefour"). The leases have nine-year terms and provide for aggregate annual rent of Euro 10,190,269 ($10,503,100 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE, a French construction cost index.

            In connection with the purchase of the Carrefour properties, the Company obtained a limited recourse mortgage loan of Euro 84,244,000 ($86,830,207 at the date of acquisition) which provides for quarterly payments of interest at an annual interest rate of 5.55%. The interest rate is fixed through 2012, at which time the loan will convert to a variable rate. Principal installments are payable based on an initial 1.60% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on December 30, 2014, at which time a balloon payment is scheduled.

            On December 4, 2002, the Company purchased six properties in France for Euro 40,314,136 ($40,327,843 at the date of acquisition) and assumed net leases with SA Medica France ("Medica"). The leases have remaining terms through June 30, 2011 and provide for aggregate annual rent of Euro 3,856,618 ($3,857,929 at the date of acquisition), with annual rent increases based on a formula indexed to increases in the INSEE.

            In connection with the purchase of the Medica properties, the Company obtained limited recourse mortgage loans of Euro 34,000,000 ($34,011,560 at the date of acquisition). The loans provide for quarterly payments of interest at an annual interest rate of 5.631%. Principal installments are payable based on an initial 1.50% annuity per annum, with scheduled increases throughout the term of the loan. The loan matures on October 20, 2017, at which time a balloon payment is scheduled.

            On March 12, 2003, the Company sold a 35% interest in the limited liability company that owns the Medica-France and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on the current exchange rate for the Euro) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid the Company, $11,916,465 and assumed $1,031,046 of the Company's deferred acquisition fee payable to an affiliate.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

            The sale was approved by the Company's independent directors as being in the best interests of the Company and is intended to facilitate the Company's ability to raise capital. The continued holding of 100% of the Medica-France and Carrefour interests would have required the Company to obtain and provide financial information in its 1933 and 1934 Act filings on the lease guarantors that is in accordance with accounting principles generally accepted in the United States of America and this information is not available to the Company. The Company will consolidate its 65% controlling interests in the limited liability company in its consolidated financial statements, and CPA(R):12's interest will be recognized as a minority interest.

      D. On December 12, 2002, the Company and CPA(R):14 formed a limited partnership with 60% and 40% interests, respectively, which purchased a property in New York, New York for $152,041,885 and assumed an existing net lease with SFX Entertainment, Inc. The lease obligations are unconditionally guaranteed by the lessees' parent company, Clear Channel Communications, Inc. ("Clear Channel"). The lease has a remaining term through September 2020 with two ten-year renewal options. The lease provides for an initial annual rent of $10,914,312 with stated rent increases every five years.

            In connection with the purchase of the property, the limited partnership obtained limited recourse mortgage financing of $85,000,000 collateralized by a mortgage and security agreement. The loan provides for monthly payments of interest and principal of $481,473 at an annual interest rate of 5.52% based on a 30-year amortization schedule. The loan matures in December 2012 at which time a balloon payment is scheduled.

      E. On November 20, 2002, the Company purchased land and buildings in Richmond, California for $4,967,653 and entered into a net lease with SSG Precision Optronics, Inc. The lease obligations are unconditionally guaranteed by Tinsley Laboratories, Inc. The lease has an initial term of 20 years with two seven-year renewal options. Annual rent is $509,976 with annual increases based on a formula indexed to CPI.

      F. On October 15, 2002, the Company purchased land and building in San Diego, California for $30,096,836 and assumed an existing net lease with Overland Storage, Inc. ("Overland"). The lease has a remaining term through February 2014 with one five-year renewal option. Annual rent is $2,621,285 with stated increases beginning in March 2004 and every two years thereafter.

            In connection with the purchase of the Overland property, the Company obtained a limited recourse mortgage loan of $20,000,000 which is collateralized by a deed of trust and lease assignment. The loan provides for monthly payments of principal and interest of $122,234 at an annual interest rate of 6.18% based on a 30-year amortization schedule. The loan matures in August 2014, at which time a balloon payment is scheduled.

      G. On October 9, 2002, the Company purchased a property in Baton Rouge, Louisiana on which a building is being constructed on a build-to-suit basis and entered into a net lease with Rave Motion Pictures Baton Rouge, LLC. The lease obligations are unconditionally guaranteed by Rave Reviews Cinemas, LLC ("Rave Reviews"). The total purchase price including construction costs is estimated to be $11,555,239, with Rave Reviews having the obligation to fund any additional costs necessary to complete the project. Upon the earlier of completion or August 31, 2003, a lease term of 20 years with two ten-year renewal terms will commence with annual rent of $1,285,607 if the entire estimated funding of the build-to-suit project is required. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      H. Properties acquired prior to September 30, 2002 are described as follows:

                                                                                        Original
                                                                           Initial      Mortgage      Annual
Lease Obligor:                             Cost          Location         Annual Rent   Financing   Debt Service    Date Acquired
----------------------------           -----------   ------------------   ----------   -----------  ------------  -----------------
Danka Office Imaging Company           $23,810,133   St. Petersburg, FL   $3,060,000   $12,800,000   $  984,026   September 27, 2002
BE Aerospace, Inc.                      15,470,072       Miami, FL         1,462,618    10,500,000      764,364   September 12, 2002
Hologic, Inc. (1)                       33,769,634      Bedford, MA        3,155,940            --           --    August 28, 2002
Foster Wheeler Realty Services, Inc.    47,015,707      Clinton, NJ        5,230,850    29,185,000    2,252,928    August 16, 2002
Trends Clothing Corp.                   14,869,110       Miami, FL         1,420,000     8,630,041      850,620     July 22, 2002
Fleming Companies, Inc.                 53,870,063       Tulsa, OK         5,508,000    30,000,000    2,507,376     June 28, 2002
Advantis Technologies, Inc.             13,089,005     Alpharetta, GA      1,275,000     8,500,000      610,231     June 25, 2002
IntegraColor Ltd.                       12,356,020      Mesquite, TX       1,256,700     7,080,000      563,530     June 14, 2002
Racal Instruments, Inc.                 13,455,497       Irvine, CA        1,301,929     9,500,000      732,600      May 21, 2002
Tower Automotives, Inc.                 20,995,621      Auburn, IN;        2,355,875    12,022,870    1,056,624     April 10, 2002
                                                     Buffton, OH and
                                                        Milan, TN

      a. Subsequent to acquisition, a 36% interest was sold to an affiliate (see Note 1).

11.   Equity Investments:

      In 2001, the Company and Corporate Property Associates 14 Incorporated ("CPA(R):14"), an affiliate, formed two limited partnerships which entered into net leases for 13 properties with Petsmart, Inc. ("Petsmart") and a limited partnership which entered into a net lease for three properties with Builders Firstsource, Inc. ("Builders First") with CPA(R):14 as the general partner. The Company initially purchased a 0.001% interest in the Petsmart limited partnerships and a 1% interest in the Builders First partnership at the time the properties were acquired. In February 2002, the Company increased its ownership interests in the Petsmart and Builders First limited partnerships to 30% and 40%, respectively, in accordance with the limited partnership agreements. On February 28, 2002, the Company satisfied the conditions for increasing its interests and paid $10,961,939 to CPA(R):14 to purchase the additional ownership interests in the Petsmart and Builders First limited partnerships. The amounts paid to CPA(R):14 were based on the fair value of the underlying properties, less mortgage debt and reimbursements of $626,820, representing its share of structuring and acquisition fees. The reimbursement is equal to the fee that the Company would have incurred if it had purchased 30% and 40% interests when the Petsmart and Builders First properties were acquired.

      On December 17, 2002, the Company sold 36% of its interest in two properties leased to Hologic, Inc. ("Hologic") to W. P. Carey, an affiliate. The Company's remaining 64% interest is accounted for under the equity method as the Hologic properties are a jointly controlled tenancy-in-common. The amount paid to the Company was based on the fair value of the Hologic properties. No gain or loss was recognized on this transaction.

      On December 26, 2002, the Company and CPA(R):14 and CPA(R):12, through three newly-formed limited partnerships entered into net leases for seven properties with TruServ Corporation, of which the Company's interests are 50%.

      The interests in the partnerships are accounted for under the equity method as the Company's ownership interests are 50% or less and the Company exercises significant influence, but does not control.

      Distributions and allocations of income or loss from the equity investees are based on ownership percentages, and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      Summarized combined financial information of the equity investees is as follows:

                                                                December 31, 2002           December 31, 2001
                                                                -----------------           -----------------
      (in thousands)
     Assets (primarily real estate)                                  $255,845                     $87,325
     Liabilities (primarily mortgage notes payable)                   102,022                      43,824
     Partners' capital                                                153,823                      43,501

                                                                                           For the period from
                                                                                         inception (February 26,
                                                                    Year Ended                2001) through
                                                                December 31, 2002           December 31, 2001
                                                                -----------------           -----------------
     Revenues (primarily rental revenues)                             $10,795                       $ 681
     Expenses (primarily interest on mortgages and
          depreciation)                                                (6,064)                       (491)
                                                                      -------                       -----
     Net income                                                       $ 4,731                       $ 190
                                                                      =======                       =====

12.   Segment Information:

      The Company has determined that it operates in one business segment with domestic and foreign investments. The Company acquired its first foreign real estate investments in December 2002 and has investments in France.

      For 2002, geographic information for the real estate operations segment is as follows:

                                         Domestic       Foreign          Total
                                         --------       -------          -----
      Revenues                         $ 13,945,821   $    447,818   $ 14,393,639
      Expenses                            9,211,308        394,128      9,605,436
      Income from equity investments      1,066,835             --      1,066,835
      Net operating income                5,713,235         53,690      5,766,925
      Total assets                      633,824,101    172,474,394    806,298,495
      Total long-lived assets           514,307,995    159,650,666    673,958,661

13.   Disclosure About Fair Value of Financial Instruments:

      The Company estimates that the fair value of mortgage notes payable at December 31, 2002 was $375,012,000. The fair value of debt instruments was evaluated using discounted cash flow model with rates which take into account the credit of the tenants and interest rates risks.

14.   Accounting Pronouncements:

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

      In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial statements.

      In October 2001, FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets" which addresses the accounting and reporting for the impairment and disposal of long-lived assets and supercedes SFAS No. 121 while retaining SFAS No. 121's fundamental provisions for the recognition and measurement of impairments. SFAS No. 144 removes goodwill from its scope, provides for a probability-weighted cash flow estimation approach for analyzing situations in which alternative courses of action to recover the carrying amount of long-lived assets are under consideration and broadens that presentation of discontinued operations to include a component of an entity. The adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company's financial statements; however, the revenues and expenses relating to an asset held for sale or sold will be presented as a discontinued operation for all periods presented. The provisions of SFAS No. 144 are effective for disposal activities initiated by the Company's commitment to a plan of disposition after the date of adoption (January 1, 2002).

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The accounting provisions only apply for certain new transactions entered into or existing guarantee contracts modified after December 31, 2002. The adoption of the accounting provisions of FIN 45 is not expected to have a material effect on the Company's financial statements.

      On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosures requirements will take effect almost immediately and are required for all financial statements initially issued after January 31, 2003. The Company is assessing the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures; however, it does not believe that any of its investments will be classified as VIEs.

15.   Selected Quarterly Financial Data (unaudited):

                                                                          Three Months Ended
                                                                          ------------------
                                            March 31, 2002    June 30, 2002      September 30, 2002      December 31, 2002
                                            --------------    -------------      ------------------      -----------------
  Revenues                                       $116,637        $1,182,772             $4,813,187            $8,281,043
  Expenses                                        120,863           759,017              3,102,135             5,623,420
  Net income                                      108,808           739,230              2,022,688             2,896,200
  Net income per share -
     Basic and diluted                                .03               .06                    .08                   .08
  Dividends declared per share                      .1499             .1513                  .1525                 .1537

                                                                                              Three Months Ended
                                                                                              ------------------
                                                                                   September 30, 2001        December 31, 2001
                                                                                   ------------------        -----------------
  Revenues                                                                               $1,118                   $1,186
  Expenses                                                                                   --                   71,138
  Net income (loss)                                                                       1,118                  (69,952)
  Basic earnings per share
     Basic and diluted                                                                      .06                    (3.48)
  Dividends declared per share                                                               --                       --

      The Company had no activity from the period of inception (February 26, 2001) to June 30, 2001.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

16.   Subsequent Events:

      A. On January 28, 2003, the Company purchased land in Birmingham, United Kingdom for $9,038,000 and entered into a build-to-suit commitment and a net lease with Insulated Structures, Ltd. ("ISL"). The total cost for the ISL facility is estimated to amount to approximately $22,000,000. Upon completion, a lease with an initial term of 30 years will commence. Annual rent under the lease is (pound)1,033,330 (approximately $1,650,000) with annual rent increases of 2%.

      B. On February 7, 2003, the Company, CPA(R):12 and CPA(R):14, through a newly-formed limited liability company with ownership interests of 44%, 41% and 15%, respectively purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark Camhood, L.L.C. ("Starmark"). The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates.

            The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167,400 of annual rent will not be included in the determination of the future rent increases.

            In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is scheduled. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

            The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and represent a 5% interest in the Company. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

      C. On February 12, 2003, the Company purchased land and buildings in Chattanooga, Tennessee for $6,544,503 and entered into a master net lease with Waddington North America Business Trust. The lease obligations are unconditionally guaranteed by WNA American Plastic Industries, Inc. The lease has an initial term of 19 years with two ten-year renewal options. Annual rent is $637,500 with increases every three years based on a formula indexed to the CPI and capped at 3%.

      D. On February 25, 2003, the Company purchased land and buildings in Mooresville, North Carolina for $15,602,094 and entered into a lease agreement with Polar Plastics (NC), Inc. at an annual rent of $1,460,200. The lease has an initial term of 20 years with two ten-year renewal options and CPI-based rent increases every three years.

            In connection with the purchase of the properties, the Company obtained $9,500,000 of limited recourse mortgage financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $69,826 at an annual interest rate of 6.32% and will fully amortize over 20 years.

      E. Two proposed transactions have been approved by the Investment Committee of the Advisor and are currently subject to negotiations with the proposed lessees. There is no assurance that these acquisitions will be completed, and, if completed, that the actual terms will not differ from the proposed terms.

            The Company is seeking to purchase land and building in Yardley, Pennsylvania for $24,250,000 and to enter into a net lease with MediMedia USA, Inc. The lease, as proposed, would have an initial lease term of fifteen years. Annual rent would initially be approximately $2,135,000 with stated increases of 10.4% every five years. In the event that the purchase of the property is completed, the Company intends to seek limited recourse mortgage financing of approximately $14,500,000.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

      The Company is seeking to purchase land in Birmingham, Alabama and enter into a build-to-suit commitment and a net lease with Oxford Automotive Alabama, Inc. The estimated total costs of the project, including the purchase of the land, are $15,707,000. The lease, as proposed, would have an initial lease term of fifteen years. Annual rent would initially be approximately $1,575,000 with rent increases every three years based on a formula indexed to increases in the CPI. The Company intends to obtain financing upon the completion of construction.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2002, there were 13,858 holders of record of the Shares of the Company.

The Company is required to distribute annually 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends paid by the Company since its inception are as follows:

                                 Cash Dividends Paid Per Share
                                 -----------------------------
                                                                2002
                                                                ----
                            First quarter                          --
                            Second quarter                     $.1499
                            Third quarter                       .1513
                            Fourth quarter                      .1525
                                                               ------
                                                               $.4537
                                                               ======

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2002 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.