Form 10-K/A
period 2002-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2003-04-08
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

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

      (a)   2. Financial Statement Schedule:

                  The following schedules are filed as a part of this Report:

                        Report of Independent Accountants.

                        Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2002.

                        Schedule III of Registrant is contained on pages 32 to 35 of this Form 10-K.

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


     4/8/03                    BY:  /s/ John J. Park
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

                               CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


     4/8/03                    BY:  /s/ William Polk Carey
--------------                     ---------------------------------------------
    Date                           William Polk Carey
                                   Chairman of the Board and Director
                                   (Principal Executive Officer)


     4/8/03                    BY:  /s/ Gordon F. DuGan
--------------                     ---------------------------------------------
    Date                           Gordon F. DuGan
                                   Vice Chairman of the Board, Senior
                                   Managing Director and Chief Acquisitions
                                   Officer


      4/8/03                   BY:  /s/ George E. Stoddard
--------------                     ---------------------------------------------
    Date                           George E. Stoddard
                                   Director


     4/8/03                    BY:  /s/ Ralph F. Verni
--------------                     ---------------------------------------------
    Date                           Ralph F. Verni
                                   Director


     4/8/03                    BY:  /s/ Warren G. Wintrub
--------------                     ---------------------------------------------
    Date                           Warren G. Wintrub
                                   Director


     4/8/03                    BY:  /s/ John J. Park
--------------                     ---------------------------------------------
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

Date              4/8/03                            Date              4/8/03

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

Date          4/8/03

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of

      Corporate Property Associates 15 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2003 appearing in the 2002 Annual Report to Shareholders of Corporate Property Associates 15 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2003

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

                        REPORT of INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2002, and 2001 and the results of their operations and their cash flows for the year ended December 31, 2002 and for the period from inception (February 26, 2001) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2003

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