Form 10-Q
period 2003-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2003-05-14
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)
     OF THE  SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 333-58854

                            -------------------------

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                MARYLAND                                  52-2298116
        (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NO.)

          50 ROCKEFELLER PLAZA                             10020
        NEW YORK, NEW YORK 10020                        (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     CPA(R):15 has no active market for common stock at May 12, 2003.

     CPA(R):15 has 69,759,915 shares of common stock, $.001 par value outstanding at May 12, 2003.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, March 31, 2003
               and December 31, 2002                                                                     2

               Condensed Consolidated Statements of Income for the three months
               ended March 31, 2003 and 2002                                                             3

               Condensed Consolidated Statements of Comprehensive Income for the
               three months ended March 31, 2003 and 2002                                                3

               Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2003 and 2002                                                             4

               Notes to Condensed Consolidated Financial Statements                                   5-11

Item 2. -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   12-19

Item 3. -      Quantitative and Qualitative Disclosures about Market Risk                               20

Item 4. -      Controls and Procedures                                                                  20

PART II -      Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                                   21

Item 4. -      Submission of Matters to a Vote of Security Holders                                      22

Item 6. -      Exhibits and Reports on Form 8-K                                                         22

Signatures                                                                                              23

Certifications                                                                                       24-25

* The summarized condensed financial statements contained herein is unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                March 31, 2003          December 31, 2002
                                                                                --------------          -----------------
                                                                                 (Unaudited)                  (Note)
                                                                                 -----------                  ------
            ASSETS:

Land and buildings, net of accumulated depreciation of $5,302 and
   $2,323 at March 31, 2003 and December 31, 2002                                 $  581,200                 $557,198
Net investment in direct financing leases                                             33,783                   21,093
Real estate under construction                                                        53,043                   20,061
Equity investments                                                                    91,974                   75,606
Cash and cash equivalents                                                            213,814                   94,762
Deferred offering costs                                                                6,676                    6,815
Other assets                                                                          32,392                   30,763
                                                                                  ----------                 --------
     Total assets                                                                 $1,012,882                 $806,298
                                                                                  ==========                 ========

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $  394,309                 $374,787
Notes payable                                                                          3,816                    3,705
Accrued interest                                                                       1,458                      991
Due to affiliates                                                                      8,104                    7,622
Accounts payable and accrued expenses                                                  8,070                    5,910
Prepaid rental income and security deposits                                           20,140                   15,494
Deferred acquisition fees payable to affiliate                                        15,436                   13,012
Dividends payable                                                                      8,259                    5,789
                                                                                  ----------                 --------
        Total liabilities                                                            459,592                  427,310
                                                                                  ----------                 --------

Minority interest                                                                     40,647                   28,193
                                                                                  ----------                 --------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding, 57,755,898 and 39,966,488 at March 31, 2003 and
   December 31, 2002                                                                      58                       40
Additional paid-in capital                                                           520,362                  355,964
Dividend in excess of accumulated earnings                                            (9,037)                  (6,270)
Accumulated other comprehensive income                                                 1,260                    1,061
                                                                                  ----------                 --------
        Total shareholders' equity                                                   512,643                  350,795
                                                                                  ----------                 --------
        Total liabilities, minority interest and shareholders' equity             $1,012,882                 $806,298
                                                                                  ==========                 ========

           The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                                     Three Months Ended March 31,
                                                                     ----------------------------
                                                                     2003                   2002
                                                                     ----                   ----
Revenues:
   Rental income                                                 $    13,847
   Interest income from direct financing leases                          598
   Interest and other income                                           1,428             $      117
                                                                 -----------             ----------
                                                                      15,873                    117
                                                                 -----------             ----------

Expenses:
   Interest                                                            5,429                      3
   Depreciation                                                        2,968                      -
   General and administrative                                          1,268                     96
   Property expenses                                                   2,996                     22
                                                                 -----------             ----------
                                                                      12,661                    121
                                                                 -----------             ----------

       Income before minority interest, equity
         investments and gain on sale                                  3,212                     (4)

Minority interest in income                                             (765)                     -
Income from equity investments                                         2,068                    113
                                                                 -----------             ----------

       Income before gain on sale                                      4,515                    109

Gain on sale                                                             977                      -
                                                                 -----------             ----------

       Net income                                                $     5,492             $      109
                                                                 ===========             ==========

Basic and diluted earnings per share                             $       .14             $      .03
                                                                 ===========             ==========

Weighted average shares outstanding - basic and diluted           40,779,669              3,208,701
                                                                 ===========             ==========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                     2003                   2002
                                                                     ----                   ----
Net income                                                        $    5,492              $     109
                                                                  ----------              ---------

Other comprehensive income:
   Change in foreign currency translation adjustment                     199                      -
                                                                  ----------              ---------

Other comprehensive income                                               199                      -
                                                                  ----------              ---------

   Comprehensive income                                           $    5,691              $     109
                                                                  ==========              =========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                      2003                    2002
                                                                                      ----                    ----
Cash flows from operating activities:
  Net income                                                                        $  5,492                $   109
  Adjustments to reconcile net income to net cash provided by
      operating activities:                                                                                       -
      Depreciation and amortization of financing costs                                 3,013                      -
      Equity income in excess of distributions received                                 (601)                     -
      Straight-line rent adjustments                                                  (1,094)                     -
      Gain on sale                                                                      (977)                     -
      Provision for uncollected rents                                                     22                      -
      Fees paid to affiliate by issuance of stock                                        419                      -
      Minority interest in income                                                        765                      -
      Decrease in other assets                                                           364                      -
      Increase in accrued interest                                                       467                      -
      Increase in accounts payable and accrued expenses                                  539                     54
      Increase in due to affiliates (a)                                                  621                     32
      Increase in prepaid rent and security deposits                                   4,399                      -
                                                                                    --------                -------
         Net cash provided by operating activities                                    13,429                    195
                                                                                    --------                -------

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                       132                    307
  Acquisitions of real estate and equity investments and other
      capitalized costs                                                              (91,814)               (10,886)
  Distribution of mortgage financing from equity investees                            12,460                      -
                                                                                    --------                -------
         Net cash used in investing activities                                       (79,222)               (10,579)
                                                                                    --------                -------

Cash flows from financing activities:
  Proceeds from issuance of stock, net of costs of raising capital                   164,047                 70,257
  Dividends paid                                                                      (5,789)                     -
  Proceeds from mortgages (b)                                                         16,330                      -
  Mortgage principal payments                                                         (1,209)                     -
  Deferred financing costs and mortgage deposits, net of deposits
      refunded                                                                           223                      -
  Capital contributions from minority partner                                         11,916                      -
  Distributions paid to minority partners                                               (798)                     -
                                                                                    --------                -------
         Net cash provided by financing activities                                   184,720                 70,257
                                                                                    --------                -------

  Effect of exchange rates on cash                                                       125                      -
                                                                                    --------                -------

         Net increase in cash and cash equivalents                                   119,052                 59,873

Cash and cash equivalents, beginning of period                                        94,762                    188
                                                                                    --------                -------

     Cash and cash equivalents, end of period                                       $213,814                $60,061
                                                                                    ========                =======

Noncash operating and financing activities:

      (a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering.

      (b)  Net of $670 held by lenders to fund escrow accounts.

            The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 15 Incorporated ("CPA(R):15") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Note 2.  Organization and Offering:

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

On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200 as the initial shareholder of the Company. An initial offering of the Company's shares which commenced on November 7, 2001 concluded on November 20, 2002, at which time the Company had issued an aggregate of 39,954,941 shares ($399,549). Since December 31, 2002, the Company commenced a second offering (the "Offering") for a maximum of an additional 69,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. As of March 31, 2003, the Company has issued 17,663,181 shares ($176,632) from the Offering. Since March 31, 2003 an additional 11,933,357 shares $119,334 have been issued.

Note 3.  Agreements and Transactions with Related Parties:

The Company's asset and management fees are payable to the Advisor, each of which is 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Preferred Return was met in 2002. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. For the three months ended March 31, 2003 and 2002, the Company incurred asset management fees of $848 and $11, respectively, with performance fees in like amount. For the three months ended March 31, 2003 and 2002, the Company incurred personnel reimbursements of $189 and $0, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed in the three months ended March 31, 2003, current and deferred fees were $4,319 and $3,455, respectively.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company is reimbursing Carey Financial Corporation ("Carey Financial") or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Offering. Total underwriting compensation with respect to the Offering may not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. The total of these costs paid by the Advisor was $15,503 through March 31, 2003, of which the Company has reimbursed $8,827.

Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the three-month periods ended March 31, 2003 and 2002 are as follows:

                                                                   2003              2002
                                                                   ----              ----
Per Statements of Income:
   Rental income                                                  $13,847
   Interest income from direct financing leases                       598

Adjustment:
   Share of leasing revenue applicable to minority
      interest                                                     (1,708)
   Share of leasing revenue from equity investments                 4,246            $256
                                                                  -------            ----
                                                                  $16,983            $256
                                                                  =======            ====

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

For the three-month periods ended March 31, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                              2003         %              2002          %
                                                              ----         -              ----          -
Carrefour France, SA (b)                                    $ 2,520        15
Clear Channel Communications, Inc. (b)                        2,123        13
TruServ Corporation (a)                                       1,805        11
Fleming Companies, Inc.                                       1,377         8
Foster Wheeler, Inc.                                          1,309         8
Starmark Camhood, L.L.C. (a)                                  1,175         7
Medica - France, SA (b)                                         954         6
Meadowbrook Meat Company                                        752         4
Overland Storage, Inc.                                          748         4
Petsmart, Inc. (a)                                              623         4           $   208         81
Tower Automotive, Inc.                                          589         3
Hologic, Inc. (a)                                               505         3
BE Aerospace, Inc.                                              407         2
Racal Instruments, Inc.                                         390         2
Trends Clothing Corp.                                           355         2
Advantis Technologies, Inc.                                     319         2
IntegraColor, Ltd.                                              314         2
Danka Office Imaging Company                                    218         1
Polar Plastics, Inc.                                            140         1
Builders Firstsource, Inc. (a)                                  138         1                48         19
SSG Precision Optronics, Inc.                                   127         1
WNA American Plastics Industries,Inc.                            81         -
Pemstar, Inc.                                                    14         -
                                                            -------       ---           -------        ---
                                                            $16,983       100%          $   256        100%
                                                            =======       ===           =======        ===

      (a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 6).

      (b)  Net of amounts applicable to minority interest.

For the three-month period ended March 31, 2003, lessees were responsible for the direct payment of approximately $776 of real estate taxes on behalf of the Company.

Note 6.  Equity Investments:

The Company owns interests in properties leased to corporations through equity interests in (i) various partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investments objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation; Hologic, Inc. and Starmark Camhood LLC ("Starmark"). The interest in Starmark was purchased in February 2003 and is described in Note 8.

Summarized combined financial information of the equity investees is as follows:

(in thousands)                                                           March 31, 2003         December 31, 2002
                                                                         --------------         -----------------
Assets (primarily real estate)                                              $443,096                 $255,845
Liabilities (primarily mortgage notes payable)                               248,502                  102,022
Partners' and members' equity                                                194,594                  153,823

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                2003                    2002
                                                                                ----                    ----
Revenues (primarily rental revenues)                                          $ 9,492                 $ 2,076
Expenses (primarily interest on mortgages and depreciation)                     5,009                   1,208
                                                                              -------                 -------
Net income                                                                    $ 4,483                 $   868
                                                                              =======                 =======

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 7.  Dividends Payable:

During the quarter ended March 31, 2003, dividends were declared to shareholders of record as of March 28, March 29, and March 31, 2003. Each declaration was for $.05167 per share and was paid in April 2003 ($8,259).

Note 8.  Acquisitions of Real Estate:

      A. On March 28, 2003, the Company purchased land in McCalla, Alabama for $3,813 and entered into construction agency and net lease agreements with Oxford Automotive Alabama, Inc. ("Oxford"). The construction and lease obligations are unconditionally guaranteed by Oxford Automotive, Inc., Oxford's parent company. The total cost of the build-to-suit project is estimated to amount to approximately $15,707. Upon the earlier of completion or March 1, 2004, a lease with an initial term of 15 years will commence followed by options for two ten-year renewal terms. To the extent that all project costs are incurred, annual rent will be $1,575 and will be reduced by 10.5% of amounts that are less than the estimated project cost. The lease provides for rent increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI").

      B. On March 28, 2003, the Company purchased land and buildings in Rochester, Minnesota for $12,565 and entered into a lease agreement with Pemstar, Inc. at an annual rent of $1,278. The lease has an initial term of 20 years with two ten-year renewal options and stated annual rent increases of 2%. In connection with the purchase of the property, the Company obtained $7,500 of limited recourse mortgage financing collateralized by a mortgage and a lease assignment. The loan provides for monthly payments of interest and principal of $55 at an annual interest rate of 6.36% and will fully amortize over 20 years.

      C. On March 20, 2003, the Company purchased land in Miami, Florida for $15,423, including certain capitalized costs, and entered into construction agency and net lease agreements with Transworld Center, Inc. ("Transworld"). The construction and lease obligations are unconditionally guaranteed by nine of its affiliates. The total cost of the build-to-suit project is estimated to amount to approximately $21,000. Upon the earlier of completion or October 31, 2003, a lease with an initial term of 20 years will commence followed by options for two ten-year renewal terms. To the extent that all project costs are incurred, annual rent will be $2,258 and will be reduced by 10.75% of amounts that are less then the estimated project cost. The lease provides for rent increases every two years based on a formula indexed to increases in the CPI.

      D. On February 25, 2003, the Company purchased land and buildings in Mooresville, North Carolina for $15,602 and entered into a lease agreement with Polar Plastics (NC), Inc. ("Polar") at an annual rent of $1,460. The lease obligations are unconditionally guaranteed by Polar Plastics, Inc., Polar's parent company. The lease has an initial term of 20 years with two ten-year renewal options and CPI-based rent increases every three years. In connection with the purchase of the properties, the Company obtained $9,500 of limited recourse mortgage financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $70 at an annual interest rate of 6.32% and will fully amortize over 20 years.

      E. On February 12, 2003, the Company purchased land and buildings in Chattanooga, Tennessee for $6,545 and entered into a master net lease with Waddington North America Business Trust. The lease obligations are unconditionally guaranteed by WNA American Plastic Industries, Inc. The lease has an initial term of 19 years with two ten-year renewal options. Annual rent is $637 with increases every three years based on a formula indexed to the CPI and capped at 3%.

      F. On February 7, 2003, the Company and two affiliates, Corporate Property Associates 12 Incorporated ("CPA(R):12") and Corporate Property Associates 14 Incorporated, through a newly-formed limited liability company with ownership interests of 44%, 15% and 41%, respectively, purchased land and 15 health club facilities for $178,010 and entered into a master net lease with Starmark. The lease obligations of Starmark are jointly and unconditionally guaranteed by seven of its affiliates.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

           The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021.

           In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300 and a mezzanine loan of $20,000. The first mortgage provides for monthly payments of interest and principal of $564 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is payable. The mezzanine loan provides for monthly payments of interest and principal of $277 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

           The limited liability company was granted warrants for Class C Unit interests in Starmark. If exercised, the Unit interests would represent a 5% interest in Starmark as of the date of grant. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit.

      G. On January 28, 2003, the Company purchased land in Birmingham, United Kingdom for $9,038 and entered into a build-to-suit commitment and a net lease with Insulated Structures, Ltd. ("ISL"). The total cost for the ISL facility is estimated to amount to approximately $22,000. Upon completion, a lease with an initial term of 25 years will commence. Annual rent under the lease is L1,033 (approximately $1,650) with annual rent increases of 2%. The Company has obtained a commitment for L9,300 (approximately $14,855) of limited recourse mortgage financing which will bear interest at an annual fixed rate which is to be determined or an annual rate equal to the sum of the London Inter-Bank Offered Rate and 1.1%. The loan will provide for stated principal payments which increase over the twenty-year term of the loan. A balloon payment of L5,600 ($8,950) is payable at maturity.

Note 9.  Gain on Sale of Interest in French Properties:

In December 2002, the Company purchased, in two separate transactions, 13 properties, seven leased to affiliates of Carrefour France, S.A. ("Carrefour") and six leased to S.A. Medica France ("Medica"). The total cost for the properties was Euro 144,094 (approximately $147,294 as of the purchase dates) and was financed with limited recourse mortgage loans of Euro 118,244 (approximately $120,842 as of the purchase dates). On March 12, 2003, the Company sold a 35% interest in the limited liability company that owns the Medica and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on an exchange rate for the Euro of $1.0959) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid the Company, $11,916 and assumed $1,031 of the Company's deferred acquisition fee payable to an affiliate.

The sale was approved by the Company's independent directors as being in the best interests of the Company and was intended to facilitate the Company's ability to raise capital. The continued holding of 100% of the Medica and Carrefour interests would have required the Company to obtain and provide financial information in its 1933 and 1934 Act filings on the lease guarantors that is in accordance with accounting principles generally accepted in the United States of America and this information is not available to the Company.

In connection with the sale of the 35% interests, the Company recognized a gain on sale of $977 of which $672 is attributable to foreign currency gains and $305 is attributable to depreciation for the period from the dates of the initial purchases of the properties through March 12, 2003, the date of the sale of the 35% interest.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 10.  Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective June 1, 2003, and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

Note 11.  Subsequent Events:

      A. On April 29, 2003, the Company purchased six properties in England, Northern Ireland and Ireland for $35,062 (based on the exchange rate for the Great Britain Pound on the date of acquisition) and entered into leases with Qualceram Shires plc ("Qualceram"). The leases have initial terms of 25 years at an annual aggregate rent of $2,759. The leases provide for stated annual increases of 1.75% for the first ten years followed by stated increases of 3% per year compounded every five years thereafter. Qualceram has annual repurchase options at the greater of fair value, as defined in the lease, or the sum of the Company's purchase cost and a specified premium.

           The Company obtained $23,196 of limited recourse mortgage financing collateralized by the Qualceram properties. The loan provides for stated principal installments at an annual interest rate of 6.45%. The loan has a ten-year term at which time a balloon payment is payable.

      B. On April 1, 2003, the Company purchased land and buildings in Yardley, Pennsylvania for $23,979 and entered into a lease agreement with MediMedia USA, Inc. The lease obligations are unconditionally guaranteed by Santemedia Group Holdings SARL. The lease has an initial term of 11 years and eight months followed by renewal options of 10 years, 4.5 years and 5.5 years, and provides for initial annual rent of $2,111 with stated rent increases of 10.41% every five years. In connection with the purchase of the properties, the Company obtained $14,000 of limited recourse mortgage financing collateralized by a mortgage, security agreement and lease assignment. The loan provides for monthly payments of interest and principal of $89 at an annual interest rate of 5.90% and based on a 25-year amortization schedule, and matures in April 2018, at which time a balloon payment is payable.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto as of March 31, 2003 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved. A description of CPA(R):15's objectives, acquisition and financing strategies and factors that may affect future operating results is detailed in Item 1 of the Annual Report on Form 10-K.

CPA(R):15 was formed in 2001 and is currently using the proceeds from its "best efforts" public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. As of March 31, 2003, CPA(R):15 had raised gross proceeds of $399,549 from its first offering which was completed in November 2002, and $176,632 from its second "best efforts" public offering of stock which commenced in 2003. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):15 also negotiates guarantees of the lease obligations from parent companies. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 has also acquired interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures also enter into net leases on a single-tenant basis.

Critical Accounting Policies

CPA(R):15 has adopted certain critical accounting policies that are crucial to an understanding of its financial condition and results of operations. Such policies include, but are not limited to the following:

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):15 assesses its ability to collect rent and other tenant-based receivables and determines an appropriate charge and allowance for uncollectable amounts. Because CPA(R):15's real estate operations have a limited number of lessees, Management believes that it will be necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):15 recognizes a provision for uncollected rents which typically will range between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and measures its allowance for uncollected rents with actual rent arrearages experience and its judgment regarding collectibility of arrearages. In future periods, CPA(R):15 will compare its allowance for uncollected receivables to any arrearages and adjust the percentage applied, based on its actual experience.

Real estate accounted for under the operating method is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. CPA(R):15 considers a build-to-suit project as in service upon the completion of improvements, but no later than a date that is negotiated

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):15 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction.

CPA(R):15 uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):15's investment objective is to hold properties on a long-term basis, holding period assumptions will likely range from five to ten years. In its evaluations, CPA(R):15 will generally obtain market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):15 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):15's properties are leased to single tenants, CPA(R):15 may be more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):15 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R): 15 will perform a review of its estimated residual values of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):15's current estimate of residual value. Currently, there are no lessees that have experienced a change in circumstances that in Management's opinion would require an evaluation of recoverability.

Stated rental revenue is recognized on a straight-line basis, and interest income from direct financing leases is recognized such that CPA(R):15 earns a constant rate of interest on its net investment, over the terms of the respective leases. Unbilled rents receivable represents the amount by which straight-line rental revenue exceeds rents currently billed in accordance with the lease agreements. CPI-based and other contingent-type rents are recognized currently. CPA(R):15 recognizes rental income from sales overrides after the level of sales requiring a rental payment to CPA(R):15 is reached.

CPA(R):15 and certain affiliates are investors in certain real estate ventures. It is anticipated that additional properties will be purchased through real estate ventures. These investments may be held through incorporated or unincorporated jointly-held entities. Substantially all of these investments will represent jointly purchased properties which are net leased to a single tenant and will be structured to provide diversification and reduce concentration of a risk from a single lessee for CPA(R):15 and the affiliate. The placement of an investment in a jointly-held entity requires the approval of CPA(R):15's Independent Directors. All of the jointly held investments will be structured so that CPA(R):15 and the affiliate contribute equity, receive distributions and are allocated profit or loss in amounts that are proportional to their ownership interests. All of the jointly-held investments are subject to contractual agreements. No fees are payable to affiliates under any of the limited partnership and joint venture agreements. The presentation of these jointly held investments and their related results in the accompanying condensed consolidated financial statements is determined based on factors including, but not limited to, controlling interest, significant influence and whether each party has the ability to make independent decisions. Such factors will determine whether such investments are consolidated in the accounts of CPA(R):15 or accounted for under the equity method. Equity method investments are reviewed for impairment in the event of a change in circumstances that is other than temporary. An investment's value is impaired only if Management's estimate of the net realizable value of the impairment is less than the carrying value of the investment. To the extent an impairment loss has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CPA(R):15 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investments in direct financing leases based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):15 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CPA(R):15 leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that CPA(R):15 retains certain risks of ownership regardless of accounting classification.

When assets are identified by Management as held for sale, CPA(R):15 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):15 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell. As of March 31, 2003, no assets are held for sale.

Costs incurred in connection with obtaining mortgages and debt financing are capitalized and amortized over the term of the related debt and included in interest expense. Unamortized financing costs are written off and included in charges for early extinguishment of debt if a loan is retired. Costs incurred in connection with leases are capitalized and amortized over the non-cancelable terms of the related leases, and included in property expense. Unamortized leasing costs are also charged to property expense in the event of an early termination of a lease.

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

Results of Operations

CPA(R):15's net income of $5,492 for the three months ended March 31, 2003 is not comparable with net income of $109 for the three months ended March 31, 2002. CPA(R):15 did not acquire its first substantial real estate interests until February 2002 when it increased its interests in the Petsmart, Inc. and Builders FirstSource, Inc. partnerships. CPA(R):15's assets have increased from approximately $73,097 as of March 31, 2002 to $1,012,882 as of March 31, 2003. During the three months ended March 31, 2003, CPA(R): 15 entered directly into net lease transactions with six tenants, including three build-to-suit transactions, and acquired an equity ownership interest with two affiliates in a limited liability company which net leases properties to Starmark Camhood LLC. CPA(R):15's portfolio as of March 31, 2003 (including the pro rata share of equity investments) are expected to generate, after completion of build-to-suit construction, annual cash flow (contractual rent less property-level mortgage debt service) of approximately $39,089, as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(In thousands)                                                     Annual              Annual          Estimated
Lease Obligor                                                 Contractual Rent      Debt Service       Cash Flow
-------------                                                 ----------------      ------------       ---------
Starmark Camhood L.L.C. (2)                                      $  8,040             $  4,441         $   3,599
TruServ Corporation (2)                                             6,004                2,707             3,297
Clear Channel Communications, Inc. (1)                              6,549                3,467             3,082
Fleming Companies, Inc.                                             5,508                2,507             3,001
Foster Wheeler, Inc.                                                5,231                2,253             2,978
Carrefour France, SA (1)                                            7,154                4,436             2,718
Transworld Center, Inc. (under construction)                        2,275                    -             2,275
Insulated Structures, Ltd. (under construction)                     1,650                    -             1,650
Oxford Automotive, Inc. (under construction)                        1,575                    -             1,575
Meadowbrook Meat Company                                            2,660                1,306             1,354
Tower Automotive, Inc.                                              2,356                1,057             1,299
Rave Reviews Cinemas, L.L.C. (under construction)                   1,286                    -             1,286
Overland Storage, Inc.                                              2,621                1,467             1,154
Petsmart, Inc. (2)                                                  2,179                1,107             1,072
Danka Office Imaging Company                                        1,966                  984               982
Hologic, Inc. (2)                                                   2,020                1,051               969
Medica - France, SA (1)                                             2,707                1,796               911
BE Aerospace, Inc.                                                  1,468                  764               704
IntegraColor, Ltd.                                                  1,257                  564               693
Advantis Technologies, Inc.                                         1,275                  610               665
WNA American Plastics Industries, Inc.                                637                    -               637
Polar Plastics, Inc.                                                1,460                  838               622
Pemstar, Inc.                                                       1,278                  664               614
Racal Instruments, Inc.                                             1,323                  733               590
Trends Clothing Corp.                                               1,420                  851               569
SSG Precision Optronics, Inc.                                         510                    -               510
Builders FirstSource, Inc. (2)                                        554                  271               283
                                                                 --------             --------         ---------
                                                                 $ 72,963             $ 33,874         $  39,089
                                                                 ========             ========         =========

      (1)  Net of minority interest

      (2)  Pro rata share of equity investment

The leases generally have lease terms of 15 to 25 years with the lessees having options for renewal terms. CPA(R):15's properties in France leased to Carrefour and Medica-France have shorter terms (ranging from 7 1/2 to 9 years) with rolling three-year renewal terms which is a customary practice in that market. CPA(R):15 has not hedged the risk of foreign currency fluctuations on the cash flow from its French investments as CPA(R):15 has obtained fixed rate mortgage debt on the properties so that the overall risk of fluctuation is reduced as the currency fluctuations on revenue are partially offset by fluctuations on debt service.

As a result of its acquisition activity in 2002 and 2003, CPA(R):15 reported lease revenues of $14,445 in the three months ended March 31, 2003. Since March 31, 2003, CPA(R): 15 has completed two net lease acquisitions, with MediMedia USA, Inc. and Qualceram Shires plc, as lessees. MediMedia will provide annual lease revenues of $2,111 and annual cash flow of $1,043, net of debt service, and Qualceram Shires will contribute annual lease revenues of approximately $2,759 (based on the current exchange rate for the Great Britain Pound). In April 2003, Fleming Companies, Inc., a lessee of a property in Tulsa, Oklahoma, filed a voluntary petition of bankruptcy. Although Fleming is current in its rent obligation, there is no assurance that will affirm its lease in connection with its reorganization. Annual revenues from the Fleming lease are $5,508.

During the three months ended March 31, 2003, CPA(R):15 recognized interest and other income of $1,428, consisting of $254 of interest income on its uninvested cash and $1,174 of property expense reimbursements received from

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Clear Channel Communications, Inc., the lessee of a property in New York City. The reimbursements are offset by property expenses, and, therefore have no effect on net income. Interest income will decrease as the proceeds of CPA(R):15's offerings are invested in real estate. After CPA(R):15 is fully invested, CPA(R):15 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

Management expects that CPA(R):15's assets will continue to increase substantially over the next several years. As the asset base of the Company increases, lease revenues, general and administrative, property and depreciation expenses will increase, while interest expense will increase as mortgage loans are placed on newly-acquired and existing properties. Property expense for the three months ended March 31, 2003 consists primarily of $1,697 of asset management and performance fees and the aforementioned $1,174 of expenses for the Clear Channel property.

On March 12, 2003, CPA(R):15 sold a 35% interest in the limited liability company that owns the Medica-France and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on the current exchange rate for the Euro) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid CPA(R):15 $11,916 and assumed $1,031 of CPA(R):15's deferred acquisition fee payable to an affiliate. CPA(R):15 recognized a gain on the sale of $977, of which $672 represents a foreign currency gain. CPA(R):15 consolidates its controlling interests in the limited liability company in its consolidated financial statements, and CPA(R):12's interest is recognized as a minority interest.

The sale was approved by CPA(R):15's independent directors as being in the best interests of CPA(R):15 and in order to facilitate CPA(R):15's ability to raise capital. The continued holding of 100% of the Medica-France and Carrefour interests would have required CPA(R):15 to obtain and provide financial information in its 1933 and 1934 Act filings on the lease guarantors that is in accordance with accounting principles generally accepted in the United States of America and this information is not available to CPA(R):15.

Financial Condition

A major objective of CPA(R):15 is to fully invest its funds in real estate in order to generate cash flow from operations and its equity investments sufficient to fund dividends to shareholders at an increasing rate and to pay scheduled mortgage debt service. Cash flows from operations and equity investments of $13,561 were sufficient to pay dividends of $5,789, scheduled mortgage principal payments of $1,209 and distributions to minority partners of $798. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as an investing cash flow. The ability of the equity investees to distribute cash to CPA(R):15 in excess of their income is primarily due to noncash charges for depreciation. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow (lease revenues, net of property-level debt service) from both its directly-owned real estate and its equity investments.

CPA(R):15 used $91,814 to acquire properties net leased to six lessees on a single-tenant basis and to purchase a 44% interest, through a limited liability company owned with two affiliates, in 15 health club facilities leased to Starmark. Since March 31, 2003, CPA(R):15 has used an additional $45,893 to acquire properties leased to MediMedia, Inc. and Qualceram Shires. CPA(R):15 expects to use substantially all of the net proceeds of its offerings, along with limited recourse mortgage debt, to purchase investments in real estate either directly or with affiliates. To the extent that the entire offering is subscribed, acquisition activity can be expected to continue for several years, with total real estate assets exceeding $1,500,000. CPA(R):15 has fully subscribed its initial $400,000 public offering and commenced a second "best efforts" offering for up to $690,000 in 2003. Management believes that a fully invested, diversified portfolio of real estate investments will mitigate the risk of nonpayment of rent from any single lessee. As of May 12, 2003, CPA(R):15 had in excess of $230,000 available for investment, net of $36,056 needed to complete current build-to-suit commitments. CPA(R):15 received a special distribution of $12,460 from an equity investee in connection with the investee's obtaining mortgage financing on its properties.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three months ended March 31, 2003, CPA(R):15 raised $164,047, net of costs, in connection with the current public offering. Since March 31, 2003, CPA(R):15 issued an additional 11,933,357 shares ($119,334). As of March 31, 2003, CPA(R):15 had cash balances of $213,814 of which it intends to use $200,735 to purchase additional investments. CPA(R):15 also received $11,916 from CPA(R):12 in connection with CPA(R):12's purchase of interests in the Medica-France and Carrefour properties. Once CPA(R):15 is fully invested, the Company intends to hold cash balances sufficient to maintain its operations. CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, CPA(R):15 obtained $16,330 of limited recourse mortgage debt. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. Therefore, after CPA(R):15 completes its public offering and fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time.

Off- Balance Sheet Arrangements, Guarantees and Aggregate Contractual
Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of March 31, 2003 is as follows:

(in thousands)                       Total         2003          2004         2005         2006         2007      Thereafter
                                     -----         ----          ----         ----         ----         ----      ----------
Obligations:
  Limited recourse mortgage
     notes payable (1)              $394,309     $ 4,015       $ 6,005      $ 6,578      $ 7,127      $ 7,779     $  362,805
  Notes payable                        3,816       3,816
  Deferred acquisition fees           15,436           -         3,253        3,859        3,859        3,859            606
Commitments:
  Build-to-suit obligations           36,056      33,259         2,797
  Share of minimum rents
     payable under office
     cost-sharing agreement               69          14            20           20           15            -              -
                                    --------     -------       -------      -------      -------      -------     ----------
                                    $449,686     $41,104       $12,075      $10,457      $11,001      $11,638     $  363,411
                                    ========     =======       =======      =======      =======      =======     ==========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):15 adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CPA(R):15's financial statements. CPA(R):15 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003, and did not have a material effect on CPA(R):15's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003, and did not have a material effect on the financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require CPA(R):15 to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on CPA(R):15's financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CPA(R):15's maximum loss exposure is the carrying value of its equity investments. CPA(R):15 has evaluated the impact of this interpretation on its accounting for its investments in unconsolidated joint ventures and it does not expect to consolidate those investments as none of these investments will be classified as VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component,
(3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (in thousands)

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary market risk to which CPA(R):15 is exposed is interest rate risk and foreign currency exchange risk.

The value of CPA(R):15's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect CPA(R):15's ability to refinance its debt when balloon payments are scheduled.

All of CPA(R):15's long-term debt of $394,309 bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2003 ranged from 5.52% to 7.98%.

                         2003       2004       2005        2006         2007      Thereafter       Total       Fair Value
                         ----       ----       ----        ----         ----      ----------       -----       ----------
Fixed rate debt         $4,015     $6,005     $6,578      $7,127       $7,779      $362,805       $394,309      $386,438
Average interest
   rate                   6.01%      6.00%      6.00%       5.99%        5.98%         6.10%

CPA(R):15 has foreign operations. Accordingly, CPA(R):15 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):15's financial position. While CPA(R):15 does not expect exchange rate movements to have a significant effect on its results of operations, it recognized $672 of foreign currency gains from the sale gain of partial interests in properties in France. To date CPA(R):15 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's initial offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows as of March 31, 2003:

Shares registered:                                                          40,000,000

Aggregate price of offering amount registered:                            $400,000,000

Shares sold:                                                                39,954,941

Aggregated offering price of amount sold:                                 $399,549,410

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:              $  4,498,640

Direct or indirect payments to others:                                    $ 40,080,898

Net offering proceeds to the issuer after deducting expenses:             $354,969,872

Purchases of real estate and equity investments:                          $319,555,888

Temporary investments in cash and cash equivalents:                       $ 35,413,984

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced March 19, 2003 (File #333-100525) is as follows as of March 31, 2003:

Shares registered:                                                          69,000,000

Aggregate price of offering amount registered:                            $690,000,000

Shares sold:                                                                17,663,181

Aggregated offering price of amount sold:                                 $176,631,810

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:              $  2,225,187

Direct or indirect payments to others:                                    $ 10,356,071

Net offering proceeds to the issuer after deducting expenses:             $164,050,552

Purchases of real estate and equity investments:                                     -

Temporary investments in cash and cash equivalents:                       $164,050,552

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  99.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  During the quarter ended March 31, 2003, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

  5/13 /2003                             By: /s/ John J. Park
  ----------                                 -----------------------------------
    Date                                         John J. Park
                                                 Managing Director and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

  5/13/2003                              By: /s/ Claude Fernandez
  ---------                                      -------------------------------
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

4. The Registrant's other certifying officer and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

5. The Registrant's other certifying officer and we have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and we have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   5/13/2003                              Date   5/13/2003

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

Date 5/13/2003

     /s/ John J. Park
     ---------------------------

     John J. Park
     Chief Financial Officer