Form 10-Q
period 2003-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2003-08-11
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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

         CPA(R):15 has no active market for common stock at August 11, 2003.

         CPA(R):15 has 96,888,421 shares of common stock, $.001 par value outstanding at August 11, 2003.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                    Page No.
                                                                                                    --------
PART I

Item 1. -      Financial Information*

               Condensed Consolidated Balance Sheets, as of June 30, 2003
               and December 31, 2002                                                                     2

               Condensed Consolidated Statements of Income for the three and six months
               ended June 30, 2003 and 2002                                                              3

               Condensed Consolidated Statements of Comprehensive Income for the three and
               six months ended June 30, 2003 and 2002                                                   3

               Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2003 and 2002                                                              4

               Notes to Condensed Consolidated Financial Statements                                   5-11

Item 2. -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                   12-19

Item 3. -      Quantitative and Qualitative Disclosures about Market Risk                               20

Item 4. -      Controls and Procedures                                                                  20

PART II -      Other Information

Item 2(d). -   Use of Proceeds of Registered Offering                                                   21

Item 4. -      Submission of Matters to a Vote of Security Holders                                      22

Item 6. -      Exhibits and Reports on Form 8-K                                                         22

Signatures                                                                                              23

Certifications                                                                                       24-25

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                 June 30, 2003          December 31, 2002
                                                                                 -------------          -----------------
                                                                                  (Unaudited)                 (Note)
                                                                                  -----------                 ------
            ASSETS:

Land and buildings, net of accumulated depreciation of $8,598 and
   $2,323 at June 30, 2003 and December 31, 2002                                  $  632,665                 $557,198
Net investment in direct financing leases                                             68,510                   21,093
Real estate under construction                                                        51,363                   20,061
Equity investments                                                                    83,824                   75,606
Cash and cash equivalents                                                            392,242                   94,762
Other assets                                                                          50,768                   37,578
                                                                                  ----------                 --------
     Total assets                                                                 $1,279,372                 $806,298
                                                                                  ==========                 ========

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $  414,611                 $374,787
Notes payable                                                                          4,043                    3,705
Accrued interest                                                                       1,964                      991
Due to affiliates                                                                      9,740                    7,622
Accounts payable and accrued expenses                                                  9,759                    5,910
Prepaid rental income and security deposits                                           22,406                   15,494
Deferred acquisition fees payable to affiliate                                        16,620                   13,012
Dividends payable                                                                     11,217                    5,789
                                                                                  ----------                 --------
        Total liabilities                                                            490,360                  427,310
                                                                                  ----------                 --------

Minority interest                                                                     41,715                   28,193
                                                                                  ----------                 --------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding, 83,777,930 and 39,966,488 at June 30, 2003 and
    December 31, 2002                                                                     84                       40
Additional paid-in capital                                                           757,147                  355,964
Dividend in excess of accumulated earnings                                           (14,641)                  (6,270)
Accumulated other comprehensive income                                                 4,707                    1,061
                                                                                  ----------                 --------
        Total shareholders' equity                                                   747,297                  350,795
                                                                                  ----------                 --------
        Total liabilities, minority interest and shareholders' equity             $1,279,372                 $806,298
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

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                  ----------------------------   ----------------------------
                                                      2003            2002           2003            2002
                                                      ----            ----           ----            ----
Revenues:
   Rental income                                  $     14,988    $        635   $     28,835    $        635
   Interest income from direct financing
      leases                                             1,449             167          2,047             167
   Interest and other income                             1,030             380          2,458             497
                                                  ------------    ------------   ------------    ------------
                                                        17,467           1,182         33,340           1,299
                                                  ------------    ------------   ------------    ------------
Expenses:
   Interest                                              5,828             254         11,257             257
   Depreciation                                          3,226             170          6,194             170
   General and administrative                            1,769             190          3,037             286
   Property expenses                                     2,238             145          5,234             167
                                                  ------------    ------------   ------------    ------------
                                                        13,061             759         25,722             880
                                                  ------------    ------------   ------------    ------------

   Income before minority interest, equity
      investments and gain on sale                       4,406             423          7,618             419

Minority interest in income                               (930)              -         (1,695)              -
Income from equity investments                           2,171             316          4,239             429
                                                  ------------    ------------   ------------    ------------

   Income before gain on sale                            5,647             739         10,162             848

Gain on sale                                               (16)              -            961               -
                                                  ------------    ------------   ------------    ------------

       Net income                                 $      5,631    $        739   $     11,123    $        848
                                                  ============    ============   ============    ============

Basic and diluted earnings per share              $        .08    $        .06   $        .20    $        .11
                                                  ============    ============   ============    ============

Weighted average shares outstanding -
   basic and diluted                                71,787,190      12,593,382     56,369,086       7,926,966
                                                  ============    ============   ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                     Three Months Ended June 30,      Six Months Ended June 30,
                                                     ---------------------------      -------------------------
                                                         2003          2002              2003           2002
                                                         ----          ----              ----           ----
Net income                                              $ 5,631       $   739           $11,123       $   848
                                                        -------       -------           -------       -------

Other comprehensive income:
   Change in foreign currency translation
      adjustment                                          3,447             -             3,646             -
                                                        -------       -------           -------       -------

Other comprehensive income                                3,447             -             3,646             -
                                                        -------       -------           -------       -------

   Comprehensive income                                 $ 9,078       $   739           $14,769       $   848
                                                        =======       =======           =======       =======

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                   2003         2002
                                                                                   ----         ----
Cash flows from operating activities:
  Net income                                                                     $  11,123    $     848
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization of financing costs                               6,280          170
      Equity income in excess of distributions received                               (985)          (6)
      Straight-line rent adjustments                                                (2,291)         (20)
      Gain on sale                                                                    (961)           -
      Fees paid to affiliate by issuance of stock                                    1,268            -
      Minority interest in income                                                    1,695            -
      Increase in other assets (a)                                                  (1,259)        (363)
      Increase in accrued interest                                                     954           80
      Increase in accounts payable and accrued expenses                              2,389           74
      Increase in due to affiliates (a)                                              1,020          125
      Increase in prepaid rent and security deposits                                 4,747          841
                                                                                 ---------    ---------
         Net cash provided by operating activities                                  23,980        1,749
                                                                                 ---------    ---------

Cash flows from investing activities:
  Distributions from operations of equity investments in excess of
      equity income                                                                    282          327
  Distributions of mortgage financing from equity investees                         24,162            -
  Acquisitions of real estate and equity investments and other
      capitalized costs                                                           (169,875)    (122,531)
  VAT taxes paid and recoverable in connection with purchases of real
      estate                                                                        (5,018)           -
                                                                                 ---------    ---------
         Net cash used in investing activities                                    (150,449)    (122,204)
                                                                                 ---------    ---------

Cash flows from financing activities:
  Proceeds from issuance of stock, net of costs of raising capital                 399,959      154,876
  Dividends paid                                                                   (14,066)        (484)
  Proceeds from mortgages (b)                                                       30,330       39,492
  Mortgage principal payments                                                       (2,401)          (5)
  Deferred financing costs and mortgage deposits, net of
      deposits refunded                                                             (1,205)         (97)
  Capital contributions from minority partner                                       11,916            -
  Distributions paid to minority partners                                           (1,281)           -
                                                                                 ---------    ---------
         Net cash provided by financing activities                                 423,252      193,782
                                                                                 ---------    ---------

  Effect of exchange rate changes on cash                                              697            -
                                                                                 ---------    ---------

         Net increase in cash and cash equivalents                                 297,480       73,327

Cash and cash equivalents, beginning of period                                      94,762          188
                                                                                 ---------    ---------

     Cash and cash equivalents, end of period                                    $ 392,242    $  73,515
                                                                                 =========    =========

Noncash operating and financing activities:

(a) Increases in due to affiliates and other assets excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering.

(b) Net of $639 held by lenders to fund escrow accounts during the six months ended June 30, 2003.

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 15 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200 as the initial shareholder of the Company. An initial offering of the Company's shares which commenced on November 7, 2001 concluded on November 20, 2002, at which time the Company had issued an aggregate of 39,954,941 shares ($399,549). Since December 31, 2002, the Company commenced a second offering (the "Offering") for a maximum of an additional 69,000,000 shares of common stock. The shares are being offered to the public on a "best efforts" basis at a price of $10 per share. As of June 30, 2003, the Company has issued 43,529,314 shares ($435,293) from the Offering. Since June 30, 2003 an additional 12,981,020 shares ($129,810) have been issued. The Company completed sales for the second offering on August 7, 2003.

Note 3. Agreements and Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor, Carey Asset Management Corp, a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $955 and $70 for the three months ended June 30, 2003 and 2002, respectively, and $1,803 and $81 for the six months ended June 30, 2003 and 2002, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $247 and $49 for the three months ended June 30, 2003 and 2002, respectively, and $437 and $49 for the six months ended June 30, 2003 and 2002, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed during the six months ended June 30, 2003, current and deferred fees were $5,799 and $4,639, respectively. Subject to the Preferred Return, the initial installment of deferred fees will be paid in January 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4. Commitments and Contingencies:

The Company is liable for certain expenses of the Offering described in the Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the Offering. The Company is reimbursing Carey Financial Corporation ("Carey Financial") or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the Offering. Total underwriting compensation with respect to the Offering may not exceed 10% of gross proceeds of the Offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of the offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of the Offering. The total costs paid by the Advisor were $19,984 through June 30, 2003, of which the Company has reimbursed $12,071. Unpaid costs are included in due to affiliates in the accompanying condensed consolidated financial statements.

Note 5. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the six-month periods ended June 30, 2003 and 2002 are as follows:

                                              2003        2002
                                              ----        ----
Per Statements of Income:
   Rental income from operating leases      $ 28,835    $    635
   Interest from direct financing leases       2,047         167

Adjustment:
   Share of leasing revenue applicable to
      minority interest                       (5,546)          -
   Share of leasing revenue from equity
      investments                              9,328       1,017
                                            --------    --------
                                            $ 34,664    $  1,819
                                            ========    ========

For the six-month periods ended June 30, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                            2003           %               2002        %
                                                            ----           -               ----        -
Clear Channel Communications, Inc. (b)                     $ 4,245        12%
Carrefour France, SA (b)                                     3,660        11
TruServ Corporation (a)                                      3,611        10
Starmark Camhood, L.L.C. (a)                                 3,184         9
Fleming Companies, Inc.                                      2,754         8              $   46       2%
Foster Wheeler, Inc.                                         2,620         8
Meadowbrook Meat Company                                     1,504         4
Overland Storage, Inc.                                       1,496         4
Medica - France, SA (b)                                      1,385         4
Petsmart, Inc. (a)                                           1,246         4                 830      46
Tower Automotive, Inc.                                       1,178         3                 524      29
Hologic, Inc. (a)                                            1,010         3
BE Aerospace, Inc.                                             813         2
Racal Instruments, Inc.                                        782         2                 160       9
Trends Clothing Corp.                                          710         2
Advantis Technologies, Inc.                                    638         2                  14       1
IntegraColor, Ltd.                                             628         2                  58       3
MediMedia USA, Inc.                                            584         2
Qualceram Shires plc                                           526         2

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Polar Plastics, Inc.                                           505         1
Danka Office Imaging Company                                   436         1
Pemstar, Inc.                                                  376         1
Builders Firstsource, Inc. (a)                                 277         1                 187      10
SSG Precision Optronics, Inc.                                  255         1
WNA American Plastics Industries,Inc.                          241         1                   -       -
                                                           -------       ---              ------     ---
                                                           $34,664       100%             $1,819     100%
                                                           =======       ===              ======     ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 6).

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's minority interest.

For the six-month period ended June 30, 2003, lessees were responsible for the direct payment of approximately $1,871 of real estate taxes on behalf of the Company.

Note 6. Equity Investments:

The Company owns interests in single-tenant net leased properties through equity interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investments objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation; Hologic, Inc. and Starmark Camhood LLC ("Starmark"). The interest in Starmark was purchased in February 2003.

Summarized combined financial information of the equity investees is as follows:

(in thousands)                                                       June 30, 2003           December 31, 2002
                                                                     -------------           -----------------
Assets (primarily real estate)                                          $451,092                  $255,845
Liabilities (primarily mortgage notes payable)                           266,563                   102,022
Partners' and members' equity                                            184,529                   153,823

                                                                             Six Months Ended June 30,
                                                                        ----------------------------------
                                                                          2003                      2002
                                                                        ---------                  -------
Revenues (primarily rental revenues)                                    $ 20,889                   $ 4,856
Expenses (primarily interest on mortgages and depreciation)              (11,570)                   (2,802)
                                                                        --------                   -------
Net income                                                              $  9,319                   $ 2,054
                                                                        ========                   =======

Note 7. Dividends Payable:

A dividend of $0.001717 per share per day in the period from April 1, 2003 through June 30, 2003 was declared in June 2003 and paid in July 2003 ($11,217).

Note 8. Acquisitions of Real Estate:

During the six-month period ended June 30, 2003, the Company acquired properties and real estate investments, all of which were previously described in the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003. A summary of the properties and investments acquired is as follows:

                                                                                    Original     Annual
                                                                      Initial       Mortgage      Debt
   Lease Obligor:                   Cost           Location         Annual Rent     Financing    Service         Date Acquired
   --------------                   ----           --------         -----------     ---------    -------         -------------
Qualceram Shires plc               $35,062     England,               $2,759              -           -         April 29, 2003
                                               Northern Ireland
                                               and Ireland
MediMedia USA, Inc.                 23,979     Yardley, PA              2,111         14,000       1,068         April 1, 2003
Oxford Automotive
    Alabama, Inc.                   15,707     McCalla, AL              1,575              -           - (a)     March 28, 2003

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                                      Initial        Original     Annual
                                                                      Annual         Mortgage      Debt
     Lease Obligor;                  Cost        Location              Rent         Financing     Service         Date Acquired
     --------------                  ----        --------              ----         ---------     -------         -------------
Pemstar, Inc.                       12,565     Rochester, MN            1,278          7,500      $  664         March 28, 2003
Transworld Center, Inc.             21,000     Miami, FL                2,258              -           - (b)     March 20, 2003
Polar Plastics (NC), Inc.           15,602     Mooresville, NC          1,460          9,500         838         February 25, 2003
Waddington North America             6,545     Chattanooga, TN            637              -           -         February 12, 2003
    Business Trust

Starmark Camhood LLC                78,324     15 health club           8,040         47,652       4,441 (c)     February 7, 2003
                                               facilities
Insulated Structures, Ltd.          22,021     Birmingham, UK           1,698              -           - (d)     January 28, 2003

(a)  Build-to-suit commitment; lease scheduled to commence in March 2004.

(b)  Build-to-suit commitment; lease scheduled to commence in October 2003.

(c) Accounted for as an equity investment; amounts are pro rata representing the Company's 44% ownership interest.

(d) Build-to-suit commitment; lease scheduled to commence in October 2003. Amounts shown are based on the exchange rate for the Great British Pound as of the date of acquisition (L1 = $1.64330). The Company has obtained a commitment for a limited recourse mortgage loan which will provide $15,283 of financing.

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

The sale was approved by the Company's independent directors as being in the best interests of the Company and was intended to facilitate the Company's ability to raise capital. The continued holding of 100% of the Medica and Carrefour interests would have required the Company to obtain and provide financial information in its 1933 and 1934 Act filings on the lease guarantors that is in accordance with accounting principles generally accepted in the United States of America. This information is not available to the Company.

In connection with the sale of the 35% interests, the Company recognized a gain on sale of $961 of which $672 is attributable to foreign currency gains, as a result of changes in rates from the dates of the initial purchases of the properties, $305 is attributable to depreciation for the period from the dates of the initial purchases of the properties through March 12, 2003, the date of the sale of the 35% interest, and $16 is attributable to costs incurred in connection with completing the sale.

Note 10.  Accounting Pronouncements:

In June 2001, FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 was issued to establish standards for the recognition and measurement of an asset retirement obligation. SFAS No. 143 requires retirement obligations associated with tangible long-lived assets to be recognized at fair value as the liability is incurred with a corresponding increase in the carrying amount of the related long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS No. 143 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. The Company adopted this Statement effective January 1, 2003 and the adoption did not have a material effect on the Company's financial statements. The Company will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. SFAS No. 146 was adopted on January 1, 2003 and did not have a material effect on the Company's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions" which amends SFAS No. 72, SFAS No. 144 and FASB Interpretation No.
9. SFAS No. 147 provides guidance on the accounting for the acquisitions of certain financial institutions and includes long-term customer relationships as intangible assets within the scope of SFAS No. 144. SFAS No. 147 was adopted on January 1, 2003 and did not have a material effect on the financial statements.

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact this will have on the financial statements.

Note 11. Subsequent Events:

     A.  Lillian Vernon

         On July 2, 2003, the Company purchased land and buildings in Virginia Beach, Virginia for $38,743 and entered into a net lease with Lillian Vernon Corporation. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an annual rent of $3,848 with increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI").

     B.  Qualserv, Corporation

         On July 31, 2003, the Company purchased land and buildings in Fort Smith Arkansas for $6,492 and entered into a net lease with Qualserv, Corporation. The lease has an initial term of 15 years followed by two seven-year renewal options and provides for an annual rent of $666.5 with increases every three years based on a formula indexed to increases in the CPI.

     C.  Grande Communications Networks, Inc.

         On August 7, 2003, the Company purchased land and buildings in Corpus Christi; Odessa; San Marcos and Waco, Texas for $13,822 and entered into a net lease with Grande Communications Networks, Inc. The lease has an initial term of 20 years followed by four five-year renewal options and provides for an annual rent of $1,379 with annual increases based on a formula indexed to increases in the CPI, capped at 3%.

     D.  Galyan's Trading Company

         On August 8, 2003, the Company purchased buildings in Cheektowaga, New York and Greenwood, Indiana for $12,665 and entered into net leases with Galyan's Trading Company, Inc. ("Galyan's"). The leases have lease terms through January 31, 2024 with five five-year renewal options. The leases provide for an aggregate rent of $1,283 with rent increases every five years based on a formula indexed to increases in the CPI, with each rent increase capped at 10%.

         The Company also entered into a construction agency agreement with Galyan's for a property in Freehold, New Jersey. The total cost will not exceed $9,424 and an initial lease term of 20 years will commence when the building has been completed but no later than November 5, 2004. If the entire project costs are used, initial annual rent will be $967.5. The lease provides for six five-year renewal terms and rent

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

         increases every five years based on a formula indexed to increases in the CPI, with each rent increase capped at 10%.

         In connection with acquiring the Cheektowaga and Greenwood properties, the Company obtained $8,200 of limited recourse mortgage financing. The loans provide for aggregate monthly payments of principal and interest of $63 at an annual interest rate of 6.95% based on a 20-year amortization schedule. The loans mature on September 1, 2023 at which time they will fully amortize.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto as of June 30, 2003 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved. A description of CPA(R):15's objectives, acquisition and financing strategies and factors that may affect future operating results is detailed in Item 1 of the Annual Report on Form 10-K.

CPA(R):15 was formed in 2001 and is currently using the proceeds from its "best efforts" public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. As of June 30, 2003, CPA(R):15 had raised gross proceeds of $399,549 from its first offering which was completed in November 2002, and $438,230 from its second "best efforts" public offering of stock which commenced in 2003. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):15 also negotiates guarantees of the lease obligations from parent companies. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 has also acquired interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures also enter into net leases on a single-tenant basis.

Critical Accounting Policies

CPA(R):15 has adopted certain critical accounting policies that are crucial to an understanding of its financial condition and results of operations. Such policies include, but are not limited to the following:

The preparation of financial statements requires that Management make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses. For instance, CPA(R):15 assesses its ability to collect rent and other tenant-based receivables and determines an appropriate charge and allowance for uncollectable amounts. Because CPA(R):15's real estate operations have a limited number of lessees, Management believes that it will be necessary to evaluate specific situations rather than solely use statistical methods. CPA(R):15 recognizes a provision for uncollected rents which typically will range between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and measures its allowance for uncollected rents with actual rent arrearages experience and its judgment regarding collectibility of arrearages. CPA(R):15 compares its allowance for uncollected receivables to any arrearages and adjusts the percentage applied, based on its actual experience.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

CPA(R):15 uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, Management performs projections of undiscounted cash flows, and if such cash flows are insufficient, the assets will be adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rent, residual value and holding period. As CPA(R):15's investment objective is to hold properties on a long-term basis, holding period assumptions will likely range from five to ten years. In its evaluations, CPA(R):15 generally obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. CPA(R):15 considers the likelihood of possible outcomes in determining the best estimate of future cash flows. Because CPA(R):15's properties are leased to single tenants, CPA(R):15 may be more likely to incur significant writedowns when circumstances deteriorate because of the possibility that a property will be vacated in its entirety. This makes the risks faced by CPA(R):15 different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset. For its direct financing leases, CPA(R): 15 will perform a review of its estimated residual values of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):15's current estimate of residual value.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

are retained by the lessor or transferred to the lessee. Management believes that CPA(R):15 retains certain risks of ownership regardless of accounting classification.

When assets are identified by Management as held for sale, CPA(R):15 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):15 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell. As of June 30, 2003, no assets are held for sale.

CPA(R):15 consolidates its foreign subsidiaries. To the extent that these investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for the Company to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assts and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment and are (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Results of Operations

Between December 31, 2002 and June 30, 2003, CPA(R):15 invested approximately $170,000 in real estate. CPA(R):15's asset base has increased from approximately $806,298 at December 31, 2002 to $1,279,372 at June 30, 2003. As of August 7,
2003, CPA(R):15 has approximately $423,145 of cash available for investment. Accordingly, the asset base is projected to continue to increase until the available cash is deployed fully in real estate. As a result of the on-going acquisition activity, the results of operations for the three-month and six-month periods ended June 30, 2003 are not directly comparable to the results for the three and six-month periods ended June 30, 2002 and are not expected to be indicative of future operating results.

As a result of its acquisition activity in 2002 and 2003, CPA(R):15's net income of $5,631 and $11,123 for the three-month and the six-month periods ended June 30, 2003 is not directly comparable with net income of $739 and $848 for the three-month and six-month periods ended June 30, 2002. During the six months ended June 30, 2003, CPA(R): 15 entered directly into net lease transactions with eight tenants, including three build-to-suit transactions, and acquired an equity ownership interest with two affiliates in a limited liability company which net leases properties to Starmark Camhood LLC. CPA(R):15's portfolio as of June 30, 2003 (including the pro rata share of equity investments) is expected to generate, after completion of build-to-suit construction projects, annual cash flow (contractual rent less property-level mortgage debt service) of approximately $43,443, as follows:

           (In thousands)                                     Annual           Annual      Estimated   % of Estimated
           Lease Obligor                                 Contractual Rent   Debt Service   Cash Flow      Cash Flow
           -------------                                 ----------------   ------------   ---------      ---------
Starmark Camhood L.L.C. (2)                                  $  8,040          $ 4,441     $   3,599           8%
TruServ Corporation (2)                                         6,004            2,707         3,297           8
Clear Channel Communications, Inc. (1)                          6,549            3,467         3,082           7
Qualceram Shires plc                                            3,045                -         3,045           7
Fleming Companies, Inc.                                         5,508            2,507         3,001           7
Foster Wheeler, Inc.                                            5,231            2,253         2,978           7
Carrefour France, SA (1)                                        7,577            4,698         2,879           7
Transworld Center, Inc. (under construction)                    2,275                -         2,275           5
Insulated Structures, Ltd. (under construction)                 1,705                -         1,705           4
Oxford Automotive, Inc. (under construction)                    1,575                -         1,575           4
Meadowbrook Meat Company                                        2,660            1,306         1,354           3
Tower Automotive, Inc.                                          2,356            1,057         1,299           3
Rave Reviews Cinemas, L.L.C. (under construction)               1,286                -         1,286           3
Overland Storage, Inc.                                          2,621            1,467         1,154           3
Petsmart, Inc. (2)                                              2,179            1,107         1,072           2
MediMedia USA, Inc.                                             2,111            1,072         1,039           2
Danka Office Imaging Company                                    1,966              984           982           2
Hologic, Inc. (2)                                               2,020            1,051           969           2
Medica - France, SA (1)                                         2,867            1,902           965           2
BE Aerospace, Inc.                                              1,468              764           704           2
IntegraColor, Ltd.                                              1,257              564           693           2
Advantis Technologies, Inc.                                     1,275              610           665           2
WNA American Plastics Industries, Inc.                            637                -           637           2
Polar Plastics, Inc.                                            1,460              838           622           1
Pemstar, Inc.                                                   1,278              664           614           1
Racal Instruments, Inc.                                         1,323              733           590           1
Trends Clothing Corp.                                           1,420              851           569           1
SSG Precision Optronics, Inc.                                     510                -           510           1
Builders FirstSource, Inc. (2)                                    554              271           283           1
                                                             --------          -------     ---------         ---
                                                             $ 78,757          $35,314     $  43,443         100%
                                                             ========          =======     =========         ===

(1)  Net of minority interest

(2)  Pro rata share of equity investment

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

The leases generally have lease terms of 15 to 25 years with the lessees having options for renewal terms. CPA(R):15's properties in France leased to Carrefour and Medica-France have shorter terms (ranging from 7 1/2 to 9 years) with rolling three-year renewal terms which is a customary practice in that market. CPA(R):15 has not hedged the risk of foreign currency fluctuations on the cash flow from its French investments but CPA(R):15 has reduced the risk from fluctuations by obtaining fixed rate mortgage debt on the properties in the functional currency.

Since June 30, 2003, CPA(R): 15 has completed net lease acquisitions, with Lillian Vernon Corporation, Galyan's Trading Company, Inc., Grande Communications Networks, Inc. and Qualserv Corporation as lessees. Annual rent from these leases is $7,177. In April 2003, Fleming Companies, Inc., a lessee of a property in Tulsa, Oklahoma, filed a voluntary petition of bankruptcy. Although Fleming is current in its rent obligation, there is no assurance that it will affirm its lease in connection with its reorganization. Annual lease revenues and cash flow from the Fleming lease are $5,508 and $3,001, respectively. In the event that the Fleming lease is terminated, CPA(R):15 believes the prospects of re-leasing the property are favorable.

During the three-month and the six-month periods ended June 30, 2003, CPA(R):15 recognized interest and other income of $1,030 and $2,458, respectively, consisting of $828 and $1,082 of interest income on its uninvested cash and $202 and $1,376 of property expense reimbursements received from lessees. The reimbursements are used to pay property expenses that a lessee generally incurs under a net lease, and, the reimbursements, net of the expenses, have no effect on net income. Interest income will decrease as the proceeds of CPA(R):15's offerings are invested in real estate. After CPA(R):15 is fully invested, CPA(R):15 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

Property expense for the three-month and the six-month periods ended June 30, 2003 consists primarily of $1,910 and $3,606 of asset management and performance fees and $202 and $1,376 of expenses which have been reimbursed by lessees. Asset management and performance fees are based on CPA(R):15's assets invested in real estate and have increased solely as a result of the increase in the asset base. CPA(R):15's asset base will continue to increase as it invests its cash from its offerings.

On March 12, 2003, CPA(R):15 sold a 35% interest in the limited liability company that owns the Medica-France and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on the current exchange rate for the Euro) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid CPA(R):15 $11,916 and assumed $1,031 of CPA(R):15's deferred acquisition fee payable to an affiliate. CPA(R):15 recognized a gain on the sale of $961, of which $672 represents a foreign currency gain. CPA(R):15 consolidates its controlling interests in the limited liability company in its consolidated financial statements, and CPA(R):12's interest is recognized as a minority interest. The sale was approved by CPA(R):15's independent directors as being in the best interests of CPA(R):15 and in order to facilitate CPA(R):15's ability to raise capital. The continued holding of 100% of the Medica-France and Carrefour interests would have required CPA(R):15 to obtain and provide financial information in its 1933 and 1934 Act filings on the lease guarantors that is in accordance with accounting principles generally accepted in the United States of America. This information is not available to CPA(R):15.

CPA(R):15 completed sales of its second offering of shares of common stock as of August 7, 2003, at which time the gross amount raised from the two offerings aggregated approximately $1,000,000. CPA(R):15 is continuing to use the proceeds of the offerings to make investments in net lease real estate. Management expects that CPA(R):15's assets will continue to increase substantially over the next several years. As the asset base of the Company increases, lease revenues, general and administrative, property and depreciation expenses will increase, while interest expense will increase as mortgage loans are placed on newly-acquired and existing properties.

Financial Condition

A major objective of CPA(R):15 is to fully invest its funds in real estate in order to generate cash flow from operations and its equity investments sufficient to fund dividends to shareholders at an increasing rate, pay scheduled principal installments and pay distributions to minority partners in certain consolidated entities. Cash flows from operations and equity investments of $24,262 were sufficient to pay dividends of $14,066, scheduled mortgage principal

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

payments of $2,401 and distributions to minority partners of $1,281. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as an investing cash flow. The ability of the equity investees to distribute cash to CPA(R):15 in excess of their income is primarily due to noncash charges for depreciation. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow (lease revenues, net of property-level debt service) from both its directly-owned real estate and its equity investments.

CPA(R):15 used $169,875 to acquire properties net leased to eight lessees on a single-tenant basis and to purchase a 44% interest, through a limited liability company owned with two affiliates, in 15 health club facilities leased to Starmark. Since June 30, 2003, CPA(R):15 has used an additional $70,288 to acquire properties leased to Lillian Vernon Corporation, Galyan's, Grande Communications Networks and Qualserv. CPA(R):15 obtained $8,200 of mortgage financing on the Galyan's properties and is likely to seek mortgage financing on the other newly-acquired properties. CPA(R):15 expects to use substantially all of the net proceeds of its offerings, along with limited recourse mortgage debt, to purchase investments in real estate either directly or with affiliates. Acquisition activity can be expected to continue for at least one more year, with total real estate assets expected to range from $1,500,000 to $2,000,000. Management believes that a fully invested, diversified portfolio of real estate investments will mitigate the risk of nonpayment of rent from any single lessee. As of August 7, 2003 $14,106 was committed to complete build-to-suit projects. During the six months ended June 30, 2003, CPA(R):15 received special distributions of $24,162 from equity investees in connection with the investees' obtaining mortgage financing on their properties.

During the six months ended June 30, 2003, CPA(R):15 raised $399,959, net of costs, in connection with the its recently completed offering. Since June 30, 2003, CPA(R):15 issued an additional 12,981,020 shares ($129,810). CPA(R):15 also received $11,916 from CPA(R):12 in connection with CPA(R):12's purchase of minority interests in the Medica-France and Carrefour properties. After CPA(R):15 is fully invested, the Company intends to hold cash balances sufficient to maintain its operations. CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, during the six months ended June 30, 2003, CPA(R):15 obtained $30,330 of limited recourse mortgage debt. Currently, all of CPA(R):15's mortgage debt bears interest at fixed rates with no loans maturing before May 2012. CPA(R):15 has benefited from historically low interest rates. As it continues to place mortgage debt on its properties, it may be subject to increases in interest rates. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit the exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. Therefore, after CPA(R):15 completes its public offering and fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time.

CPA(R):15 is investing its available uninvested cash in money market instruments. The spread between short-term rates on money market instruments and rates of return on real estate investments has increased significantly, primarily as the result of low money market interest rates. A significant portion of CPA(R):15's cash balances represent funds to be invested in real estate. If the use of these cash balances are not invested in real estate over the next several months, there is a risk that cash flow from operations and equity investments will not meet Management's projections. Management believes that any deficit would be short term and will ultimately be eliminated after available cash is fully deployed in diversified real estate portfolios.

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of June 30, 2003 is as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

(in thousands)                      Total       2003       2004       2005       2006       2007     Thereafter
                                    -----       ----       ----       ----       ----       ----     ----------
Obligations:
  Limited recourse mortgage
     notes payable (1)            $ 414,611   $  3,041   $  6,405   $  7,013   $  7,598   $  8,289   $  382,265
  Notes payable                       4,043      4,043          -          -          -          -            -
  Deferred acquisition fees          16,620          -      3,253      4,155      4,155      4,155          902
Commitments:
  Build-to-suit obligations          21,492     18,891      2,601
  Share of minimum rents
     payable under office
     cost-sharing agreement             334         51        103        103         77          -            -
                                  ---------   --------   --------   --------   --------   --------   ----------
                                  $ 457,100   $ 26,026   $ 12,362   $ 11,271   $ 11,830   $ 12,444   $  383,167
                                  =========   ========   ========   ========   ========   ========   ==========

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):15 adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CPA(R):15's financial statements. CPA(R):15 will no longer classify gains and losses for the extinguishment of debt as extraordinary items and will adjust comparative periods presented. CPA(R):15 adopted this Statement effective January 1, 2003 and it did not have a material effect on CPA(R):15's financial statements.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. CPA(R):15's maximum loss exposure is the carrying value of its equity investments. CPA(R):15 has evaluated and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

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

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. CPA(R):15 is currently evaluating the impact this will have on the financial statements.

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

All of CPA(R):15's long-term debt of $414,611 bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2003 ranged from 5.52% to 7.98%.

                         2003       2004       2005        2006         2007      Thereafter       Total       Fair Value
                         ----       ----       ----        ----         ----      ----------       -----       ----------
Fixed rate debt         $3,041     $6,405     $7,013      $7,598       $8,289      $382,265       $414,611      $412,242
Average interest
   rate                   5.98%      5.99%      5.98%       5.98%        5.97%         6.09%

CPA(R):15 has foreign operations. Accordingly, CPA(R):15 is subject to foreign currency exchange risk from the effects of exchange rate movements of foreign currencies and this may affect future costs and cash flows; however, exchange rate movements to date have not had a significant effect on CPA(R):15's financial position. While CPA(R):15 does not expect exchange rate movements to have a significant effect on its results of operations, it recognized $672 of foreign currency gains from the sale of partial interests in properties in France. To date CPA(R):15 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2003.

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

Based upon this review, the Company's Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company's disclosure controls (as defined in Rule 13a-14(c) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's initial offering of common stock which commenced November 7, 2001 (File #333-58854) is as follows as of June 30, 2003:

Shares registered:                                                40,000,000

Aggregate price of offering amount registered:                  $400,000,000

Shares sold:                                                      39,954,941

Aggregated offering price of amount sold:                       $399,549,410

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:    $  4,498,640

Direct or indirect payments to others:                          $ 40,080,898

Net offering proceeds to the issuer after deducting expenses:   $354,969,872

Purchases of real estate and equity investments:                $354,969,872

Temporary investments in cash and cash equivalents:                        -

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced March 19, 2003 (File #333-100525) is as follows as of June 30, 2003:

Shares registered:                                                69,000,000

Aggregate price of offering amount registered:                  $690,000,000

Shares sold:                                                      43,529,314

Aggregated offering price of amount sold:                       $435,293,140

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:    $  4,329,666

Direct or indirect payments to others:                          $ 32,972,612

Net offering proceeds to the issuer after deducting expenses:   $397,990,862

Purchases of real estate and equity investments:                $ 17,926,539

Temporary investments in cash and cash equivalents:             $380,064,323

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2003, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

 Name Of Director        Total Shares Voting     Shares Voting Yes     Shares Voting No     Shares Abstaining
 ----------------        -------------------     -----------------     ----------------     -----------------
William P. Carey             36,682,926              36,093,732             53,913               535,281
Francis X. Diebold           36,682,926              36,121,695             25,950               535,281
Elizabeth P. Munson          36,682,926              36,086,189             61,456               535,281
George E. Stoddard           36,682,926              35,878,563            269,082               535,281
Ralph F. Verni               36,682,926              36,130,378             17,267               535,281
Warren G. Wintrub            36,682,926              36,064,675             82,970               535,281

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  31.1     Certification of Co-Chief Executive Officers

                  31.2     Certification of Chief Financial Officer

                  32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  During the quarter ended June 30, 2003, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

8/11/2003                       By: /s/ John J. Park
Date                                --------------------------------------------

                                        John J. Park
                                        Managing Director and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

8/11/2003                       By: /s/ Claude Fernandez
Date                                --------------------------------------------
                                        Claude Fernandez
                                        Managing Director and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)