Form 10-Q
period 2003-09-03
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2003-11-12
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]      QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     CPA(R):15(1)has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     CPA(R):15 has no active market for common stock at November 10, 2003.

     CPA(R):15 has 105,562,280 shares of common stock, $.001 par value outstanding at November 10, 2003.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
PART I

Item 1. -    Financial Information*

             Condensed Consolidated Balance Sheets, as of September 30, 2003
             and December 31, 2002                                                                           2

             Condensed Consolidated Statements of Operations for the three and nine months
             ended September 30, 2003 and 2002                                                               3

             Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and
             nine months ended September 30, 2003 and 2002                                                   3

             Condensed Consolidated Statements of Cash Flows for the nine months ended September
             30, 2003 and 2002                                                                               4

             Notes to Condensed Consolidated Financial Statements                                         5-12

Item 2. -    Management's Discussion and Analysis of Financial Condition and Results of Operations       13-22

Item 3. -    Quantitative and Qualitative Disclosures about Market Risk                                     23

Item 4. -    Controls and Procedures                                                                        23


PART II -    Other Information

Item 2(d). - Use of Proceeds of Registered Offering                                                         24

Item 4. -    Submission of Matters to a Vote of Security Holders                                            24

Item 6. -    Exhibits and Reports on Form 8-K                                                               24

Signatures                                                                                                  25

* The summarized condensed financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                 September 30, 2003       December 31, 2002
                                                                                 ------------------       -----------------
                                                                                     (Unaudited)                (Note)
                                                                                 ------------------       -----------------

                                ASSETS:

Land and buildings, net of accumulated depreciation of $12,372 and $2,323
   at September 30, 2003 and December 31, 2002                                        $  748,061               $557,198
Net investment in direct financing leases                                                 82,859                 21,093
Real estate under construction                                                            61,375                 20,061
Equity investments                                                                        84,233                 75,606
Cash and cash equivalents                                                                481,618                 94,762
Intangible assets, net of accumulated amortization of $1,727                              10,150                      -
Other assets                                                                              43,108                 37,578
                                                                                      ----------               --------
     Total assets                                                                     $1,511,404               $806,298
                                                                                      ==========               ========

           LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                               $  480,424               $374,787
Notes payable                                                                                  -                  3,705
Accrued interest                                                                           2,194                    991
Due to affiliates                                                                          8,226                  7,622
Accounts payable and accrued expenses                                                     12,025                  5,910
Prepaid rental income and security deposits                                               26,568                 15,494
Deferred acquisition fees payable to affiliate                                            20,563                 13,012
Dividends payable                                                                         15,218                  5,789
                                                                                      ----------               --------
        Total liabilities                                                                565,218                427,310
                                                                                      ----------               --------

Minority interest                                                                         42,539                 28,193
                                                                                      ----------               --------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding, 105,143,661 and 39,966,488 at September 30, 2003 and
   December 31, 2002                                                                         105                     40
Additional paid-in capital                                                               944,561                355,964
Dividend in excess of accumulated earnings                                               (48,876)                (6,270)
Accumulated other comprehensive income                                                     7,871                  1,061
                                                                                      ----------               --------
                                                                                         903,661                350,795
Less, treasury stock at cost, 1,500 shares at September 30, 2003                             (14)                     -
                                                                                      ----------               --------
        Total shareholders' equity                                                       903,647                350,795
                                                                                      ----------               --------
        Total liabilities, minority interest and shareholders' equity                 $1,511,404               $806,298
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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (UNAUDITED)
               (in thousands, except share and per share amounts)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     September 30,                         September 30,
                                                             -------------------------------      -------------------------------
                                                                 2003               2002              2003               2002
                                                             ------------       ------------      ------------       ------------

Revenues:
   Rental income                                             $     17,052       $      3,652      $     45,888       $      4,288
   Interest income from direct financing leases                     1,963                617             4,010                784
   Interest and other income                                        2,527                544             4,984              1,041
                                                             ------------       ------------      ------------       ------------
                                                                   21,542              4,813            54,882              6,113
                                                             ------------       ------------      ------------       ------------
Expenses:
   Interest                                                         6,247              1,399            17,504              1,655
   Depreciation and amortization of intangibles                     5,463                831            11,658              1,001
   General and administrative                                       1,932                400             4,968                687
   Property expenses                                                4,125                472             9,359                639
   Impairment charge on real estate                                24,000                 --            24,000                 --
                                                             ------------       ------------      ------------       ------------
                                                                   41,767              3,102            67,489              3,982
                                                             ------------       ------------      ------------       ------------

   (Loss) income before minority interest, equity
      investments and gain on sale                                (20,225)             1,711           (12,607)             2,131

Minority interest in income                                        (1,155)                --            (2,850)                --
Income from equity investments                                      2,146                312             6,385                740
                                                             ------------       ------------      ------------       ------------

   (Loss) income before gain on sale                              (19,234)             2,023            (9,072)             2,871

Unrealized gain on foreign currency transactions                      210                 --               210                 --
Gain on sale                                                           --                 --               961                 --
Loss on foreign currency transactions                                 (11)                --               (11)                --
                                                             ------------       ------------      ------------       ------------

       Net (loss) income                                     $    (19,035)      $      2,023      $     (7,912)      $      2,871
                                                             ============       ============      ============       ============

Basic and diluted (loss) earnings per share                  $       (.20)      $        .08      $       (.11)      $        .21
                                                             ============       ============      ============       ============

Weighted average shares outstanding - basic and diluted        97,256,074         25,016,087        69,987,670         13,680,360
                                                             ============       ============      ============       ============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                          -----------------------      -----------------------
                                                            2003           2002          2003           2002
                                                          --------       --------      --------       --------

Net (loss) income                                         $(19,035)      $  2,023      $ (7,912)      $  2,871
                                                          --------       --------      --------       --------

Other comprehensive income:
   Change in foreign currency translation adjustment         3,164             --         6,810             --
                                                          --------       --------      --------       --------

Other comprehensive income                                   3,164             --         6,810             --
                                                          --------       --------      --------       --------

   Comprehensive (loss) income                            $(15,871)      $  2,023      $ (1,102)      $  2,871
                                                          ========       ========      ========       ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                         2003            2002
                                                                                      ---------       ---------
Cash flows from operating activities:
  Net (loss) income                                                                   $  (7,912)      $   2,871
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                                      11,776           1,002
      Impairment charge on real estate                                                   24,000              --
      Equity income in excess of distributions received                                  (1,473)            (69)
      Straight-line rent adjustments                                                     (3,597)            (80)
      Gain on sale                                                                         (961)             --
      Unrealized gain on foreign currency transactions                                     (210)             --
      Fees paid to affiliate by issuance of stock                                         2,222              70
      Minority interest in income                                                         2,850              --
      Increase in other assets (a)                                                        1,054          (1,140)
      Increase in accrued interest                                                        1,118             575
      Increase in accounts payable and accrued expenses                                   4,525             694
      Increase in due to affiliates (a)                                                   1,513             427
      Increase in prepaid rent and security deposits                                      8,599           2,669
                                                                                      ---------       ---------
         Net cash provided by operating activities                                       43,504           7,019
                                                                                      ---------       ---------
Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income            362             427
  Distributions of mortgage financing from equity investees                              24,162              --
  Acquisitions of real estate and equity investments and other
      capitalized costs                                                                (343,909)       (246,075)
  VAT taxes recovered in connection with purchases of real estate, net                    6,117              --
                                                                                      ---------       ---------
         Net cash used in investing activities                                         (313,268)       (245,648)
                                                                                      ---------       ---------
Cash flows from financing activities:

  Proceeds from issuance of stock, net of costs of raising capital                      586,440         282,847
  Dividends paid                                                                        (25,265)         (2,345)
  Proceeds from mortgages (b)                                                            94,216          83,972
  Mortgage principal payments                                                            (3,914)            (92)
  Prepayment of note payable                                                             (3,622)             --
  Deferred financing costs and mortgage deposits, net of deposits refunded               (2,268)           (819)
  Capital contributions from minority partner                                            11,916              --
  Distributions paid to minority partners                                                (1,765)             --
                                                                                      ---------       ---------
         Net cash provided by financing activities                                      655,738         363,563
                                                                                      ---------       ---------

  Effect of exchange rate changes on cash                                                   882              --
                                                                                      ---------       ---------

         Net increase in cash and cash equivalents                                      386,856         124,934

Cash and cash equivalents, beginning of period                                           94,762             188
                                                                                      ---------       ---------

     Cash and cash equivalents, end of period                                         $ 481,618       $ 125,122
                                                                                      =========       =========

Noncash operating and financing activities:

(a) Increases in due to affiliates and other assets excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering.

(b) Net of $1,750 held by lenders to fund escrow accounts during the nine months ended September 30, 2003.

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

On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200 as the initial shareholder of the Company. An initial offering of the Company's shares which commenced on November 7, 2001 concluded on November 20, 2002, at which time the Company had issued an aggregate of 39,954,941 shares ($399,549). The Company commenced a second offering for a maximum of an additional 69,000,000 shares of common stock on March 19, 2003 which concluded on August 7, 2003, at which time the Company had issued an aggregate of 64,669,596 shares ($646,696). The shares were offered to the public on a "best efforts" basis at a price of $10 per share.

Note 3.  Agreements and Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor, Carey Asset Management Corp, a wholly-owned subsidiary of W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are -1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $1,083 and $247 for the three months ended September 30, 2003 and 2002, respectively, and $2,886 and $317 for the nine months ended September 30, 2003 and 2002, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $341 and $70 for the three months ended September 30, 2003 and 2002, respectively, and $778 and $119 for the nine months ended September 30, 2003 and 2002, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed during the nine months ended September 30, 2003, current and deferred fees were $10,728 and $7,551, respectively. Subject to the Preferred Return, the initial installment of deferred fees will be paid in January 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4.  Commitments and Contingencies:

The Company is liable for certain expenses of the offerings described in each Prospectus, which include filing, legal, accounting, printing and escrow fees, which are to be deducted from the gross proceeds of the offering. The Company is reimbursing Carey Financial Corporation ("Carey Financial") or one of its affiliates for expenses (including fees and expenses of its counsel) and for the costs of any sales and information meetings of Carey Financial's employees or those of one of its affiliates relating to the offering. Total underwriting compensation with respect to the offering may not exceed 10% of gross proceeds of the offering. The Advisor has agreed to be responsible for the payment of (i) organization and offering expenses (excluding selling commissions to Carey Financial with respect to Shares held by selected dealers) which exceed 4% of the gross proceeds of each offering and (ii) organization and offering expenses (including selling commissions, fees and fees paid and expenses reimbursed to selected dealers) which exceed 15% of the gross proceeds of each offering. The total costs paid by the Advisor were $23,512 through September 30, 2003, of which the Company has reimbursed $17,616. Unpaid costs are included in due to affiliates in the accompanying condensed consolidated financial statements.

Note 5.  Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the nine-month periods ended September 30, 2003 and 2002 are as follows:

                                                 2003           2002
                                               --------       --------
Per Statements of Income:
   Rental income from operating leases         $ 45,888       $  4,288
   Interest from direct financing leases          4,010            784

Adjustment:
   Share of leasing revenue applicable to
      minority interest                          (7,294)            --
   Share of leasing revenue from equity
      investments                                14,410          1,778
                                               --------       --------
                                               $ 57,014       $  6,850
                                               ========       ========

For the nine-month periods ended September 30, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                             2003           %         2002          %
                                            -------        ---       -------       ---
Clear Channel Communications, Inc. (b)      $ 6,368         11%           --        --
Carrefour France, SA (b)                      6,297         10            --        --
TruServ Corporation (a)                       5,417         10            --        --
Starmark Camhood, L.L.C. (a)                  5,194          9            --        --
Fleming Companies, Inc.                       4,131          7       $ 1,423        21
Foster Wheeler, Inc.                          3,933          7           654        10
Medica - France, SA (b)                       2,403          4            --        --
Meadowbrook Meat Company                      2,256          4            --        --
Overland Storage, Inc.                        2,244          4            --        --
Petsmart, Inc. (a)                            1,868          3         1,453        21
Tower Automotive, Inc.                        1,767          3         1,112        16
Hologic, Inc. (a)                             1,515          3           292         4
Qualceram Shires plc                          1,384          2            --        --
BE Aerospace, Inc.                            1,220          2            72         1
Racal Instruments, Inc.                       1,175          2           546         8
MediMedia USA, Inc.                           1,167          2            --        --
Trends Clothing Corp.                         1,065          2           264         4
Danka Office Imaging Company                  1,054          2             9        --
Advantis Technologies, Inc.                     956          2           333         5

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                             2003           %         2002          %
                                            -------        ---       -------       ---
IntegraColor, Ltd.                              949          2           367         5
Lillian Vernon Corporation                      948          2            --        --
Polar Plastics, Inc.                            870          2            --        --
Other                                         2,833          5           325         5
                                            -------        ---       -------       ---
                                            $57,014        100%      $ 6,850       100%
                                            =======        ===       =======       ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 6).

(b) Net of amounts applicable to Corporate Property Associates 12 Incorporated's minority interest.

For the nine-month period ended September 30, 2003, lessees were responsible for the direct payment of approximately $4,035 of real estate taxes on behalf of the Company.

Note 6.  Equity Investments:

The Company owns interests in single-tenant net leased properties through equity interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation; Hologic, Inc. and Starmark Camhood LLC ("Starmark"). The interest in Starmark was purchased in February 2003.

Summarized combined financial information of the equity investees is as follows:

           (in thousands)                           September 30, 2003        December 31, 2002
                                                    ------------------        -----------------
Assets (primarily real estate)                           $451,048                  $255,845
Liabilities (primarily mortgage notes payable)            265,634                   102,022
Partners' and members' equity                             185,414                   153,823

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                   2003           2002
                                                                 --------       --------
Revenues (primarily rental revenues)                             $ 32,322       $  7,278
Expenses (primarily interest on mortgages and depreciation)       (18,202)        (4,229)
                                                                 --------       --------
Net income                                                       $ 14,120       $  3,049
                                                                 ========       ========

Note 7.  Dividends Payable:

A dividend of $0.001701 per share per day in the period from July 1, 2003 through September 30, 2003 was declared in September 2003 and paid in October 2003 ($15,219).

Note 8.  Acquisitions of Real Estate:

     A.  Life Time Fitness, Inc.

         On September 30, 2003, the Company purchased land and buildings in Rochester Hills and Canton, Michigan for $44,921 and entered into a net lease with Life Time Fitness, Inc. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an annual rent of $4,247 with stated increases every five years.

     B.  Universal Technical Institute of Arizona, Inc.

         On September 15, 2003, the Company purchased land in Avondale, Arizona and entered into a build-to-suit commitment and net lease with Universal Technical Institute of Arizona, Inc. The total cost of construction is estimated to amount to approximately $31,559. Upon the earlier of completion or July 31, 2004 an initial lease term of 20 years and 11 months will commence. If the entire project costs are used, initial annual rent

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

         will be $3,107, with increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). The lease provides for four five-year renewal terms.

     C.  American Pad & Paper LLC

         On August 26, 2003, the Company purchased land and buildings in Holyoke and Westfield, Massachusetts, Mattoon, Illinois and Morristown, Tennessee for $16,126 and entered into a net lease with American Pad & Paper LLC. The lease has an initial term of 20 years followed by four five-year renewal options, and provides for an annual rent of $1,579. The lease provides for increases to the rent every two years based on a formula indexed to increases in the CPI. In connection with the acquisition, the Company obtained $9,400 of limited recourse mortgage financing collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $64 at an annual interest rate of 6.53% and based on a 25-year amortization schedule. The loan matures on October 1, 2013.

     D.  Dick's Sporting Goods, Inc.

         On August 19, 2003, the Company entered into a construction agency agreement with Dick's Sporting Goods, Inc. for a property in Indianapolis, Indiana. The total cost of construction is estimated to amount to approximately $8,747. Upon the earlier of completion or March 1, 2004, an initial lease term of 20 years and 11 months will commence. Initial annual rent will be $783 with stated rent increases of 10.4% every five years. The lease provides for three ten-year renewal terms.

     E.  Kerr Group, Inc.

         On August 13, 2003, the Company purchased land and buildings in Jackson, Tennessee and Bowling Green, Kentucky for $14,764 and entered into a net lease with Kerr Group, Inc. The lease has an initial term of 18 years followed by six five-year renewal options, and provides for an annual rent of $1,331 with stated annual increases of 3%. In connection with the acquisition, the Company obtained $8,460 of limited recourse mortgage financing which is collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $62 at an annual interest rate of 7.23% and based on an amortization schedule of 24 years and five months. The loan matures on October 1, 2018.

     F. During the nine-month period ended September 30, 2003, the Company acquired properties and real estate investments which were previously described in the Company's Quarterly Reports on Form 10-Q for the periods ended June 30, 2003 and March 31, 2003. A summary of the properties and investments acquired is as follows:

                                                                                      Original        Annual
                                                                        Initial       Mortgage         Debt
     Lease Obligor:                  Cost         Location            Annual Rent     Financing       Service     Date Acquired
     --------------                  ----         --------            -----------     ---------       -------     -------------
Galyan's Trading Company           $22,089     Cheektowaga, NY,          $2,251         $8,200       $  760 (a)    August 8, 2003
                                               Greenwood, IN and
                                               Freehold, NJ

Grande Communications               13,822     Corpus Christi,            1,379          7,550          687        August 7, 2003
    Networks, Inc.                             Odessa, San Marcos
                                               and Waco, TX

Qualserv Corporation                 6,492     Fort Smith, AR               667              -            -        July 31, 2003
Lillian Vernon Corporation          38,743     Virginia Beach, VA         3,848         24,000        2,108        July 2, 2003
Qualceram Shires plc                35,062     England, Northern          2,759              -            -        April 29, 2003
                                               Ireland and Ireland

MediMedia USA, Inc.                 23,979     Yardley, PA                2,111         14,000        1,068        April 1, 2003
Oxford Automotive                   15,707     McCalla, AL                1,575              -            - (b)    March 28, 2003
    Alabama, Inc.
Pemstar, Inc.                       12,565     Rochester, MN              1,278          7,500          664        March 28, 2003

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                                                      Original        Annual
                                                                        Initial       Mortgage         Debt
     Lease Obligor:                  Cost         Location            Annual Rent     Financing       Service      Date Acquired
     --------------                  ----         --------            -----------     ---------       -------      -------------
Transworld Center, Inc.             21,000     Miami, FL                  2,258              -            -        March 20, 2003
                                                                                                                   (lease commenced
                                                                                                                   in November 2003)
Polar Plastics (NC), Inc.           15,602     Mooresville, NC            1,460          9,500          838        February 25, 2003
Waddington North America             6,545     Chattanooga, TN              637              -            -        February 12, 2003
    Business Trust

Starmark Camhood LLC                78,324     15 health club             8,040         47,652        4,441 (c)     February 7, 2003
                                               facilities
Insulated Structures, Ltd.          22,021     Birmingham, UK             1,698              -            - (d)     January 28, 2003

(a) Includes build-to-suit commitment at Freehold, NJ property; lease scheduled to commence in November 2004.

(b) Build-to-suit commitment; lease scheduled to commence in March 2004.

(c) Accounted for as an equity investment; amounts are pro rata representing the Company's 44% ownership interest.

(d) Build-to-suit commitment; lease scheduled to commence in October 2003. Amounts shown are based on the exchange rate for the Great British Pound as of the date of acquisition ((pound)1 = $1.64330). The Company has obtained a commitment for a limited recourse mortgage loan which will provide $15,283 of financing.

Note 9.  Impairment Charge on Real Estate:

In June 2002, the Company purchased land and building in Tulsa, Oklahoma and entered into a net lease with Fleming Companies, Inc. ("Fleming"). Fleming declared bankruptcy on April 1, 2003, and on August 31, 2003, Fleming's termination of the lease with the Company was approved by the bankruptcy court at which time it vacated the property. In connection with the termination of the lease, the Company has written down the property to its estimated fair value and recognized an impairment charge of $24,000.

Note 10.  Sale of Interest in French Properties:

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

In connection with the sale of the 35% interests, the Company recognized a gain on sale of $961 of which $672 is attributable to foreign currency gains, as a result of changes in rates from the dates of the initial purchases of the properties, $305 is attributable to depreciation for the period from the dates of the initial purchases of the properties through March 12, 2003, the date of the sale of the 35% interest, less $16 attributable to costs incurred in connection with completing the sale.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 11.  Accounting Pronouncements:

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. The Company's maximum loss exposure is the carrying value of its equity investments. The Company has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraph 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has an interest in one limited partnership that is consolidated and that is considered a mandatorily redeemable controlling interest with a finite life. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value approximates the fair value of this minority interest at September 30, 2003.

Note 12.  Subsequent Event:

     A. On October 30, 2003, the Company purchased land and buildings in Excelsior Springs, Missouri; St. Petersburg, Florida; West Lafayette, Indiana; North Versailles Township, Pennsylvania and Buffalo Grove, Illinois for $29,319 and entered into a net lease with Precise Technology, Inc. The lease obligations are unconditionally guaranteed by Precise Technology Group, Inc. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an annual rent of $2,640 with increases every two years based on a formula indexed to increases in the CPI.

     B. On November 4, 2003, the Company purchased land and a building in West Midlands, United Kingdom for (pound)6,314 ($9,246 based on the exchange rate for the British pound of $1.4643) and entered into a net lease with Roundoak Rail Limited and five of its affiliates. The lease has an initial term of 30 years and provides for an initial annual rent of (pound)487 ($713) with stated increases every five years. In connection with the acquisition, the Company obtained (pound)4,250 ($6,223) of limited recourse mortgage financing collateralized by the property. The loan bears interest at an annual fixed rate of 5.295% and provides for stated principal payments which increase over the ten-year term of the loan. A balloon payment of (pound)3,863 ($5,656) is payable at maturity.

     C. On November 7, 2003, the Company purchased land and buildings in Atlanta, Georgia and Bel Air, Maryland for $28,272 and entered into a net lease with Starmark Camhood LLC II. The lease has an initial term of 20 years followed by three ten-year renewal options, and provides for an annual rent of $2,633.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

         The lease provides for increases to the rent every four years based on a formula indexed to increases in the CPI. In connection with the acquisition, the Company obtained $15,500 of limited recourse mortgage financing collateralized by the properties. The loan provides for monthly payments of principal and interest of $102 at an annual interest rate of 6.91% and based on a 30-year amortization schedule. The loan matures on December 1, 2013.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the financial statements and notes thereto as of September 30, 2003 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2002. This quarterly report contains forward looking statements. Forward-looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Such statements included known and unknown risks, uncertainties and other factors that may cause its actual results, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward looking statements. Accordingly, such information should not be regarded as representations by us that the results or conditions described in such statements or objectives and plans will be achieved. A description of CPA(R):15's objectives, acquisition and financing strategies and factors that may affect future operating results is detailed in Item 1 of the Annual Report on Form 10-K.

CPA(R):15 was formed in 2001 and is currently using the proceeds from its "best efforts" public offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. As of September 30, 2003, CPA(R):15 had raised gross proceeds of approximately $1,046,245 from its two offerings which include an offering that was completed in August 2003. CPA(R):15 structures the net leases to place certain economic burdens of ownership on corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):15 also negotiates guarantees of the lease obligations from parent companies. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 has also acquired interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures also enter into net leases on a single-tenant basis.

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

In connection with CPA(R):15's acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values in accordance with SFAS No. 141, "Business Combinations." The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

CPA(R):15 records above-market and below-market in-place lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) an estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

The total amount of other intangible assets is allocated to in-place lease values and tenant relationship intangible values based on CPA(R):15's evaluation of the specific characteristics of each tenant's lease and its overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired is measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates are considered in determining these values.

Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. CPA(R):15 also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on an assessment of specific market conditions. CPA(R):15 estimates costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

When assets are identified by Management as held for sale, CPA(R):15 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If, in Management's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. If circumstances that previously were considered unlikely occur and, as a result, CPA(R):15 decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) the carrying value before it was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the time of the subsequent decision not to sell. As of September 30, 2003, no assets are held for sale.

To the extent that investments and subsidiaries account for their financial position and results of operations in a functional currency other than U.S. dollars, it is necessary for CPA(R):15 to translate from the functional currency to U.S. dollars. The functional currency is the currency of the primary economic environment in which the real estate investments or subsidiary operates. The translation of the functional currency for assets and liabilities uses the current exchange rate as of the balance sheet date and for revenues and expenses uses a weighted average exchange rate

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

during the period. Gains and losses resulting from foreign currency translation adjustments are reported as a component of other comprehensive income as part of shareholders' equity.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally is included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss measured from the transaction date or the most recent intervening balance sheet date, whichever is later, realized upon settlement of a foreign currency transaction generally is included in net income from the period in which the transaction is settled. Foreign currency transactions are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholders' equity if (i) they are designated as, and are effective as, economic hedges of a net investment and are (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the financial statements.

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

Results of Operations

From December 31, 2002 through September 30, 2003, CPA(R):15 invested approximately $343,909 in real estate. CPA(R):15's asset base has increased from approximately $806,298 at December 31, 2002 to $1,537,052 at September 30, 2003. As of November 7, 2003, CPA(R):15 has approximately $404,137 of cash available for investment. Accordingly, the asset base is projected to continue to increase until the available cash is deployed fully in real estate. As a result of the on-going acquisition activity, the results of operations for the three-month and nine-month periods ended September 30, 2003 are not directly comparable to the results for the three and nine-month periods ended September 30, 2002 and are not expected to be indicative of future operating results.

As a result of a noncash impairment charge of $24,000 recognized in September 2003, CPA(R):15's incurred net losses of $19,035 and $7,912 for the three-month and the nine-month periods ended September 30, 2003. The results for the current three-month and nine-month periods are not directly comparable with the results for the three-month and nine-month periods ended September 30, 2002 which reflected net income of $2,023 and $2,871, respectively. The impairment charge was incurred as the result of the termination of a lease with Fleming Companies, Inc. in August 2003 in connection with its bankruptcy. During the nine months ended September 30, 2003, CPA(R): 15 entered directly into net lease transactions with 17 tenants, including six build-to-suit transactions, and acquired an equity ownership interest with two affiliates in a limited liability company which net leases properties to Starmark Camhood LLC. CPA(R):15's portfolio as of September 30, 2003 (including the pro rata share

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

of equity investments) is expected to generate, after completion of build-to-suit construction projects, annual cash flow (contractual rent less property-level mortgage debt service) of approximately $51,092, as follows:

(In thousands)                                                Annual          Annual        Estimated
Lease Obligor                                            Contractual Rent  Debt Service     Cash Flow
---------------------------------------------------      ----------------  ------------     ---------
Life Time Fitness, Inc.                                      $  4,247               -       $  4,247
Starmark Camhood L.L.C. (2)                                     8,040        $  4,441          3,599
TruServ Corporation (2)                                         6,004           2,707          3,297
Universal Technical Institute of Arizona, Inc.
(under construction)                                            3,107               -          3,107
Clear Channel Communications, Inc. (1)                          6,549           3,467          3,082
Qualceram Shires plc                                            3,045               -          3,045
Foster Wheeler, Inc.                                            5,231           2,253          2,978
Carrefour France, SA (1)                                        7,577           4,698          2,879
Transworld Center, Inc. (construction completed
subsequent to September 30, 2003)                               2,275               -          2,275
Lillian Vernon Corporation                                      3,848           2,108          1,740
Insulated Structures, Ltd. (under construction)                 1,705               -          1,705
Oxford Automotive, Inc. (under construction)                    1,575               -          1,575
Meadowbrook Meat Company                                        2,660           1,306          1,354
Tower Automotive, Inc.                                          2,356           1,057          1,299
Rave Reviews Cinemas, L.L.C.                                    1,286               -          1,286
Overland Storage, Inc.                                          2,621           1,467          1,154
Petsmart, Inc. (2)                                              2,179           1,107          1,072
MediMedia USA, Inc.                                             2,111           1,072          1,039
Danka Office Imaging Company                                    1,966             984            982
Hologic, Inc. (2)                                               2,020           1,051            969
Medica - France, SA (1)                                         2,867           1,902            965
American Pad & Paper LLC                                        1,579             768            811
Dick's Sporting Goods, Inc. (under construction)                  783               -            783
BE Aerospace, Inc.                                              1,468             764            704
IntegraColor, Ltd.                                              1,257             564            693
Grande Communications Networks, Inc.                            1,379             687            692
Qualserv Corporation                                              667               -            667
Advantis Technologies, Inc.                                     1,275             610            665
WNA American Plastics Industries, Inc.                            637               -            637
Polar Plastics, Inc.                                            1,460             838            622
Pemstar, Inc.                                                   1,278             664            614
Racal Instruments, Inc.                                         1,323             733            590
Kerr Group, Inc.                                                1,331             744            587
Trends Clothing Corp.                                           1,420             851            569
Galyan's Trading Company                                        1,283             760            523
SSG Precision Optronics, Inc.                                     510               -            510
Builders FirstSource, Inc. (2)                                    554             271            283
Fleming Companies, Inc. (3)
                                                                    -           2,507         (2,507)
                                                             --------        --------       --------
                                                             $ 91,473        $ 40,381       $ 51,092
                                                             ========        ========       ========

(1) Net of minority interest

(2) Pro rata share of equity investment

(3) Lease terminated in August 2003

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

The leases generally have terms of 15 to 25 years with the lessees having options for renewal terms. CPA(R):15's properties in France leased to Carrefour and Medica-France have shorter terms (ranging from 7-1/2 to 9 years) with rolling three-year renewal terms which is a customary practice in that market. CPA(R):15 has not hedged the risk of foreign currency fluctuations on the cash flow from its French investments but CPA(R):15 has reduced the risk from fluctuations by obtaining fixed rate mortgage debt on the properties in the functional currency. CPA(R):15 also owns properties in the United Kingdom which currently are unleveraged. CPA(R):15 intends to place mortgage debt on those properties.

Since September 30, 2003, CPA(R): 15 completed a net lease acquisition, with Precise Technology Inc. as lessee. Annual rent from this lease is $2,640. In April 2003, Fleming Companies, Inc., a lessee of a property in Tulsa, Oklahoma, filed a voluntary petition of bankruptcy. Fleming's lease termination was approved by the bankruptcy court and Fleming vacated the property. Annual lease revenues from the Fleming lease were $5,508. CPA(R):15 is aggressively seeking to re-lease the property.

During the three-month and the nine-month periods ended September 30, 2003, CPA(R):15 recognized interest and other income of $2,527 and $4,984, respectively, consisting of $1,136 and $2,217 of interest income on its uninvested cash and $1,391 and $2,767 of property expense reimbursements received from lessees. The reimbursements are used to pay property expenses that a lessee generally incurs under a net lease, and, the reimbursements, net of the expenses, have no effect on net income. Interest income will decrease as the proceeds of CPA(R):15's offerings are invested in real estate. After CPA(R):15 is fully invested, it will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

Property expense for the three-month and the nine-month periods ended September 30, 2003 includes $2,166 and $5,772 of asset management and performance fees and $1,391 and $2,766 of expenses which have been reimbursed by lessees. Asset management and performance fees are based on CPA(R):15's assets invested in real estate and have increased solely as a result of the increase in the asset base. CPA(R):15's asset base is projected to increase as it has substantial amounts of cash available for investment and debt capacity as several of its properties are unleveraged. Annual carrying costs on the former Fleming property are approximately $1,300.

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

CPA(R):15 completed sales of its second offering of shares of common stock as of August 7, 2003, at which time the gross amount raised from the two offerings aggregated approximately $1,000,000. CPA(R):15 is continuing to use the proceeds of the offerings to make investments in net lease real estate. Management expects that CPA(R):15's assets will continue to increase substantially over the next several years. As the asset base of CPA(R):15 increases, lease revenues, general and administrative, property and depreciation expenses will increase, while interest expense will increase as mortgage loans are placed on newly-acquired and existing properties.

Financial Condition

A major objective of CPA(R):15 is to fully invest its funds in real estate in order to generate cash flow from operations and its equity investments sufficient to fund dividends to shareholders at an increasing rate, pay scheduled mortgage principal installments and pay distributions to minority partners in certain consolidated entities. Cash flows from

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

operations and equity investments of $43,866 were sufficient to pay dividends of $25,265, scheduled mortgage principal payments of $3,914 and distributions to minority partners of $1,765. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as a cash flow from investing activity. The ability of the equity investees to distribute cash to CPA(R):15 in excess of their income is primarily due to noncash charges for depreciation. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow (lease revenues, net of property-level debt service) from both its directly-owned real estate and its equity investments.

CPA(R):15 used $343,909 to acquire properties net leased to seventeen lessees on a single-tenant basis and to purchase a 44% interest, through a limited liability company owned with two affiliates, in 15 health club facilities leased to Starmark. Since September 30, 2003, CPA(R):15 has used an additional $29,319 to acquire properties leased to Precision Technology Inc. CPA(R):15 expects to use substantially all of the net proceeds of its offerings, along with limited recourse mortgage debt, to purchase investments in real estate either directly or with affiliates. Acquisition activity can be expected to continue for at least one more year, with total real estate assets expected to range from $1,500,000 to $2,000,000. Management believes that a fully invested, diversified portfolio of real estate investments will mitigate the risk of nonpayment of rent from any single lessee. As of November 7, 2003, $46,339 was committed to complete build-to-suit projects. During the nine months ended September 30, 2003, CPA(R):15 received special distributions of $24,162 from equity investees in connection with the investees' obtaining mortgage financing on their properties.

During the nine months ended September 30, 2003, CPA(R):15 raised $586,440, net of costs, in connection with the its recently completed offering. CPA(R):15 also received $11,916 from CPA(R):12 in connection with CPA(R):12's purchase of minority interests in the Medica-France and Carrefour properties. After CPA(R):15 is fully invested, CPA(R):15 intends to hold cash balances sufficient to maintain its operations. CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, during the nine months ended September 30, 2003, CPA(R):15 obtained $94,216 of limited recourse mortgage debt. Currently, all of CPA(R):15's mortgage debt bears interest at fixed rates with no loans maturing before May 2012. CPA(R):15 has benefited from historically low interest rates. As it continues to place mortgage debt on its properties, it may be subject to increases in interest rates. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit the exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. Therefore, after CPA(R):15 fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time.

CPA(R):15 is investing its available uninvested cash in money market instruments. The spread between short-term rates on money market instruments and rates of return on real estate investments has increased significantly, primarily as the result of low money market interest rates. A significant portion of CPA(R):15's cash balances represent funds to be invested in real estate. If these cash balances are not invested in real estate over the next several months, there is a risk that cash flow from operations and equity investments will not meet Management's projections. Management believes that any deficit would be short term and will ultimately be eliminated after available cash is fully deployed in diversified real estate portfolios.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of September 30, 2003 is as follows:

        (in thousands)                Total        2003          2004         2005         2006         2007     Thereafter
                                      -----        ----          ----         ----         ----         ----     ----------
Obligations:
  Limited recourse mortgage
     notes payable (1)              $480,424     $ 1,843       $ 7,756      $ 8,472      $ 9,158      $ 9,959     $443,236
  Deferred acquisition fees           20,563           -         3,253        5,141        5,141        5,141        1,887
Commitments:
  Build-to-suit obligations           48,860      18,019        30,841
  Share of minimum rents
     payable under office
     cost-sharing agreement              289           6           103          103           77
                                    --------     -------       -------      -------      -------      -------     --------
                                    $550,136     $19,868       $41,953      $13,716      $14,376      $15,100     $445,123
                                    ========     =======       =======      =======      =======      =======     ========

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

In May 2002, FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections" which eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items unless it can be considered unusual in nature and infrequent in occurrence. CPA(R):15 adopted this statement effective January 1, 2003, and the adoption did not have a material affect on CPA(R):15's financial statements. CPA(R):15 will not classify gains and losses for the extinguishment of debt as extraordinary items. CPA(R):15 adopted this Statement effective January 1, 2003 and it did not have a material effect on CPA(R):15's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. CPA(R):15 does not have any employees nor any stock-based compensation plans.

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model applies when either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without additional financial support. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. On October 8, 2003, the FASB staff issued a FASB Staff Position ("FSP") which deferred the effective date of FIN 46 until December 31, 2003 for VIEs created prior to February 1, 2003. CPA(R):15's maximum loss exposure is the carrying value of its equity investments. CPA(R):15 has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs.

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial statements.

On May 30, 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. The FASB recently issued FSP 150-3, which defers the provisions of paragraph 9 and 10 of SFAS No. 150 indefinitely as they apply to mandatorily redeemable noncontrolling interests associated with finite-lived entities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

effective at the beginning of the first interim period beginning after June 15, 2003. CPA(R):15 has an interest in one limited partnership that is consolidated and that is considered a mandatorily redeemable controlling interest with a finite life. In accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value approximates the fair value of this minority interest at September 30, 2003.

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

All of CPA(R):15's long-term debt of $480,424 bears interest at fixed rates, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2003 ranged from 5.52% to 7.98%.

                         2003       2004       2005        2006         2007      Thereafter       Total       Fair Value
                         ----       ----       ----        ----         ----      ----------       -----       ----------
Fixed rate debt         $1,843     $7,756     $8,472      $9,158       $9,959      $443,236       $480,424      $471,999
Average interest
   rate                   6.07%      6.08%      6.08%       6.07%        6.07%         6.15%

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 2d. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced March 19, 2003 (File #333-100525) is as follows as of September 30, 2003:

Shares registered:                                                          69,000,000

Aggregate price of offering amount registered:                            $690,000,000

Shares sold:                                                                64,669,596

Aggregated offering price of amount sold:                                 $646,695,960

Direct or indirect payments to directors, officers, general
   partners of the issuer or their associates, to persons
   owning ten percent or more of any class of equity
   securities of the issuer and to affiliates of the issuer:              $  6,882,525

Direct or indirect payments to others:                                    $ 55,389,657

Net offering proceeds to the issuer after deducting expenses:             $584,423,778

Purchases of real estate and equity investments:                          $129,767,241

Temporary investments in cash and cash equivalents:                       $454,656,537

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2003, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      Exhibits:

                  31.1     Certification of Co-Chief Executive Officers

                  31.2     Certification of Chief Financial Officer

                  32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  32.2     Certification of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

                  During the quarter ended September 30, 2003, the Company was not required to file any reports on Form 8-K.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

11/10/2003                             By:   /s/ John J. Park
  Date                                       -----------------------------------
                                                  John J. Park
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)

11/10/2003                             By:   /s/ Claude Fernandez
  Date                                       -----------------------------------
                                                  Claude Fernandez
                                                  Managing Director and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)