Form 10-K
period 2003-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2004-03-15
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

                            -------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ].

     Registrant has no active market for its common stock as of March 5, 2004. Non-affiliates held 105,626,550 shares at March 5, 2004.

     As of March 5, 2004, there are 106,010,397 shares of common stock of Registrant outstanding.

     Registrant incorporates by reference its definitive Proxy Statement with respect to its 2004 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I

Item 1. Business.

Corporate Property Associates 15 Incorporated ("CPA(R):15" or the "Company") was formed as a Maryland corporation on February 26, 2001. Between November 7, 2001 and November 8, 2002, CPA(R):15 sold a total of 39,930,312 shares of common stock for a total of $399,303,120 in gross offering proceeds. Between March 20, 2003 and August 7, 2003, CPA(R):15 completed an offering for an additional 64,687,294 shares of its common stock to the public, for total gross proceeds of $646,872,940. CPA(R):15 is a Real Estate Investment Trust ("REIT") engaged in the business of investing in commercial and industrial real estate. CPA(R):15 will use the proceeds of its original and current offering, combined with limited recourse mortgage debt, to acquire and own commercial properties for lease to companies nationwide and internationally. As of December 31, 2003, CPA(R)15's portfolio consisted of 130 properties leased to 41 tenants and totaling more than 18.4 million square feet.

CPA(R):15's core investment strategy is to purchase and own properties leased to a variety of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring the tenant to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. CPA(R):15 also generally intends to include in its leases:

         - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

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

W. P. Carey & Co. LLC ("WPC"), CPA(R):15's advisor, provides both strategic and day-to-day management for CPA(R):15, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides office space and other facilities for CPA(R):15. WPC has dedicated senior executives in each area of its organization so that CPA(R):15 functions as a fully integrated operating company. CPA(R):15 pays asset management fees to WPC and pays certain transactional fees. CPA(R):15 also reimburses WPC for certain expenses. WPC also serves in this capacity for Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global"). WPC is listed on the New York Stock Exchange and Pacific Exchange under the symbol "WPC."

CPA(R):15's principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and its telephone number is (212) 492-1100. As of December 31, 2003, CPA(R):15 had no employees. WPC employs 120 individuals who perform services for CPA(R):15.

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

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CPA(R):15 seeks to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. CPA(R):15 intends its portfolio to be diversified by geography, property type and by tenant.

DEVELOPMENTS DURING 2003

As of August 7, 2003, the Company completed sales of its second offering of shares of common stock, at which time the gross amount raised from the two offerings aggregated approximately $1,000,000,000.

On January 28, 2003, the Company purchased land in Birmingham, United Kingdom for $9,038,150 and entered into a build-to-suit commitment and a net lease with Insulated Structures, Ltd. ("ISL"). The total cost for the ISL facility was approximately $22,978,000. A lease with an initial term of 25 years commenced in November 2003 at an initial annual rent of (pound)1,033,000 ($1,837,190 using the exchange rate for the Great Britain Pound at December 31, 2003) with annual rent increases of 2%. The Company has obtained (pound)9,300,000 (approximately $16,540,050) of limited recourse mortgage financing which bears at an annual interest rate of 4.80%. The loan provides for stated principal payments which increase over the twenty-year term of the loan. A balloon payment of (pound)5,583,750 ($9,930,699) is payable at maturity.

On February 7, 2003, the Company and two of its affiliates, CPA(R):12 and CPA(R):14, through a newly formed limited liability company, with ownership interests of 44%, 15% and 41%, respectively, purchased land and 15 health club facilities for $178,010,471 and entered into a master net lease with Starmark. The lease obligations of Starmark are jointly and unconditionally guaranteed by seven of its affiliates. The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272,400 with Consumer Price Index ("CPI")-based increases scheduled in November 2006, 2010, 2014, 2018, and 2021. In connection with the purchase, the limited liability company obtained first mortgage limited recourse financing of $88,300,000 and a mezzanine loan of $20,000,000. The first mortgage provides for monthly payments of interest and principal of $563,936 at an annual interest rate of 6.6% and based on a 30-year amortization schedule. The loan matures in March 2013 at which time a balloon payment is payable. The mezzanine loan provides for monthly payments of interest and principal of $277,201 at an annual interest rate of 11.15% and will fully amortize over its ten-year term. The limited liability company was granted warrants for Class C Unit interests in Starmark. If exercised, the Unit interests would represent a 5% interest in Starmark as of the date of grant. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units.

On February 12, 2003, the Company purchased land and buildings in Chattanooga, Tennessee for $6,544,503 and entered into a master net lease with Waddington North America Business Trust. The lease obligations are unconditionally guaranteed by WNA American Plastics Industries, Inc. The lease has an initial term of 19 years with two ten-year renewal options. Annual rent is $637,500 with increases every three years based on a formula indexed to increases in the CPI and capped at 3%.

On February 25, 2003, the Company purchased land and buildings in Mooresville, North Carolina for $15,602,094 and entered into a lease agreement with Polar Plastics (NC), Inc. ("Polar") at an annual rent of $1,460,200. The lease obligations are unconditionally guaranteed by Polar Plastics, Inc., Polar's parent company. The lease has an initial term of 20 years with two ten-year renewal options and CPI-based rent increases every three years. In connection with the purchase of the properties, the Company obtained $9,500,000 of limited recourse mortgage financing collateralized by a deed of trust and a lease assignment. The loan provides for monthly payments of interest and principal of $69,826 at an annual interest rate of 6.32% and will fully amortize over 20 years.

On March 12, 2003, the Company sold a 35% interest in the limited liability company that owns properties leased to Medica-France and Carrefour France, S.A. to CPA(R):12 (Prior to the sale, the limited liability company was wholly-owned by the Company). The purchase price for the 35% interest was based on the appraised value of the properties (based on the current exchange rate for the Euro) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid the Company $11,916,465 and assumed $1,031,046 of the Company's deferred acquisition fee payable to an affiliate. In connection with the acquisition of an additional Carrefour property in November 2003, the Company and CPA(R):12 sold a portion of their interests to W. P. Carey, reducing the Company's overall interest in the Carrefour properties from 65% to 50.375%. In accordance with the Company's diversification policy, the independent directors

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

determined that it was prudent to mitigate the Company's overall exposure to Carrefour's credit. The Company received $5,647,899 for the sale of a portion of the interest in the Carrefour properties with the sales price based on the appraised value of the properties, and adjusted to reflect the appreciation of the Euro.

On November 27, 2003, CPA(R):15, CPA(R):12 and W. P. Carey, with interests of 50.375%, 27.125% and 22.50%, respectively, purchased an additional Carrefour property in Nimes, France for $20,634,503 (based on the exchange rate for the euro as of the date of acquisition) and obtained additional recourse mortgage financing of $16,750,058. The lease for the Nimes property provides for annual rent of $1,921,330 and has a term through November 2012 with annual rent increases based on the INSEE index.

On March 20, 2003, the Company purchased land in Miami, Florida for $15,422,649, including certain capitalized costs, and entered into construction agency and net lease agreements with Transworld Center, Inc. ("Transworld"). The construction and lease obligations are unconditionally guaranteed by nine of its affiliates. The total cost of the build-to-suit project was approximately $21,000,000. On October 31, 2003, a lease with an initial term of 20 years was to commence at an annual rent of $2,257,500. In November 2003, Transworld notified the Company that it would not occupy the property. The Company is attempting to enforce its rights under the Transworld lease and is pursuing litigation against Transworld. The Company is remarketing the property.

On March 28, 2003, the Company purchased land in McCalla, Alabama for $3,813,136 and entered into a construction agency and net lease agreements with Oxford Automotive, Inc. ("Oxford"). The construction and lease obligations are unconditionally guaranteed by Oxford Automotive, Inc., Oxford's parent company. The total cost of the build-to-suit project was approximately $15,707,000. On March 1, 2004, a lease with an initial term of 15 years commenced at an annual rent of $1,575,000. The lease provides for two ten-year renewal terms and for rent increases every three years based on a formula indexed to increases in the CPI.

On March 28, 2003, the Company purchased land and buildings in Rochester, Minnesota for $12,565,445 and entered into a lease agreement with Pemstar, Inc. at an annual rent of $1,278,000. The lease has an initial term of 20 years with two ten-year renewal options and stated annual increases of 2%. In connection with the purchase of the property, the Company obtained $7,500,000 of limited recourse mortgage financing collateralized by a mortgage and lease assignment. The loan provides for monthly payments of interest and principal of $55,302 at an annual interest rate of 6.36% and will fully amortize over 20 years.

On April 1, 2003, the Company purchased land and buildings in Yardley, Pennsylvania for $23,979,058 and entered into a lease agreement with MediMedia USA, Inc. The lease obligations are unconditionally guaranteed by Santemedia Group Holdings SARL. The lease has an initial term of 11 years and eight months followed by renewal options of 10 years, 4.5 years and 5.5 years, and provides for initial annual rent of $2,111,380 with stated rent increases of 10.41% every five years. In connection with the purchase of the properties, the Company obtained $14,000,000 of limited recourse mortgage financing collateralized by a mortgage, security agreement and lease assignment. The loan provides for monthly payments of interest and principal of $89,348 at an annual interest rate of 5.90% and based on a 25-year amortization schedule, and matures in April 2018, at which time a balloon payment is payable.

On April 29, 2003, the Company purchased six properties in England, Northern Ireland and Ireland for $35,213,502 and entered into leases with Qualceram Shires plc ("Qualceram"). The leases have initial terms of 25 years at an annual aggregate rent of (pound)1,844,918 ($3,281,187 using the exchange rate for the Great Britain Pound at December 31, 2003). The leases provide for stated annual increases of 1.75% for the first ten years followed by stated increases of 3% per year compounded every five years thereafter. Qualceram has annual repurchase options at the greater of fair value, as defined in the lease, or the sum of the Company's purchase cost and a specified premium. On February 24, 2004, the Company obtained (pound)12,410,000 ($23,493,371 using the exchange rate as of February 24, 2004) of limited recourse mortgage financing collateralized by the Qualceram properties. The loan provides for quarterly payments of principal and interest of (pound)266,000 ($503,565 at February 24, 2004) at an annual interest rate of 6.948%. The loan has a ten-year term at which time a balloon payment is payable.

On July 2, 2003, the Company purchased land and buildings in Virginia Beach, Virginia for $38,743,455 and entered into a net lease with Lillian Vernon Corporation. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an annual rent of $3,848,000 with increases every three years based on a

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

formula indexed to increases in the CPI. In connection with the acquisition, the Company obtained $24,000,000 of limited recourse mortgage financing which is collateralized by a deed of trust and lease assignment. The loan provides for monthly payments of principal and interest totaling $175,703 based on an annual interest rate of 6.27% and a 20-year amortization schedule. The loan matures in September 2023, at which time a balloon payment will be due.

On July 31, 2003, the Company purchased land and buildings in Fort Smith Arkansas for $6,492,146 and entered into a net lease with Qualserv Corporation. The lease has an initial term of 15 years followed by two seven-year renewal options and provides for an annual rent of $666,500 with increases every three years based on a formula indexed to increases in the CPI.

On August 7, 2003, the Company purchased land and buildings in Corpus Christi; Odessa; San Marcos and Waco, Texas for $13,821,990 and entered into a net lease with Grande Communications Network, Inc. The lease has an initial term of 20 years followed by four five-year renewal options and provides for an annual rent of $1,379,400 with annual increases based on a formula indexed to increases in the CPI, capped at 3%. In connection with the acquisition, the Company obtained $7,550,000 of limited recourse mortgage financing which is collateralized by a deed of trust and lease assignment. The loan provides for monthly payments of principal and interest totaling $57,273 based on an annual interest rate of 6.72% and a 20-year amortization schedule. The loan matures in September 2023, at which time a balloon payment will be due.

On August 8, 2003, the Company purchased leasehold interests in buildings in Cheektowaga, New York and Greenwood, Indiana for $12,665,445 and entered into net leases with Galyan's Trading Company, Inc. ("Galyan's"). The leases have terms through January 31, 2024 with five five-year renewal options. The leases provide for an aggregate rent of $1,290,000 with rent increases every five years based on a formula indexed to increases with the CPI, with each rent increase capped at 10%. In connection with acquiring the Cheektowaga and Greenwood properties, the Company obtained $8,200,000 of limited recourse mortgage financing. The loans provide for aggregate monthly payments of principal and interest of $63,329 at an annual interest rate of 6.95% based on a 20-year amortization schedule. The loans mature on September 1, 2023 at which time they will fully amortize. The Company also entered into a construction agency agreement with Galyan's for property being constructed in Freehold, New Jersey. The total cost will not exceed $9,000,000 and an initial lease term of 20 years will commence when the building has been completed, but no later than November 5, 2004. If the entire project costs are used, initial annual rent will be $967,500. The lease provides for six five-year renewal terms and rent increases every five years based on a formula indexed to increases in the CPI, with each rent increase capped at 10%.

On August 13, 2003, the Company purchased land and buildings in Jackson, Tennessee and Bowling Green, Kentucky for $14,764,398 and entered into a net lease with Kerr Group, Inc. The lease has an initial term of 18 years followed by six five-year renewal options, and provides for an annual rent of $1,330,602 with stated annual increases of 3%. In connection with the acquisition, the Company obtained $8,460,000 of limited recourse mortgage financing which is collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $61,588 at an annual interest rate of 7.23% and based on an amortization schedule of 24 years and five months. The loan matures on October 1, 2018.

On August 19, 2003, the Company entered into a construction agency agreement with Dick's Sporting Goods, Inc. for a property in Indianapolis, Indiana. The total cost of construction is estimated to amount to approximately $8,746,597. Upon the earlier of completion or March 1, 2004, an initial lease term of 20 years and 11 months will commence. Initial annual rent will be $783,094 with stated rent increases of 10.4% every five years. The lease provides for three ten-year renewal terms. In connection with the acquisition, the Company obtained $5,000,000 of limited recourse mortgage financing which is collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $40,157 at an annual interest rate of 7.46% and based on a 20-year amortization schedule. The loan matures on November 1, 2024.

On August 26, 2003, the Company purchased land and buildings in Holyoke and Westfield, Massachusetts, Mattoon, Illinois and Morristown, Tennessee for $16,125,654 and entered into a net lease with American Pad & Paper LLC. The lease has an initial term of 20 years followed by four five-year renewal options, and provides for an annual rent of $1,578,504. The lease provides for increases to the rent every two years based on a formula indexed to increases in the CPI. In connection with the acquisition, the Company obtained $9,400,000 of limited recourse

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

mortgage financing collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $63,646 at an annual interest rate of 6.53% and based on a 25-year amortization schedule. The loan matures on October 1, 2013.

In June 2002, the Company purchased land and building in Tulsa, Oklahoma and entered into a net lease with Fleming Companies, Inc. ("Fleming"). Fleming declared bankruptcy on April 1, 2003, and on August 31, 2003, Fleming's termination of the lease with the Company was approved by the bankruptcy court at which time it vacated the property. The property is currently vacant.

On September 15, 2003, the Company purchased land in Avondale, Arizona and entered into a built-to-suit commitment and net lease with Universal Technical Institute of Arizona, Inc. The total cost of construction is estimated to amount to approximately $34,138,907. Upon the earlier of completion or July 31, 2004 an initial lease term of 20 years and 11 months will commence. If the entire project costs are used, initial annual rent will be $3,106,640, with increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). The lease provides for four five-year renewal terms.

On September 30, 2003, the Company purchased land and buildings in Rochester Hills and Canton, Michigan for $44,921,466 and entered into a net lease with Life Time Fitness, Inc. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an annual rent of $4,247,100 with stated increases every five years. In connection with the acquisition, the Company obtained $27,000,000 of limited recourse mortgage financing collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $181,127 at an annual interest rate of 6.43% and based on a 25-year amortization schedule. The loan matures on January 1, 2014 at which time a balloon payment is due.

On October 30, 2003, the Company purchased land and buildings in Excelsior Springs, Missouri; St. Petersburg, Florida; West Lafayette, Indiana; Pittsburgh, Pennsylvania and Buffalo Grove, Illinois for $29,319,371 and entered into a net lease with Precise Technology, Inc. The lease obligations are unconditionally guaranteed by Precise Technology Group, Inc. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an annual rent of $2,640,400 with increases every two years based on a formula indexed to increases in the CPI. In connection with the acquisition, the Company obtained $17,200,000 of limited recourse mortgage financing collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $127,021 at an annual interest rate of 6.30% and based on an amortization schedule of 19 years and nine months. The loan matures on October 1, 2023.

On November 4, 2003, the Company purchased land and a building in West Midlands, United Kingdom for $10,715,702 and entered into a net lease with Roundoak Rail Limited and five of its affiliates. The lease has an initial term of 30 years and provides for an initial annual rent of (pound)486,985 ($866,103 using the exchange rate for the Great Britain Pound at December 31, 2003) with stated increases every five years. In connection with the acquisition, the Company obtained (pound)4,250,000 ($7,558,625) of limited recourse mortgage financing collateralized by the property. The loan bears interest at an annual rate of 5.295% and provides for stated principal payments which increase over the ten-year term of the loan. The loan matures on November 4, 2013 at which time a balloon payment is due.

On November 7, 2003, the Company purchased land and buildings in Atlanta, Georgia and Bel Air, Maryland for $28,272,251 and entered into a net lease with Starmark Camhood II LLC. The lease has an initial term of 20 years followed by three ten-year renewal options, and provides for annual rent of $2,632,500. The lease provides for increases to the rent for every four years based on a formula indexed to increases in the CPI. In connection with the acquisition, the Company obtained $15,500,000 of limited recourse mortgage financing collateralized by the properties. The loan provides for monthly payments of principal and interest of $102,187 at an annual interest rate of 6.91% and based on a 30-year amortization schedule. The loan matures on December 1, 2013. The Company was granted warrants for Class C Unit interests in Starmark. If exercised, the Unit interests would represent a 2% interest in Starmark as of the date of grant. The warrants may be exercised at any time through November 7, 2023 at an exercise price of $430 per unit.

On November 20, 2003, the Company purchased land and buildings in Alsip, Illinois, Geddes, New York and Tolleson, Arizona for $33,649,215 and entered into a net lease with Berry Plastics Corporation. The lease has an

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

initial term of 20 years followed by two ten-year renewals terms and provides for initial annual rent of $2,960,000. The lease provides for annual rent increases beginning on the fourth lease anniversary based on a formula indexed to increases in the CPI. The Company has a commitment of up to $3,000,000 to fund an expansion at the Tolleson, Arizona property which is expected to be completed in June 2004. The Company also has an obligation to fund up to an additional $1,000,000 for the expansion. If the entire project costs are used, annual rent will increase by $366,000.

On November 24, 2003, the Company purchased land and buildings in Shelby and Port Huron, Michigan for $11,518,325 and entered into a net lease with Sportrack LLC. The lease has an initial term of 20 years followed by two ten-year renewals terms and provides for initial annual rent of $1,045,000. The lease provides for annual rent increases beginning on the second lease anniversary based on a formula indexed to increases in the CPI.

On December 11, 2003, the Company purchased a 99.99% interest in land and building in Kahl am Main, Germany for $16,690,366 and entered into a net lease with Actuant Corporation and GB Tools and Supplies, Inc. The lease has an initial term of 17 years followed by two five-year renewal terms and provides for initial annual rent of #eu#1,306,500 ($1,640,572 using the exchange rate for the Euro as of December 31, 2003). The lease provides for annual rent increases based on a formula indexed to increases in the German Consumer Price Index. An affiliate, CPA(R):16-Global has an option to purchase up to a 75% interest in the property.

On December 16, 2003, the Company purchased land in Upper Uwchlan Township, Pennsylvania and entered into a build-to-suit commitment and net lease with Universal Technical Institute of Pennsylvania, Inc. The total cost of construction is estimated to amount to approximately $23,200,000. Upon completion, expected to be in July 2004, an initial lease term of 15 years will commence. If the entire project costs are used, initial annual rent will be $2,262,000, with increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). The lease provides for four five-year renewal terms.

On December 22, 2003, the Company purchased land and a building in Englewood, Colorado for $9,766,295 and entered into a net lease with 24 Hour Fitness, Inc. The lease has an initial term of 18 years and four months followed by two five-year renewal options, and provides for an initial annual rent of $914,027. The lease provides for stated rent increases every five years. In February 2004, the Company obtained $6,300,000 of limited recourse mortgage financing collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $48,678 at an annual interest rate of 6.29% and based on an 18-year amortization schedule. The loan matures on April 1, 2022.

ACQUISITION STRATEGIES

WPC has a well-developed process with established procedures and systems for acquiring net leased property on behalf of CPA(R):15. As a result of its reputation and experience in the industry and the contacts maintained by its professionals, WPC has a presence in the net lease market that has provided it with the opportunity to invest in a significant number of transactions on an ongoing basis. CPA(R):15 takes advantage of WPC's presence in the net lease market to build its portfolio. In evaluating opportunities for CPA(R):15, WPC carefully examines the credit, management and other attributes of the tenant and the importance of the property under consideration to the tenant's operations. Careful credit analysis is a crucial aspect of every transaction. CPA(R):15 believes that WPC has one of the most extensive underwriting processes in the industry and has an experienced staff of professionals involved with underwriting transactions. WPC seeks to identify those prospective tenants whose creditworthiness is likely to improve over time. CPA(R):15 believes that the experience of WPC's management in structuring sale-leaseback transactions to meet the needs of a prospective tenant enables WPC to obtain a higher return for a given level of risk than would typically be available by purchasing a property subject to an existing lease.

WPC's strategy in structuring its net lease investments for CPA(R):15 is to:

         - combine the stability and security of long-term lease payments, including rent increases, with the appreciation potential inherent in the ownership of real estate;

         -        enhance current returns by utilizing varied lease structures;

         - reduce credit risk by diversifying investments by tenant, type of facility, geographic location and tenant industry; and

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

         - increase potential returns by obtaining equity enhancements from the tenant when possible, such as warrants to purchase tenant common stock.

FINANCING STRATEGIES

Consistent with its investment policies, CPA(R):15 will use leverage when available on favorable terms. CPA(R):15 has approximately $596,003 in property level debt outstanding, all of which bears interest at fixed rates. These mortgages mature between 2012 and 2032 and have interest rates between 4.8% and 7.98%. WPC will seek opportunities and consider alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve its capital structure.

TRANSACTION ORIGINATION

In analyzing potential acquisitions, WPC reviews and structures many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential acquisition can be structured to satisfy CPA(R):15's acquisition criteria. The aspects of a transaction which are reviewed and structured by WPC include the following:

         Tenant Evaluation. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC seeks tenants it believes will have stable or improving credit. By leasing properties to these tenants, CPA(R):15 can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance its current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of CPA(R):15's property will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a letter of credit or a guaranty of lease obligations from the tenant's corporate parent. This credit enhancement provides CPA(R):15 with additional financial security. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

         Leases with Increasing Rent. WPC typically includes, or attempts to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the consumer price index. In the case of retail stores, the lease may provide for participation in gross sales above a stated level. The lease may also provide for mandated rental increases on specific dates or other methods that may not be in existence or contemplated by us as of the date of this report. WPC seeks to avoid entering into leases that provide for contractual reductions in rents during their primary term.

         Properties Important to Tenant Operations. WPC generally seeks to acquire properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, CPA(R):15 can either continue operating the business conducted at the property or re-lease the property to another entity in the industry which can operate the property profitably.

         Lease Provisions that Enhance and Protect Value. When appropriate, WPC attempts to include provisions in its leases that require its consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect CPA(R):15's investment from changes in the operating and financial characteristics of a tenant that may impact its ability to satisfy its obligations to us or could reduce the value of CPA(R):15's properties.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

         Diversification. WPC will continue to diversify CPA(R):15's portfolio to avoid dependence on any one particular tenant, type of facility, geographic location or tenant industry. By diversifying CPA(R):15's portfolio, WPC reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.

WPC uses a variety of other strategies in connection with its acquisitions. These strategies include attempting to obtain equity enhancements in connection with transactions. Typically, these equity enhancements involve warrants to purchase stock of the tenant or the stock of the parent of the tenant. If the value of the stock exceeds the exercise price of the warrant, equity enhancements help CPA(R):15 to achieve its goal of increasing funds available for the payment of distributions.

As a transaction is structured, it is evaluated by the chairman of WPC's investment committee. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies CPA(R):15's investment criteria. The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced individuals serve on its investment committee and does not invest in a transaction unless it is approved by the investment committee.

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

         - Ralph F. Verni, is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

         - Karsten von Koller was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

All properties purchased by CPA(R):15 are appraised by an independent appraiser. CPA(R):15 will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by CPA(R):15 may be greater or less than the appraised value.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

WPC's practices include performing evaluations of the physical condition of properties and performing environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. CPA(R):15 will also consider factors peculiar to the laws of foreign countries, in addition to the risk normally associated with real property investments, when considering an investment located outside the United States.

ASSET MANAGEMENT

CPA(R):15 believes that effective management of its net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.

WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of its properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of its tenants and undertakes regular physical inspections of the condition and maintenance of its properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

HOLDING PERIOD

CPA(R):15 intends to hold each property it acquires for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for the CPA(R):15 shareholders. If CPA(R):15's common stock is not listed for trading on a national securities exchange or included for quotation on NASDAQ, CPA(R):15 will generally begin selling properties or evaluating other liquidity options within eight years after the proceeds of its public offerings are substantially invested, subject to market conditions. The board of directors will make the decision whether to list the shares, liquidate or devise an alternative liquidity strategy which is likely to result in the greatest value for the shareholders.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

INDUSTRY SEGMENT

CPA(R):15 operates in one industry segment, investment in net leased real property. For the year ended December 31, 2003, SFX Entertainment and Carrefour France properties each were more than 10% of total lease revenue of CPA(R):15. SFX Entertainment is a consolidated subsidiary of Clear Channel Communications, which is publicly traded and files statements with the United States Securities and Exchange Commission.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

The programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four of the prior thirteen CPA(R) funds reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

Most of our property acquisitions will be made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. We expect to borrow between 55% and 65% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties. Any borrowings in excess of 75% of the value of all properties must be approved by a majority of the independent directors and disclosed to shareholders. As of December 31, 2003, we had limited recourse mortgage notes payable outstanding of $596,003.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

Our success will be dependent on the performance of WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of WPC and the oversight of the board of directors.

WPC may be subject to conflicts of interest.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of CPA(R):15, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with CPA(R):15 and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between CPA(R):15 and WPC are:

         - the receipt of commissions, fees and other compensation by WPC and its affiliates for property purchases, leases, sales and financing for CPA(R):15, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

         - agreements between CPA(R):15 and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

         - purchases and loans from affiliates, subject to CPA(R):15's investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

         - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities;

         - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates and the distributions to shareholders.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

We may participate in joint ventures or purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights. Certain independent directors are independent directors of other affiliated REITS.

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

We have obtained an opinion of Reed Smith LLP that, under current ERISA law and regulations, our assets should not be treated as "plan assets" of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code which purchases shares. However, the opinion of Reed Smith is based on the facts and assumptions described in this prospectus, on our articles of incorporation and on our representations to them, and is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with WPC and its affiliates could be considered "prohibited transactions" which could cause us, WPC and its affiliates to be subject to liabilities and excise taxes. In addition, WPC could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial Corporation, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.

International investments involve additional risks.

We own properties in France, Germany and the United Kingdom and we may purchase additional property located outside the United States. These investments may be affected by factors peculiar to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments could be subject to the following risks:

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

As of December 31, 2003, the value of the SFX Entertainment and Carrefour France properties each were more than 10% of our gross consolidated assets. Affiliates own minority interests of 40% and 49.625% in the SFX Entertainment and Carrefour France properties, respectively. Our performance could be adversely affected in the event of bankruptcy or insolvency of any of these companies, a downturn in their businesses or their failure to renew their leases upon expiration.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

         Item 2. Properties.

         Set forth below is certain information relating to CPA(R):15's properties owned as of December 31, 2003.

                                                                                                  SHARE OF
    LESSEE (LEASE OBLIGOR)/                                                         RENT PER   CURRENT ANNUAL
           LOCATION                       OWNERSHIP INTEREST       SQUARE FOOTAGE  SQUARE FOOT    RENTS(1)
---------------------------------------------------------------------------------------------------------------
SOCIETE LOGIDIS AND SOCIETE CV LOGISTIQUE (CARREFOUR FRANCE, SA AND CARREFOUR HYPERMARCHES FRANCE, SA)(2)
    Cholet, Ploufragan,
    Colomiers, Crepy en
    Vallois, Lens, Nimes, and
    Thuit Hebert, France                      50.375%                 4,996,086      $  2.14     14,523,306 (3)

STARMARK CAMHOOD, L.L.C. (3)
    Tampa and Boca Raton, FL;
    Newton, MA; Bloomington
    (2), Brooklyn Center,
    Bumsville, Eden Prairie (2),
    Fridley, Minnetonka and St.       44% interest in a limited
    Louis Park, MN;                       liability company           1,652,154        11.06      8,039,855
    Albuquerque, NM (4)              owning land and buildings(5)

SFX ENTERTAINMENT, INC. (CLEAR CHANNEL COMMUNICATIONS, INC.) (2)
                                      60% interest in a limited
                                       partnership owning land
    New York, NY                            and buildings               227,685        47.94      6,548,587

TRUSERV CORPORATION(2)
    Kingman, AR; Springfield,
    OR; Fogelsville, PA;                50% interest in three
    Jonesboro, GA; Kansas                limited partnerships
    City, MO; Woodland, CA;                owning land and
    Corsicana, TX                              buldings               3,628,156         3.49      6,003,575

FOSTER WHEELER REALTY SERVICES, INC. (FOSTER WHEELER LTD., FOSTER WHEELER INC. AND
         FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.) (2)
    Clinton, NJ                                  100%                   292,000        17.91      5,230,850

LIFE TIME FITNESS, INC. (2)
    Rochester Hills, MI                          100%                   278,982        15.22      4,247,100

MEDICA-FRANCE, SA (2)
    Paris, Rueil Malmaison,
    Sarcelles, Poissy, Chatou,
    and Rosny sous Bois, France                   65%                   336,766        12.01      4,859,744 (3)

LILLIAN VERNON CORP. (2)
    Virginia Beach, VA                           100%                   827,000         4.65      3,848,000

QUALCERAM SHIRES LTD (3)
    Dublin, IR; Bradford,
    Belfast, Darwen,
    Stoke-on-Trent and Rochdale,
    United Kingdom                               100%                   820,889         3.85      3,158,372

    LESSEE (LEASE OBLIGOR)/              INCREASE      LEASE        MAXIMUM
           LOCATION                       FACTOR        TERM         TERM
-----------------------------------------------------------------------------
SOCIETE LOGIDIS AND SOCIETE CV LOGISTIQUE (CARREFOUR FRANCE, SA AND CARREFOUR HYPERMARCHES FRANCE, SA)(2)
    Cholet, Ploufragan,
    Colomiers, Crepy en
    Vallois, Lens, Nimes, and
    Thuit Hebert, France                 INSEE (4)   Dec. 2011        None

STARMARK CAMHOOD, L.L.C. (3)
    Tampa and Boca Raton, FL;
    Newton, MA; Bloomington
    (2), Brooklyn Center,
    Bumsville, Eden Prairie (2),
    Fridley, Minnetonka and St.
    Louis Park, MN;                        CPI       Feb. 2023     Feb. 2053
    Albuquerque, NM (4)

SFX ENTERTAINMENT, INC. (CLEAR CHANNEL COMMUNICATIONS, INC.) (2)
    New York, NY                          Stated     Sep. 2020     Sep. 2040

TRUSERV CORPORATION(2)
    Kingman, AR; Springfield,
    OR; Fogelsville, PA;
    Jonesboro, GA; Kansas
    City, MO; Woodland, CA;
    Corsicana, TX                         Stated     Dec. 2022     Nov. 2042
FOSTER WHEELER REALTY SERVICES, INC. (FOSTER WHEELER LTD., FOSTER WHEELER INC. AND
         FOSTER WHEELER INTERNATIONAL HOLDINGS, INC.) (2)
    Clinton, NJ                            CPI       Aug. 2022     Aug. 2042

LIFE TIME FITNESS, INC. (2)
    Rochester Hills, MI                   Stated     Oct. 2023     Oct. 2053

MEDICA-FRANCE, SA (2)
    Paris, Rueil Malmaison,
    Sarcelles, Poissy, Chatou,
    and Rosny sous Bois, France          INSEE (4)   Jun. 2010     Jun. 2010

LILLIAN VERNON CORP. (2)
    Virginia Beach, VA                     CPI       Jul. 2023     Jul. 2043

QUALCERAM SHIRES LTD (3)
    Dublin, IR; Bradford,
    Belfast, Darwen,
    Stoke-on-Trent and Rochdale,
    United Kingdom                        Stated     Apr. 2028     Apr. 2028

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                                                  SHARE OF
    LESSEE (LEASE OBLIGOR)/                                                         RENT PER   CURRENT ANNUAL
           LOCATION                       OWNERSHIP INTEREST       SQUARE FOOTAGE  SQUARE FOOT    RENTS(1)
---------------------------------------------------------------------------------------------------------------
DANKA OFFICE IMAGING COMPANY (2)
    St. Petersburg, FL (3)                       100%                   337,727         9.06      3,060,000

BERRY PLASTICS CORP.
    Alsip-Main and Alsip-North,
    IL; Geddes, NY;
    Tolleson, AZ                                 100%                   862,862         3.43      2,960,000

MEADOWBROOK MEAT COMPANY (FAST FOOD MERCHANDISERS, INC. AND PROFICIENT FOOD COMPANY, INC.) (2)
    Orlando, FL; Macon, GA;
    Rocky Mount, NC (2);
    Lewisville, TX                               100%                   575,858         4.62      2,660,000

PRECISE TECHNOLOGY, INC. (2)
    Excelsior Springs, MO; St
    Petersburg, FL;
    West Lafayette, IN;
    N. Versailles Twp, PA;
    Buffalo Grove, IL                            100%                   616,031         4.29      2,640,400

STARMARK CAMHOOD II, L.L.C. (2)
    Atlanta, GA;
    Bel Air, MD                                  100%                   186,000        14.15      2,632,500

OVERLAND STORAGE, INC. (2)
    San Diego, CA                                100%                   158,585        16.53      2,621,285

SPORTRACK LLC
    Shelby Township,
    Port Huron                                   100%                   294,883         8.63      2,545,000

TOWER AUTOMOTIVE PRODUCTS, INC. AND TOWER AUTOMOTIVE TOOL, LLC (TOWER AUTOMOTIVE, INC.) (2)
    Auburn, IN; Bluffton, OH;
    Milan, TN                                    100%                   844,166         2.79      2,355,875

PETSMART, INC. (2)
    Phoenix, AZ; Westlake
    Village, CA; Boca Raton,
    Lake Mary, Tallahassee,
    Plantation, FL; Evanston, IL;       30% interest in two
    Braintree, MA; Oxon Hill,           limited partnerships
    MD; Flint, MI; Fridley,               owning land and
    MN; Dallas, Southlake, TX                buildings                  946,177         7.68      2,178,825

MEDIMEDIA USA, INC. (2)
    Lower Makefield T, PA                        100%                   107,000        19.73      2,111,376

    LESSEE (LEASE OBLIGOR)/               INCREASE      LEASE        MAXIMUM
           LOCATION                        FACTOR        TERM         TERM
------------------------------------------------------------------------------
DANKA OFFICE IMAGING COMPANY (2)
    St. Petersburg, FL (3)                  CPI       Jul. 2018     Jul. 2038

BERRY PLASTICS CORP.
    Alsip-Main and Alsip-North,
    IL; Geddes, NY;
    Tolleson, AZ                            CPI       Dec. 2023     Dec. 2033

MEADOWBROOK MEAT COMPANY (FAST FOOD MERCHANDISERS, INC. AND PROFICIENT FOOD COMPANY, INC.) (2)
    Orlando, FL; Macon, GA;
    Rocky Mount, NC (2);
    Lewisville, TX                         Stated     Jan. 2018     Jan. 2038

PRECISE TECHNOLOGY, INC. (2)
    Excelsior Springs, MO; St
    Petersburg, FL;
    West Lafayette, IN;
    N. Versailles Twp, PA;
    Buffalo Grove, IL                       CPI       Oct. 2023     Oct. 2043

STARMARK CAMHOOD II, L.L.C. (2)
    Atlanta, GA;
    Bel Air, MD                             CPI       Nov. 2023     Nov. 2053

OVERLAND STORAGE, INC. (2)
    San Diego, CA                          Stated     Feb. 2014     Feb. 2019

SPORTRACK LLC
    Shelby Township,
    Port Huron                              CPI       Nov. 2023     Nov. 2033

TOWER AUTOMOTIVE PRODUCTS, INC. AND TOWER AUTOMOTIVE TOOL, LLC (TOWER AUTOMOTIVE, INC.) (2)
    Auburn, IN; Bluffton, OH;
    Milan, TN                               CPI       Apr. 2020     Apr. 2040

PETSMART, INC. (2)
    Phoenix, AZ; Westlake
    Village, CA; Boca Raton,
    Lake Mary, Tallahassee,
    Plantation, FL; Evanston, IL;
    Braintree, MA; Oxon Hill,
    MD; Flint, MI; Fridley,
    MN; Dallas, Southlake, TX              Stated     Nov. 2021     Nov. 2041

MEDIMEDIA USA, INC. (2)
    Lower Makefield T, PA                  Stated     Dec. 2017     Dec. 2037

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                                                  SHARE OF
    LESSEE (LEASE OBLIGOR)/                                                         RENT PER   CURRENT ANNUAL
           LOCATION                       OWNERSHIP INTEREST       SQUARE FOOTAGE  SQUARE FOOT    RENTS(1)
----------------------------------------------------------------------------------------------------------------
HOLOGIC, INC.
                                         64% interest in a
    Danbury, CT;                        jointly controlled
    Bedford MA                           tenancy-in-common              269,042        11.73      2,019,802

INSULATED STRUCTURES INVESTMENTS LIMITED (SOLAR COLD SERVICES LTD., SCS (N) LTD., PIPE & RAIL LTD.,
       P & R INSULATION LTD., ISL CONSTRUCTION LTD., INSULATED STRUCTURES LTD.) (2), (3)
    Birmingham, United Kingdom                   100%                   206,000         8.92      1,837,777

AMERICAN PAD & PAPER, L.L.C. (2)
    Holyoke, MA; Westfield, MA;
    Matoon, IL;
    Morristown, TN                               100%                   923,249         1.71      1,578,504

BE AEROSPACE, INC. (2)
    Miami, FL                                    100%                   188,065         7.89      1,484,557

POLAR PLASTICS, INC. (2)
    Mooresville, NC                              100%                   384,600         3.80      1,460,200

TRENDS CLOTHING CORP. (2)
    Miami, FL                                    100%                   247,264         5.74      1,420,000

GRANDE COMMUNICATIONS NETWORKS, INC. (2)
    Corpus Christi, TX;
    Odessa, TX; San Marcos, TX;
    Waco, TX                                     100%                   119,609        11.53      1,379,400

RACAL INSTRUMENTS, INC. (RIG LIMITED) (2)
    Irvine, CA                                   100%                    98,631        13.56      1,337,732

KERR GROUP, INC. (2)
    Bowling Green, KY;
    Jackson, TN                                  100%                   394,130         3.38      1,330,602

GALYAN'S TRADING COMPANY (5)
    Buffalo, NY (2)
    Greenwood, IN (2)                            100%                   164,794         7.83      1,290,000
    Freehold, NJ                                                        under construction

RAVE MOTION PICTURES BATON ROUGE, L.L.C. (RAVE MOTION PICTURES L.L.C.) (2)
    Baton Rouge, LA                              100%                    73,292        17.54      1,285,607

INTEGRACOLOR, LTD. (2)
    Mesquite, TX (3)                             100%                   358,987         3.57      1,283,488

PEMSTAR INC. (2)
    Rochester, MN                                100%                   260,287         4.91      1,278,000

    LESSEE (LEASE OBLIGOR)/              INCREASE      LEASE        MAXIMUM
           LOCATION                       FACTOR        TERM         TERM
-----------------------------------------------------------------------------
HOLOGIC, INC.

    Danbury, CT;
    Bedford MA                             CPI       Aug. 2022     Aug. 2042

INSULATED STRUCTURES INVESTMENTS LIMITED (SOLAR COLD SERVICES LTD., SCS (N) LTD., PIPE & RAIL LTD.,
       P & R INSULATION LTD., ISL CONSTRUCTION LTD., INSULATED STRUCTURES LTD.) (2), (3)
    Birmingham, United Kingdom            Stated     Oct. 2033     Nov. 2033

AMERICAN PAD & PAPER, L.L.C. (2)
    Holyoke, MA; Westfield, MA;
    Matoon, IL;
    Morristown, TN                         CPI       Sept. 2023    Sept. 2043

BE AEROSPACE, INC. (2)
    Miami, FL                             Stated     Sep. 2017     Sep. 2037

POLAR PLASTICS, INC. (2)
    Mooresville, NC                        CPI       Mar. 2023     Mar. 2043

TRENDS CLOTHING CORP. (2)
    Miami, FL                              CPI       Jun. 2017     Jun. 2037

GRANDE COMMUNICATIONS NETWORKS, INC. (2)
    Corpus Christi, TX;
    Odessa, TX; San Marcos, TX;
    Waco, TX                               CPI       Aug. 2023     Aug. 2043

RACAL INSTRUMENTS, INC. (RIG LIMITED) (2)
    Irvine, CA                            Stated     May 2022      May 2052

KERR GROUP, INC. (2)
    Bowling Green, KY;
    Jackson, TN                           Stated     Aug. 2021     Aug. 2051

GALYAN'S TRADING COMPANY (5)
    Buffalo, NY (2)
    Greenwood, IN (2)                      CPI       Jan. 2024     Jan. 2054
    Freehold, NJ

RAVE MOTION PICTURES BATON ROUGE, L.L.C. (RAVE MOTION PICTURES L.L.C.) (2)

    Baton Rouge, LA                        CPI       Aug. 2023     Aug. 2043

INTEGRACOLOR, LTD. (2)
    Mesquite, TX (3)                       CPI       Jun. 2022     Jun. 2042

PEMSTAR INC. (2)
    Rochester, MN                         Stated     Feb. 2023     Mar. 2043

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                                                  SHARE OF
    LESSEE (LEASE OBLIGOR)/                                                         RENT PER   CURRENT ANNUAL
           LOCATION                       OWNERSHIP INTEREST       SQUARE FOOTAGE  SQUARE FOOT    RENTS(1)
---------------------------------------------------------------------------------------------------------------
ADVANTIS TECHNOLOGIES, INC. (ROCKWOOD SPECIALTIES GROUP) (2)
    Alpharetta, GA                               100%                   191,975         6.64      1,275,000

24 HOUR FITNESS USA, INC.
    Englewood, CO                                100%                    50,000        18.28        914,027

ISL II - ROUNDOAK RAIL (2),(3)
    Brierley Hill, United Kingdom                100%                   120,646         7.18        865,943

ACTUANT CORP. AND GB TOOLS AND SUPPLIES, INC. (3)
Kahl am Main, Germany                            100%                   305,692         2.82        863,118

QUALSERV, CORP.
    Fort Smith, AR                               100%                   440,159         1.51        666,500

WADDINGTON NORTH AMERICA BUSINESS TRUST
    Chattanooga, TN                              100%                   238,585         2.67        637,500

BUILDERS FIRSTSOURCE - ATLANTIC GROUP, INC. AND BUILDERS FIRSTSOURCE - OHIO VALLEY, INC. (BUILDERS FIRSTSOURCE, INC.) (2)
                                     40% interest in a limited
    Norcross, GA; Elkwood, VA;        partnership owning land
    Cincinnati, OH                         and buldings                 389,261         3.56        553,751

SSG PRECISION OPTRONICS, INC. (TINSLEY LABORATORIES, INC.)
    Wilmington, MA                               100%                    37,696        13.82        521,193

DICK'S SPORTING GOODS, INC.
    Greenwood, IN                                100%                   under construction

OXFORD AUTOMOTIVE INC.
    McCalla, AL                                  100%                   under construction

UNIVERSAL TECHNICAL INSTITUTE OF PENNSYLVANIA, INC.
    Upper Uwchlan, PA                            100%                   under construction

UNIVERSAL TECHNICAL INSTITUTE OF ARIZONA, INC.
    Avondale, AZ                                 100%                   under construction

VACANT
    Tulsa, OK                                    100%                   757,784

    LESSEE (LEASE OBLIGOR)/             INCREASE      LEASE         MAXIMUM
           LOCATION                      FACTOR        TERM          TERM
----------------------------------------------------------------------------
ADVANTIS TECHNOLOGIES, INC. (ROCKWOOD SPECIALTIES GROUP) (2)
    Alpharetta, GA                         CPI       Jun. 2017     Jun. 2037

24 HOUR FITNESS USA, INC.
    Englewood, CO                         Stated     Apr. 2032     Apr. 2042

ISL II - ROUNDOAK RAIL (2),(3)
    Brierley Hill, United Kingdom         Stated     Oct. 2033     Nov. 2033

ACTUANT CORP. AND GB TOOLS AND SUPPLIES, INC. (3)
Kahl am Main, Germany                   German CPI   Jan. 2021     Jan. 2031

QUALSERV, CORP.
    Fort Smith, AR                         CPI       Jul. 2018     Jul. 2032

WADDINGTON NORTH AMERICA BUSINESS TRUST
    Chattanooga, TN                        CPI       Mar. 2022     Mar. 2042

BUILDERS FIRSTSOURCE - ATLANTIC GROUP, INC. AND BUILDERS FIRSTSOURCE - OHIO VALLEY, INC. (BUILDERS FIRSTSOURCE, INC.) (2)

    Norcross, GA; Elkwood, VA;
    Cincinnati, OH                         CPI       Dec. 2017     Dec. 2037

SSG PRECISION OPTRONICS, INC. (TINSLEY LABORATORIES, INC.)
    Wilmington, MA                         CPI       Nov. 2022     Nov. 2036

DICK'S SPORTING GOODS, INC.
    Greenwood, IN

OXFORD AUTOMOTIVE INC.
    McCalla, AL

UNIVERSAL TECHNICAL INSTITUTE OF PENNSYLVANIA, INC.
    Upper Uwchlan, PA

UNIVERSAL TECHNICAL INSTITUTE OF ARIZONA, INC.
    Avondale, AZ

VACANT
    Tulsa, OK

         1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

         2.       This property is encumbered by a mortgage note payable.

         3.       Based on exchange rates at December 31, 2003.

         4. INSEE construction index, an index published quarterly by the French Government.

         5.       A portion of this property is under construction.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 3.  Legal Proceedings.

As of the date hereof, CPA(R):15 is not a party to any material pending legal proceedings.

Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the broker-dealer that managed the public offerings of the Company's common stock (and a wholly-owned subsidiary of the Company's advisor, W. P. Carey & Co. LLC), by the staff of the Securities and Exchange Commission, the Company was notified that Carey Financial had received a letter on or about March 4, 2004 from the staff of the Securities and Exchange Commission (the "SEC" or the "Commission") alleging certain infractions by Carey Financial and the Company of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). Although the letter was delivered in the context of a broker-dealer examination of Carey Financial, and states it is for the purpose of requiring Carey Financial to take corrective action, it contains allegations against both Carey Financial and the Company. It is not known at this time if the Commission intends to bring any action against Carey Financial or the Company. The infractions alleged, as they pertain to the Company, are described below.

The staff alleges that in connection with two public offerings of shares of the Company in 2002 and 2003 for which Carey Financial served as the dealer manager, CPA(R):15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleges that the Company and Carey Financial oversold the amount of securities registered in the first offering (the "Phase I Offering") completed in the fourth quarter of 2002 and sold securities with respect to the second offering (the "Phase II" Offering) before a registration statement with respect to such offering became effective in the first quarter of 2003. It appears to be the staff's position that, notwithstanding the fact that pending effectiveness of the registration statement investor funds were delivered into escrow and not to the Company or Carey Financial, such delivery involved sales of securities in violation of Section 5 of the Securities Act of 1933. In the event the Commission pursues these allegations, or if affected CPA(R):15 investors bring a similar private action, the Company might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time the amount of securities purchases the Company would be required to rescind, if any. As such, the Company cannot predict the potential effect such an offer may ultimately have on the operations of the Company. There can be no assurance such effect, if any, would not be material. Further, if the Commission commenced any action against the Company, it could seek different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties.

The staff also alleges that the prospectus delivered with respect to the Phase I Offering contained material misstatements and omissions because that prospectus did not disclose that the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering. The staff claims that the failure to disclose the advances constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. Carey Financial has reimbursed the Company for the interest cost of advancing the commissions that were later recovered by the Company from the Phase II Offering proceeds. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any, would not be material.

The staff also alleges that the Company's offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II offering. The staff letter asserts that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than was being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The staff claims that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPAR:15 with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any, would not be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Information with respect to CPA(R):15's common equity is hereby incorporated by reference to page 34 of CPA(R):15's Annual Report contained in Appendix A.

Item 6.  Selected Financial Data.

Selected Financial Data are hereby incorporated by reference to page 1 of CPA(R):15's Annual Report contained in appendix A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis are hereby incorporated by reference to pages 2 to 12 of CPA(R):15's Annual Report contained in Appendix A.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk:

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

All of CPA(R):15's long-term debt of $596,003 bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2003 ranged from 4.80% to 7.98%. CPA(R):15 had no variable rate debt as of December 31, 2003.

   (in thousands)           2004       2005       2006       2007       2008    Thereafter   Total    Fair Value
                            ----       ----       ----       ----       ----    ----------   -----    ----------
Fixed rate debt           $  9,016   $  9,986   $ 10,773   $ 11,688   $ 12,723   $541,817   $596,003    $578,096
Weighted average
       interest rate          6.10%      6.11%      6.10%      6.10%      6.09%      6.11%

CPA(R):15 conducts business in France, Germany and the United Kingdom. Realized and unrealized gains from foreign currency transactions totaled $3,173. In 2003, CPA(R):15 purchased properties in the United Kingdom and Germany and both the lease and debt on these properties will be denominated in British Pounds and Euros, respectively. CPA(R):15 is subject to material foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):15 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations affect foreign currency exchange rates. CPA(R):15 has obtained limited recourse mortgage financing at a fixed rate of interest in the local currency. To the extent that currency fluctuations affect rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates. Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from CPA(R):15's foreign operations are as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                  (in thousands)                    2004       2005       2006      2007        2008    Thereafter   Total
                                                    ----       ----       ----      ----        ----    ----------   -----
Rental income(1)                                  $ 19,814   $ 19,814   $ 19,814   $ 19,814   $ 19,814   $ 42,304   $141,374
Interest income from direct financing leases(1)   $  7,499   $  7,557   $  7,616   $  7,676   $  7,799   $199,248   $237,395

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2003 and thereafter are as follows:

  (in thousands)        2004       2005       2006       2007       2008    Thereafter    Total
                        ----       ----       ----       ----       ----    ----------    -----
Fixed rate debt (1)   $  3,056   $  3,404   $  3,751   $  4,197   $  4,794   $168,372   $187,574

(1) Based on December 31, 2003 exchange rate. The mortgage notes are denominated in the functional currency of the country of each property.

Item 8.  Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary data of CPA(R):15 are hereby incorporated by reference to pages 13 to 33 of CPA(R):15's Annual Report contained in Appendix A:

(i)      Report of Independent Auditors

(ii)     Consolidated Balance Sheets at December 31, 2003 and 2002

(iii) Consolidated Statements of Income for the years ended December 31, 2003, 2002 and the period from inception (February 26, 2001) through December 31, 2001

(iv) Consolidated Statements of Shareholders' Equity for the period from inception (February 26, 2001) through December 31, 2001, and the years ended December 31, 2002 and 2003.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and the period from inception (February 26, 2001) through December 31, 2001

(vi)     Notes to Consolidated Financial Statements

Item 9.  Disagreements on Accounting and Financial Disclosure.

NONE

Item 9A. Controls and Procedures

The Co-Chief Executive Officers and Chief Financial Officer of CPA(R):15 have conducted a review of CPA(R):15's disclosure controls and procedures as of December 31, 2003.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

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

Item 14. Principal Accountant Fees and Services.

This information will be contained in CPA(R):15's definitive Proxy Statement with respect to CPA(R):15's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the CPA(R):15's fiscal year, and is hereby incorporated by reference.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Consolidated Financial Statements:

            The following consolidated financial statements are filed as a part of this Report:

               Report of Independent Auditors.

               Consolidated Balance Sheets at December 31, 2003 and 2002.

               Consolidated Statements of Income for the years ended December 31, 2003, 2002 and the period from inception (February 26, 2001) through December 31, 2001.

               Consolidated Statements of Shareholders' Equity for the period from inception (February 26, 2001) through December 31, 2001, and the years ended December 31, 2002 and 2003.

               Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and the period from inception (February 26, 2001) through December 31, 2001.

               Notes to Consolidated Financial Statements.

            The consolidated financial statements are hereby incorporated by reference to pages 13 to 33 of CPA(R):15's Annual Report contained in Appendix A.

     (a) 2. Financial Statements of Material Equity Investees:

            Bolt (DE) Limited Partnership

               Report of Independent Auditors.

               Balance Sheets at December 31, 2003 and 2002 (unaudited).

               Statements of Operations for the year ended December 31, 2003 and the period from inception (December 3, 2002) to December 31, 2002 (unaudited).

               Statements of Partners' Capital for the year ended December 31, 2003 and the period from inception (December 3, 2002) to December 31, 2002 (unaudited).

               Statements of Cash Flows for the year ended December 31, 2003 and the period from inception (December 3, 2002) to December 31, 2002 (unaudited).

               Notes to Financial Statements.

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 of Bolt (DE) Limited Partnership.

            Well-Mez (Multi) LLC

               Report of Independent Auditors.

               Consolidated Balance Sheet at December 31, 2003.

               Consolidated Statement of Income for the year ended December 31, 2003.

               Consolidated Statement of Members' Equity for the year ended December 31, 2003.

               Consolidated Statement of Cash Flows for the year ended December 31, 2003.

               Notes to Financial Statements.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 of Well-Mez (Multi) LLC.

            Wrench (DE) Limited Partnership

               Report of Independent Auditors.

               Balance Sheets at December 31, 2003 and 2002 (unaudited).

               Statements of Operations for the year ended December 31, 2003 and the period from inception (December 18, 2002) to December 31, 2002 (unaudited).

               Statements of Partners' Capital for the year ended December 31, 2003 and for the period from inception (December 18, 2002) to December 31, 2002 (unaudited).

               Statements of Cash Flows for the year ended December 31, 2003 and the period from inception (December 18, 2002) to December 31, 2002 (unaudited).

               Notes to Financial Statements.

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003 of Wrench (DE) Limited Partnership.

            The financial statements of material equity investees are contained herewith in Item 15 on pages 26 to 49.

            The separate financial statements of material equity investees have been audited as of December 31, 2003 and for the year then ended in accordance with Rule 3-09 of Regulation S-X.

     (a) 3. Financial Statement Schedule:

            The following schedules are filed as a part of this Report:

              Report of Independent Auditors.

               Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2003.

               Schedule III of Registrant is contained on pages 58 to 62 of this Form 10-K.

            Financial Statement Schedules other than those listed above are omitted because the required information is given in the Consolidated Financial Statements, including the Notes thereto, or because the conditions requiring their filing do not exist.

                         REPORT of INDEPENDENT AUDITORS

To the Partners of
BOLT (DE) LIMITED PARTNERSHIP:

In our opinion, the financial statements listed in the index appearing under
Item 15(a)(2) present fairly, in all material respects, the financial position of BOLT (DE) LIMITED PARTNERSHIP at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2004

                          BOLT (DE) LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                    2003          2002
                                                                    ----          ----
                                                                               (unaudited)
                ASSETS:

Land                                                             $ 7,810,000   $ 7,810,000
Buildings, net of accumulated depreciation of $1,034,377 and
  $47,562 at December 31, 2003 and 2002                           38,439,892    39,423,655
Intangible assets, net of accumulated amortization of $282,052
  and $0 at December 31, 2003 and 2002                             5,906,162     6,188,214
Cash and cash equivalents                                              2,547             -
Escrow and restricted funds                                        2,881,393             -
Other assets                                                       1,120,574       275,500
                                                                 -----------   -----------
                    Total assets                                 $56,160,568   $53,697,369
                                                                 ===========   ===========

                LIABILITIES and PARTNERS' CAPITAL:

Liabilities:
Mortgage note payable                                            $27,273,832             -
Accrued interest payable                                             136,922             -
Accrued expenses                                                       2,439             -
Prepaid rent                                                         251,189   $   251,189
                                                                 -----------   -----------
                    Total liabilities                             27,664,382       251,189
                                                                 -----------   -----------

Commitments and contingencies

Partners' Capital:
General partner                                                   14,248,093    26,723,090
Limited partners                                                  14,248,093    26,723,090
                                                                 -----------   -----------
                                                                  28,496,186    53,446,180
                                                                 -----------   -----------

                    Total liabilities and partners' capital      $56,160,568   $53,697,369
                                                                 ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                          BOLT (DE) LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
             For the year ended December 31, 2003 and for the period from inception (December 3, 2002) to December 31, 2002

                                                         2003         2002
                                                      ----------   ----------
                                                                   (unaudited)
Revenue:
       Rental income                                  $5,902,225   $   13,221
                                                      ----------   ----------
                                                       5,902,225       13,221
                                                      ----------   ----------

Expenses:
       Interest on mortgages                           1,607,331            -
       Depreciation and amortization of intangibles    1,268,866       47,562
       General and administrative                          7,200            -
                                                      ----------   ----------
                                                       2,883,397       47,562
                                                      ----------   ----------

       Net income (loss)                              $3,018,828   $  (34,341)
                                                      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                          BOLT (DE) LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
             For the year ended December 31, 2003 and for the period from inception (December 3, 2002) to December 31, 2002

                                       General Partner Limited Partners     Total
                                       --------------- ----------------     -----
Capital contributed (unaudited)          $ 26,740,261    $ 26,740,260    $ 53,480,521

Net loss (unaudited)                          (17,171)        (17,170)        (34,341)
                                         ------------    ------------    ------------

Balance, December 31, 2002 (unaudited)     26,723,090      26,723,090      53,446,180

Distributions                             (13,984,411)    (13,984,411)    (27,968,822)

Net income                                  1,509,414       1,509,414       3,018,828
                                         ------------    ------------    ------------

Balance, December 31, 2003               $ 14,248,093    $ 14,248,093    $ 28,496,186
                                         ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                          BOLT (DE) LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the year ended December 31, 2003 and for the period from inception (December 3, 2002) to December 31, 2002

                                                                               2003           2002
                                                                               ----           ----
                                                                                            (unaudited)
 Cash flows from operating activities:
       Net income (loss)                                                   $  3,018,828    $    (34,341)
       Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
             Straight-line rent adjustment                                   (1,026,594)              -
             Depreciation and amortization                                    1,278,920          47,562
             Increase in escrow and restricted funds                         (2,881,393)              -
             Increase in accrued expenses                                         2,439               -
             Increase in accrued interest payable                               136,922         251,189
                                                                           ------------    ------------
                    Net cash provided by operating activities                   529,122         264,410
                                                                           ------------    ------------

Cash flows from investing activities:
       Purchase of real estate assets                                                 -     (53,469,431)
       Costs capitalized subsequent to acquisition                               (3,052)              -
                                                                           ------------    ------------
             Net cash used in investing activities                               (3,052)    (53,469,431)
                                                                           ------------    ------------

Cash flows from financing activities:
       Distributions paid                                                   (27,968,822)              -
       Capital contributions                                                                 53,480,521
       Proceeds from mortgage                                                27,550,047               -
       Deferred financing costs and mortgage deposits                           171,467        (275,500)
       Payment of mortgage principal                                           (276,215)              -
                                                                           ------------    ------------
             Net cash (used in) provided by financing activities               (523,523)     53,205,021
                                                                           ------------    ------------

Net increase in cash and cash equivalents                                         2,547               -

Cash and cash equivalents, beginning of period                                        -               -
                                                                           ------------    ------------

Cash and cash equivalents, end of period                                   $      2,547    $          -
                                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                          BOLT (DE) LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

         Bolt (DE) Limited Partnership (the "Company") was formed in Delaware on December 3, 2002 as a limited partnership. A partnership is not liable for federal taxes as each partner recognizes his proportionate share of income in his tax return, Accordingly, no provision for income taxes is recognized.

         The Company's business consists of the leasing of three industrial properties to TruServ Corporation ("TruServ") pursuant to a master net lease. The lease has an initial term of 20 years through December 31, 2022 with a first renewal term of nine years and eleven months followed by a renewal term of ten years.

2. Summary of Significant Accounting Policies:

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets, classification of real estate leased to others and identification of any intangible assets identified in connection with asset acquisitions. Actual results could differ from those estimates.

         Real Estate Leased to Others:

         Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2003, TruServ was responsible for direct payments of real estate taxes of approximately $642,000. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations, which increase the useful life of the properties, are capitalized.

         The lease is accounted for under the operating method, that is real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

         In connection with the Company's acquisition of properties, purchase costs were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. No value was attributed to above-market or below-market value of leases.

         The total amount of other intangible assets was allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values included the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired was measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates were used to determine these values.

         Factors considered in the analysis included the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considered information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs were not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

                          BOLT (DE) LIMITED PARTNERSHIP

         The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

         Depreciation is computed using the straight-line method over the estimated useful life of the properties - 40 years.

         When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

         Scheduled future minimum rents on the TruServ lease, exclusive of renewals, under are as follows:

Year Ending December 31,
------------------------
2004                             $  4,947,066
2005                                5,020,432
2006                                5,120,841
2007                                5,223,257
2008                                5,327,723
Thereafter through 2022            86,806,805
                                 ------------
  Total                          $112,446,124
                                 ------------

   Cash Equivalents:

         The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2003, the Company had on deposit at one financial institution all of its cash and cash equivalents. The Company had no cash at December 31, 2002.

   Other Assets:

         Other assets are comprised primarily of deferred rental income. Deferred rental income is the aggregate difference between scheduled rents which vary during the lease term and income recognized on a straight-line basis.

3. Mortgage Note Payable:

         The Company's mortgage note payable is collateralized by the Company's three TruServ properties and by the rights of assignment on the Company's master lease on the properties. The mortgage notes bear interest at a rate of 5.83% per annum with a balloon payment of $23,289,275 scheduled in February 2013.

         Scheduled principal payments during each of the next five years following December 31, 2003 and thereafter are as follows:

Year Ending December 31,
------------------------
2004                             $   338,641
2005                                 363,818
2006                                 385,915
2007                                 409,355
2008                                 429,865
Thereafter through 2013           25,346,238
                                 -----------
   Total                         $27,273,832
                                 ===========

         The fair value of the Company's mortgage note payable at December 31, 2003 is approximately $26,900,000. .

                          BOLT (DE) LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                                                                 Gross Amount at which Carried
                                                Initial Cost to Company                              at Close of Period (c)
                                                -----------------------                              ----------------------
                                                                          Costs Capitalized
                                                                            Subsequent to
         Description              Encumbrances     Land       Buildings    Acquisition (a)     Land        Buildings       Total
         -----------              ------------     ----       ---------    ---------------     ----        ---------       -----
Real Estate Accounted for
  Under the Operating Method:
                                  $27,273,832   $7,810,000   $39,471,217       $3,052       $7,810,000    $39,474,269   $47,284,269
                                  -----------   ----------   -----------       ------       ----------    -----------   -----------
                                  $27,273,832   $7,810,000   $39,471,217       $3,052       $7,810,000    $39,474,269   $47,284,269
                                  ===========   ==========   ===========       ======       ==========    ===========   ===========

                                                                         Life on which
                                                                        Depreciation in
                                                                      Latest Statement of
                                    Accumulated                             Income
         Description              Depreciation (c)  Date Acquired         is Computed
         -----------              ----------------  -------------         -----------
Real Estate Accounted for
  Under the Operating Method:
                                     $1,034,377    December 26, 2002       40 years
                                     ----------
                                     $1,034,377
                                     ==========

         (a) Consists of the costs of improvements subsequent to purchase and other acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

         (b) At December 31, 2003, the aggregate cost of real estate owned by Bolt (DE) Limited Partnership for Federal income tax purposes is $53,472,483.

         (c)

                                       Reconciliation of Real Estate
                                  Accounted for Under the Operating Method
                                                December 31,
                                                ------------
                                            2003          2002
                                         -----------   -----------
Balance at beginning of year             $47,281,217             -
Additions                                      3,052   $47,281,217
                                         -----------   -----------
Balance at close of year                 $47,284,269   $47,281,217
                                         ===========   ===========

                                            2003          2002
                                         -----------   -----------
Balance at beginning of year             $    47,562             -
Additions                                    986,815   $    47,562
                                         -----------   -----------
Balance at close of year                 $ 1,034,377   $    47,562
                                         ===========   ===========

                         REPORT of INDEPENDENT AUDITORS

To the Members of
 WELL-MEZ (MULTI) LLC:

In our opinion, the financial statements listed in the index appearing under
Item 15(a)(2) present fairly, in all material respects, the financial position of WELL-MEZ (MULTI) LLC at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2004

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003

                       ASSETS:
Land                                                               $ 44,473,000
Buildings, net of accumulated depreciation of $2,439,585            109,081,696
Intangible assets, net of accumulated amortization of $870,354       21,164,697
Cash and cash equivalents                                             7,620,313
Escrow and restricted funds                                           9,781,236
Other assets                                                            108,300
                                                                   ------------
                    Total assets                                   $192,229,242
                                                                   ============

                LIABILITIES and MEMBERS' EQUITY:

Liabilities:
Mortgage notes payable                                             $106,840,629
Accrued interest payable                                                682,352
Accounts payable and accrued expenses                                   157,704
Prepaid rent and security deposit                                    10,335,367
                                                                   ------------
                    Total liabilities                               118,016,052
                                                                   ------------

Commitments and contingencies

Members' Equity                                                      74,213,190
                                                                   ------------
                    Total liabilities and members' equity          $192,229,242
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                      For the year ended December 31, 2003

Revenue:
       Rental income                                  $16,373,633
       Other income                                        43,493
                                                      -----------
                                                       16,417,126
                                                      -----------

Expenses:
       Interest on mortgages                            7,295,517
       Depreciation and amortization of intangibles     3,309,939
       General and administrative                         143,927
                                                      -----------
                                                       10,749,383
                                                      -----------

           Net income                                 $ 5,667,743
                                                      ===========

Note: The Company had no operations for the period of inception (December 11, 2002) to December 31, 2002

   The accompanying notes are an integral part of these financial statements.

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                      For the year ended December 31, 2003

Capital contributed          $ 71,893,736

        Distributions          (3,348,289)

           Net income           5,667,743
                             ------------

Balance, December 31, 2003   $ 74,213,190
                             ============

   The accompanying notes are an integral part of these financial statements.

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      For the year ended December 31, 2003

                                                                                               2003
                                                                                               ----
Cash flows from operating activities:
             Net income                                                                    $   5,667,743
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization                                                     3,319,824
             Increase in escrow and restricted funds and other assets                         (7,263,041)
             Increase in accrued expenses                                                        157,704
             Increase in prepaid rent and security deposits                                   10,335,367
             Increase in accrued interest payable                                                682,352
                                                                                           -------------
                    Net cash provided by operating activities                                 12,899,949
                                                                                           -------------

Cash flows from investing activities:
       Purchase of real estate assets                                                       (178,029,332)
                                                                                           -------------
             Net cash used in investing activities                                          (178,029,332)
                                                                                           -------------

Cash flows from financing activities:
       Distributions paid                                                                     (3,348,289)
       Capital contributions                                                                  71,893,736
       Proceeds from mortgage                                                                108,300,000
       Deferred financing costs and mortgage deposits                                         (2,636,380)
       Payment of mortgage principal                                                          (1,459,371)
                                                                                           -------------
             Net cash provided by financing activities                                       172,749,696
                                                                                           -------------

Net increase in cash and cash equivalents                                                      7,620,313

Cash and cash equivalents, beginning of year                                                           -
                                                                                           -------------

Cash and cash equivalents, end of year                                                     $   7,620,313
                                                                                           =============

   The accompanying notes are an integral part of these financial statements.

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

         Well-Mez (Multi) LLC (the "Company") was formed in Delaware on December 11, 2002 as a limited liability company. The Company had no operations until February 2003. As a limited liability company, the Company has elected to be treated as a partnership for tax purposes. A partnership is not liable for federal taxes as each partner recognizes his proportionate share of income in his tax return. Accordingly, no provision for income taxes is recognized.

         The Company's business consists of the leasing of 15 health club facilities to Starmark Camhood LLC ("Starmark") pursuant to a master net lease. The lease has an initial term of 20 years with three renewal terms of ten years.

2. Summary of Significant Accounting Policies:

         Basis of Consolidation:

         The consolidated financial statements include the accounts of the Company and Well-Prop (Multi) LLC, a 100% owned subsidiary. All material inter-entity transactions are eliminated.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments, classification of real estate leased to others and identification of any intangible assets identified in connection with asset acquisitions. Actual results could differ from those estimates.

         Real Estate Leased to Others:

         Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2003, Starmark was responsible for direct payments of real estate taxes of approximately $2,549,000. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations, which increase the useful life of the properties, are capitalized.

         The lease is accounted for under the operating method, that is real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

         In connection with the Company's acquisition of properties, purchase costs were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. No value was attributed to above-market or below-market value of leases.

         The total amount of other intangible assets was allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values included the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired was measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates were used to determine these values.

         Factors considered in the analysis included the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considered information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs were not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

         The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

   Depreciation is computed using the straight-line method over the estimated useful life of the properties - 40 years.

         When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

         Cash Equivalents:

                  The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2003, the Company had on deposit at one financial institution all of its cash and cash equivalents.

3. Mortgage Notes Payable:

   The Company's mortgage notes payable are collateralized by the Company's fifteen Starmark properties and by the rights of assignment on the Company's master lease on the properties. Mortgage notes aggregating $88,300,000 bear interest at a rate of 6.6% per annum with a balloon payment of $76,380,968 scheduled in March 2013. A subordinated mortgage note payable of $20,000,000 bears interest at 11.15% and will fully amortize in March 2013.

   Scheduled principal payments during each of the next five years following December 31, 2003 and thereafter are as follows:

Year Ending December 31,
------------------------
2004                             $  2,126,830
2005                                2,357,684
2006                                2,588,755
2007                                2,843,915
2008                                3,105,316
Thereafter through 2013            93,818,129
                                 ------------
  Total                          $106,840,629
                                 ============

   The fair value of the Company's mortgage notes payable at December 31, 2003 is approximately $105,552,000.

4. Real Estate Leased to Others Accounted for Under the Operating Method:

   Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases are approximately as follows:

Year Ending December 31,
------------------------
2004                             $ 18,272,400
2005                               18,272,400
2006                               18,272,400
2007                               18,272,400
2008                               18,272,400
Thereafter through 2023           258,859,000
                                 ------------
  Total                          $350,221,000
                                 ============

                              WELL-MEZ (MULTI) LLC
                                 AND SUBSIDIARY

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                                                                     Gross Amount at which Carried
                                             Initial Cost to Company                                     at Close of Period (c)
                                             -----------------------                                     ----------------------
                                                                         Costs Capitalized
                                                                           Subsequent to
      Description         Encumbrances        Land        Buildings        Acquisition (a)       Land          Buildings
-----------------------   ------------        ----        ---------        ---------------       ----          ---------
Real Estate Accounted
  for Under the
  Operating Method:
                          $106,840,629    $44,473,000    $111,502,420          $18,861        $44,473,000     $111,521,281
                          ------------    -----------    ------------          -------        -----------     ------------
                          $106,840,629    $44,473,000    $111,502,420          $18,861        $44,473,000     $111,521,281
                          ============    ===========    ============          =======        ===========     ============

                                                                                     Life on which
                                                                                    Depreciation in
                                                                                  Latest Statement of
                                             Accumulated                                 Income
     Description             Total         Depreciation (c)     Date Acquired         is Computed
----------------------       -----         ----------------     -------------     -------------------
Real Estate Accounted
  for Under the
  Operating Method:
                          $155,994,281        $2,439,585       February 7, 2003         40 years
                          ------------        ----------
                          $155,994,281        $2,439,585
                          ============        ==========

(a) Consists of the costs of improvements subsequent to purchase and other acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b) At December 31, 2003, the aggregate cost of real estate owned by Well-Mez (Multi) LLC and subsidiary for Federal income tax purposes is $178,029,332.

(c)

                                             Reconciliation of Real Estate
                                        Accounted for Under the Operating Method
                                                    December 31, 2003
                                                    -----------------
Balance at beginning of year                                      -
Additions                                              $155,994,281
                                                       ------------
Balance at close of year                               $155,994,281
                                                       ============

                                       Reconciliation of Accumulated Depreciation
                                                    December 31, 2003
                                                    -----------------
Balance at beginning of year                                      -
Depreciation expense                                   $  2,439,585
                                                       ------------
Balance at close of year                               $  2,439,585
                                                       ============

                         REPORT of INDEPENDENT AUDITORS

To the Partners of
WRENCH (DE) LIMITED PARTNERSHIP:

In our opinion, the financial statements listed in the index appearing under
Item 15(a)(2) present fairly, in all material respects, the financial position of WRENCH (DE) LIMITED PARTNERSHIP at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2004

                         WRENCH (DE) LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                           December 31, 2003 and 2002

                                                                    2003          2002
                                                                    ----          ----
                                                                               (unaudited)
                ASSETS:
Land                                                             $ 6,590,000   $ 6,590,000
Buildings, net of accumulated depreciation of $848,430 and
  $38,649 at December 31, 2003 and 2002                           31,544,460    32,351,191
Intangible assets, net of accumulated amortization of $265,625
  and $0 at December 31, 2003 and 2002                             5,577,764     5,843,389
Cash and cash equivalents                                              4,898             -
Escrow and restricted funds                                        2,896,150     2,735,142
Other assets                                                         814,791             -
                                                                 -----------   -----------
                    Total assets                                 $47,428,063   $47,519,722
                                                                 ===========   ===========

                LIABILITIES and PARTNERS' CAPITAL:

Liabilities:
Mortgage note payable                                            $27,052,307   $27,351,416
Accrued interest                                                     135,810         4,577
Accrued expenses                                                      23,185             -
Prepaid and deferred rent                                          1,306,940     1,335,188
                                                                 -----------   -----------
                    Total liabilities                             28,518,242    28,691,181
                                                                 -----------   -----------

Commitments and contingencies

Partners' Capital:
General partner                                                    9,454,910     9,414,270
Limited partners                                                   9,454,911     9,414,271
                                                                 -----------   -----------
                                                                  18,909,821    18,828,541
                                                                 -----------   -----------

                    Total liabilities and partners' capital      $47,428,063   $47,519,722
                                                                 ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         WRENCH (DE) LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
             For the year ended December 31, 2003 and for the period from inception (December 18, 2002) to December 31, 2002

                                                         2003         2002
                                                         ----         ----
                                                                   (unaudited)
Revenue:
       Rental income                                  $4,796,305   $   10,803
       Other income                                       15,000            -
                                                      ----------   ----------
                                                       4,811,305       10,803
                                                      ----------   ----------

Expenses:
       Interest on mortgages                           1,606,131        4,577
       Depreciation and amortization of intangibles    1,075,406       38,649
       General and administrative                         26,708            -
                                                      ----------   ----------
                                                       2,708,245       43,226
                                                      ----------   ----------

                      Net income (loss)               $2,103,060   $  (32,423)
                                                      ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                         WRENCH (DE) LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
             For the year ended December 31, 2003 and for the period from inception (December 18, 2002) to December 31, 2002

                                       General Partner Limited Partners     Total
                                       --------------- ----------------     -----
Capital contributed (unaudited)          $  9,430,482    $  9,430,482    $ 18,860,964

Net loss (unaudited)                          (16,212)        (16,211)        (32,423)
                                         ------------    ------------    ------------

Balance, December 31, 2002 (unaudited)      9,414,270       9,414,271      18,828,541

        Distributions                      (1,010,890)     (1,010,890)     (2,021,780)

           Net income                       1,051,530       1,051,530       2,103,060
                                         ------------    ------------    ------------

Balance, December 31, 2003               $  9,454,910    $  9,454,911    $ 18,909,821
                                         ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                         WRENCH (DE) LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
             For the year ended December 31, 2003 and for the period from inception (December 18, 2002) to December 31, 2002

                                                                                                      2003            2002
                                                                                                      ----            ----
                                                                                                                   (unaudited)
 Cash flows from operating activities:
       Net income (loss)                                                                          $  2,103,060    $    (32,423)
       Adjustments to reconcile net income (loss) to net cash
             provided by operating activities:
             Straight-line rent adjustment and amortization of deferred rent                          (812,114)              -
             Depreciation and amortization                                                           1,078,323          38,649
             Increase in other assets and escrow and restricted funds                                 (161,517)              -
             Increase in accrued expenses                                                               23,185               -
             Increase in prepaid rent                                                                        -         205,263
             Increase in accrued interest                                                              131,233           4,577
                                                                                                  ------------    ------------
                    Net cash provided by operating activities                                        2,362,170         216,066
                                                                                                  ------------    ------------

Cash flows from investing activities:
       Purchase of real estate assets and liabilities                                                        -     (43,693,304)
       Cost capitalized subsequent to purchase                                                          (3,050)              -
                                                                                                  ------------    ------------
             Net cash used in investing activities                                                      (3,050)    (43,693,304)
                                                                                                  ------------    ------------

Cash flows from financing activities:
       Distributions paid                                                                           (2,021,780)              -
       Capital contributions                                                                                 -      18,860,964
       Proceeds from mortgage                                                                                -      27,351,416
       Deferred financing costs and mortgage deposits                                                  (33,333)     (2,735,142)
       Payment of mortgage principal                                                                  (299,109)              -
                                                                                                  ------------    ------------
             Net cash (used in) provided by financing activities                                    (2,354,222)     43,477,238
                                                                                                  ------------    ------------

Net increase in cash and cash equivalents                                                                4,898               -

Cash and cash equivalents, beginning of period                                                               -               -
                                                                                                  ------------    ------------

Cash and cash equivalents, end of period                                                          $      4,898        $      -
                                                                                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                         WRENCH (DE) LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1. Organization and Business:

         Wrench (DE) Limited Partnership (the "Company") was formed in Delaware on December 18, 2002 as a limited partnership. A partnership is not liable for federal taxes as each partner recognizes his proportionate share of income in his tax return. Accordingly, no provision for income taxes is recognized.

         The Company's business consists of the leasing of two industrial properties to TruServ Corporation ("TruServ") pursuant to a master net lease. The lease has an initial term of 20 years through December 31, 2022 with a first renewal term of nine years and eleven months followed by a renewal term of ten years.

2. Summary of Significant Accounting Policies:

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Real Estate Leased to Others:

         Real estate is leased to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. For the year ended December 31, 2003, TruServ was responsible for direct payments of real estate taxes of approximately $597,000. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations, which increase the useful life of the properties, are capitalized.

         The lease is accounted for under the operating method, that is real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

         In connection with the Company's acquisition of properties, purchase costs were allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases is included in deferred rent liability.

         The total amount of other intangible assets was allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values included the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired was measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates were used to determine these values.

         Factors considered in the analysis included the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considered information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs were not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

                         WRENCH (DE) LIMITED PARTNERSHIP

         The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

         Depreciation is computed using the straight-line method over the estimated useful life of the properties - 40 years.

         When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value.

         Scheduled future minimum rents on the TruServ lease, exclusive of renewals, under are as follows:

Year Ending December 31,
------------------------
2004                             $ 4,042,565
2005                               4,102,517
2006                               4,184,568
2007                               4,268,259
2008                               4,353,624
Thereafter through 2022           70,935,412
                                 -----------
   Total                         $91,886,945
                                 ===========

         Cash Equivalents:

                  The Company considers all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2003, the Company had on deposit at one financial institution all of its cash and cash equivalents.

         Other Assets:

                  Other assets are comprised primarily of deferred rental income. Deferred rental income is the aggregate difference between scheduled rents which vary during the lease term and income recognized on a straight-line basis.

3. Mortgage Notes Payable:

   The Company's mortgage note payable is collateralized by the Company's two TruServ properties and by the rights of assignment on the Company's master lease on the properties. The mortgage notes bear interest at a rate of 5.83% per annum with a balloon payment of $23,123,745 scheduled in January 2013.

   Scheduled principal payments during each of the next five years following December 31, 2003 and thereafter are as follows:

Year Ending December 31,
------------------------
2004                             $   337,715
2005                                 362,798
2006                                 384,834
2007                                 408,208
2008                                 428,685
Thereafter through 2013           25,130,067
                                 -----------
  Total                          $27,052,307
                                 ===========

         The fair value of the Company's mortgage note payable at December 31, 2003 is approximately $26,683,000.

                         WRENCH (DE) LIMITED PARTNERSHIP

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2003

                                                                                                     Gross Amount at which Carried
                                             Initial Cost to Company                                     at Close of Period (c)
                                             -----------------------                                     ----------------------
                                                                         Costs Capitalized
                                                                           Subsequent to
     Description          Encumbrances        Land        Buildings       Acquisition (a)        Land          Buildings
----------------------    ------------        ----        ---------       ---------------        ----          ---------
Real Estate Accounted
  for Under the
  Operating Method:
                          $27,052,307     $6,590,000     $32,389,840          $3,050          $6,590,000      $32,392,890
                          -----------     ----------     -----------          ------          ----------      -----------
                          $27,052,307     $6,590,000     $32,389,840          $3,050          $6,590,000      $32,392,890
                          ===========     ==========     ===========          ======          ==========      ===========

                                                                                     Life on which
                                                                                    Depreciation in
                                                                                  Latest Statement of
                                             Accumulated                                 Income
     Description             Total         Depreciation (c)     Date Acquired         is Computed
----------------------       -----         ----------------     -------------     -------------------
Real Estate Accounted
  for Under the
  Operating Method:
                          $38,982,890          $848,430       December 26, 2002        40 years
                          -----------          --------
                          $38,982,890          $848,430
                          ===========          ========

(a) Consists of the costs of improvements subsequent to purchase and other acquisition costs including legal fees, appraisal fees, title costs and other related professional fees.

(b)      At December 31, 2003, the aggregate cost of real estate owned by Wrench
         (DE) Limited Partnership for Federal income tax purposes is $44,826,279.

(c)

                                       Reconciliation of Real Estate
                                 Accounted for Under the Operating Method
                                            December 31, 2003
                                            -----------------
Balance at beginning of year                   $38,979,840
Additions                                            3,050
                                               -----------
Balance at close of year                       $38,982,890
                                               ===========

                                      Reconciliation of Accumulated Depreciation
                                                  December 31, 2003
                                                  -----------------
Balance at beginning of year                           $ 38,649
Depreciation expense                                    809,781
                                                       --------
Balance at close of year                               $848,430
                                                       ========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

(a) 4. Exhibits:

         The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
  No.                        Description                                                Method of Filing
  ---                        -----------                                                ----------------
 3.1       Articles of Incorporation of Registrant          Exhibit 3.1 to Registration Statement (Form S-11) No. 333-58854

 3.2       Amended and Restated Bylaws of Registrant        Exhibit 3.2 to Amendment No. 1 to Registration Statement (Form S-11/A)
                                                            No. 333-100525 dated May 1, 2003

 4.1       2001 Dividend Reinvestment and Stock Purchase    Exhibit 4.1 to Amendment No. 1 to Registration Statement (Form S-11/A)
           Plan of Registrant                               No. 333-58854 dated November 1, 2001

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

10.4       Form of Wholesaling Agreement                    Exhibit 10.4 to Registration Statement (Form S-11) No. 333-58854

10.4(1)    Form of Wholesaling Agreement                    Exhibit 10.4 to Amendment No. 1 to Registration Statement (Form S-11/A)
                                                            No. 333-58854 dated November 1, 2001

10.4(2)    Sales Agency Agreement                           Exhibit 10.4 to Registration Statement (Form S-11) No. 333-100525

10.5       Form of Escrow Agreement                         Exhibit 10.5 to Registration Statement (Form S-11) No. 333-58854

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit
  No.                        Description                                                Method of Filing
  ---                        -----------                                                ----------------
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

10.7(1)    Amended and Restated Limited Partnership         Exhibit 10.7 to Amendment No. 1 to Registration Statement (Form S-11/A)
           Agreement of Goldfish (DE) LP                    No. 333-100525 dated November 21, 2002

10.8       Amended and Restated Advisory Agreement          Exhibit 10.8 to Post-Effective Amendment No. 2 to Registration Statement
                                                            (Form S-11/A) No. 333-58854 dated April 30, 2002

10.8(1)    Agreement of DE Limited Partnership of           Exhibit 10.8 to Amendment No. 1 to Registration Statement (Form S-11/A)
           Labrador (AZ) LP                                 No. 333-100525 dated November 21, 2002

10.9       Amended and Restated Wholesaling Agreement       Exhibit 10.9 to Post-Effective Amendment No. 2 to Registration Statement
                                                            (Form S-11/A) No. 333-58854 dated April 30, 2002

10.9(1)    Agreement of DE Limited Partnership of BFS       Exhibit 10.9 to Amendment No. 1 to Registration Statement (Form S-11/A)
           (DE) LP                                          No. 333-100525 dated November 21, 2002

10.10      Lease Agreement by and between Grocery (OK)      Exhibit 10.10 to Amendment No. 2 to Registration Statement (Form S-11/A)
           QRS 15-5, Inc., a Delaware corporation, as       No. 333-100525 dated December 18, 2002
           Landlord and Fleming Companies, Inc., an
            Oklahoma corporation, as Tenant

10.11      Lease Agreement by and between Module (DE)       Exhibit 10.11 to Amendment No. 2 to Registration Statement (Form S-11/A)
           Limited Partnership, a Delaware limited          No. 333-100525 dated December 18, 2002
           partnership, as Landlord and Tower Automotive
           Products Company, Inc., a Delaware
           corporation, and Tower Automotive Tool LLC,
           a Michigan limited liability company,
           collectively as Tenant

Exhibit
  No.                        Description                                                Method of Filing
  ---                        -----------                                                ----------------
10.12      Lease Agreement by and between Chassis (DE)      Exhibit 10.12 to Amendment No. 2 to Registration Statement (Form S-11/A)
           Limited Partnership, a Delaware limited          No. 333-100525 dated December 18, 2002
           partnership, as Landlord and Tower Automotive
           Products Company, Inc., a Delaware
           corporation, and Tower Automotive Tool LLC, a
           Michigan limited liability company,
           collectively as Tenant

10.13      Lease Agreement by and between Energy (NJ)       Exhibit 10.13 to Amendment No. 2 to Registration Statement (Form S-11/A)
           QRS 15-10, Inc., a Delaware corporation, as      No. 333-100525 dated December 18, 2002
           Landlord and Foster Wheeler Realty Services,
           Inc., a Delaware corporation, as Tenant

10.14      Lease between Massachusetts Mutual Life          Exhibit 10.14 to Amendment No. 2 to Registration Statement (Form S-11/A)
           Insurance Company, Landlord and SFX              No. 333-100525 dated December 18, 2002
           Entertainment, Inc., Tenant as assumed by
           Clear (NY) LP

10.15      Leasehold Mortgage and Security Agreement        Exhibit 10.15 to Amendment No. 3 to Registration Statement (Form S-11/A)
           between ENERGY (NJ) QRS 15-10, Inc., as          No. 333-100525 dated January 15, 2003
           mortgagor, and Morgan Stanley Dean Witter
           Mortgage Capital, Inc., as mortgagee, dated
           as of August 16, 2002, with respect to the
           property leased to Foster Wheeler Realty
           Services, Inc. in Clinton, New Jersey

10.16      Mortgage and Security Agreement between CLEAR    Exhibit 10.16 to Amendment No. 3 to Registration Statement (Form S-11/A)
           (NY) L.P., as mortgagor, and Lehman Brothers     No. 333-100525 dated January 15, 2003
           Bank, FSB, as mortgagee, dated as of December
           12, 2002, with respect to the property leased
           to SFX Entertainment, Inc. in New York, New
           York

10.17      Mortgage and Security Agreement between          Exhibit 10.17 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GROCERY (OK) QRS 15-5, Inc., as mortgagor,       No. 333-100525 dated January 15, 2003
           and Morgan Stanley Dean Witter Mortgage
           Capital, Inc., as mortgagee, dated as of June
           28, 2002, with respect to the property leased
           to Fleming Companies, Inc. in Tulsa, Oklahoma

10.18      Mortgage and Security Agreement between          Exhibit 10.18 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in Fridley,
           Minnesota

10.19      Deed of Trust and Security Agreement among       Exhibit 10.19 to Amendment No. 3 to Registration Statement (Form S-11/A)
           LABRADOR (AZ) LP, as grantor, the trustee of     No. 333-100525 dated January 15, 2003
           such trust, and Morgan Stanley Bank, as
           beneficiary, dated as of November 28, 2002,
           with respect to the property leased to
           PETsMART, Inc. in Phoenix, Arizona

10.20      Mortgage between GOLDFISH (DE) LP, as            Exhibit 10.20 to Amendment No. 3 to Registration Statement (Form S-11/A)
           mortgagor and Morgan Stanley Bank, as            No. 333-100525 dated January 15, 2003
           mortgagee, dated as of November 28, 2002,
           with respect to the property leased to
           PETsMART, Inc. in Flint, Michigan

Exhibit
  No.                        Description                                                Method of Filing
  ---                        -----------                                                ----------------
10.21      Mortgage and Security Agreement between          Exhibit 10.21 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in
           Tallahassee, Florida

10.22      Mortgage and Security Agreement between          Exhibit 10.22 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in
           Sawgrass, Florida

10.23      Mortgage and Security Agreement between          Exhibit 10.23 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in Lake
           Mary, Florida

10.24      Mortgage and Security Agreement between          Exhibit 10.24 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in Boca
           Raton, Florida

10.25      Mortgage and Security Agreement between          Exhibit 10.25 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in
           Evanston, Illinois

10.26      Mortgage and Security Agreement between          Exhibit 10.26 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as mortgagor and Morgan        No. 333-100525 dated January 15, 2003
           Stanley Bank, as mortgagee, dated as of
           November 28, 2002, with respect to the
           property leased to PETsMART, Inc. in
           Braintree, Massachusetts

10.27      Deed of Trust and Security Agreement among       Exhibit 10.27 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as grantor, the trustee of     No. 333-100525 dated January 15, 2003
           such trust, and Morgan Stanley Bank, as
           beneficiary, dated as of November 28, 2002,
           with respect to the property leased to
           PETsMART, Inc. in Oxon Hill, Maryland

10.28      Deed of Trust and Security Agreement among       Exhibit 10.28 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as grantor, the trustee of     No. 333-100525 dated January 15, 2003
           such trust, and Morgan Stanley Bank, as
           beneficiary, dated as of November 28, 2002,
           with respect to the property leased to
           PETsMART, Inc. in Dallas, Texas

10.29      Deed of Trust and Security Agreement among       Exhibit 10.29 to Amendment No. 3 to Registration Statement (Form S-11/A)
           GOLDFISH (DE) LP, as grantor, the trustee of     No. 333-100525 dated January 15, 2003
           such trust, and Morgan Stanley Bank, as
           beneficiary, dated as of November 28, 2002,
           with respect to the property leased to
           PETsMART, Inc. in Southlake, Texas

Exhibit
  No.                        Description                                                Method of Filing
  ---                        -----------                                                ----------------
10.30      Deed of Trust, Assignment of Leases and          Exhibit 10.30 to Amendment No. 3 to Registration Statement (Form S-11/A)
           Rents, Security Agreement and Fixture Filing     No. 333-100525 dated January 15, 2003
           among GOLDFISH (DE) LP, as trustor, the
           trustee of such trust, and Morgan Stanley
           Bank, as beneficiary, dated as of November
           28, 2002, with respect to the property leased
           to PETsMART, Inc. in Westlake Village,
           California

10.31      Lease between BOLT (DE) LIMITED PARTNERSHIP      Exhibit 10.31 to Amendment No. 3 to Registration Statement (Form S-11/A)
           and TruServ Corporation dated December 26,       No. 333-100525 dated January 15, 2003
           2002

10.32      Lease between HAMMER (DE) LIMITED PARTNERSHIP    Exhibit 10.32 to Amendment No. 3 to Registration Statement (Form S-11/A)
           and TruServ Corporation dated December 26,       No. 333-100525 dated January 15, 2003
           2002

10.33      Lease between WRENCH (DE) LIMITED PARTNERSHIP    Exhibit 10.33 to Amendment No. 3 to Registration Statement (Form S-11/A)
           and TruServ Corporation dated December 26,       No. 333-100525 dated January 15, 2003
           2002

10.34      Summary of Lease Agreement dated December 27,    Exhibit 10.34 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between Societe Logidis and Societe SCI     No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.35      Summary of Lease Agreement dated December 27,    Exhibit 10.35 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between Societe Logidis and Societe SCI     No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.36      Summary of Lease Agreement dated December 27,    Exhibit 10.36 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between Societe Logidis and Societe SCI     No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.37      Summary of Lease Agreement dated December 27,    Exhibit 10.37 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between Societe Logidis and Societe SCI     No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.38      Summary of Lease Agreement dated December 27,    Exhibit 10.38 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between Societe Logidis and Societe SCI     No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.39      Summary of Lease Agreement dated December 27,    Exhibit 10.39 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between Societe Logidis and Societe SCI     No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.40      Summary of Lease Agreement dated December 27,    Exhibit 10.40 to Amendment No. 3 to Registration Statement (Form S-11/A)
           2002 between CV logistique and Societe SCI       No. 333-100525 dated January 15, 2003
           Carlog. (Original document is in French only)

10.41      Summary of Mortgage terms with respect to the    Exhibit 10.41 to Amendment No. 3 to Registration Statement (Form S-11/A)
           financing of properties leased to Carrefour      No. 333-100525 dated January 15, 2003
           France SAS. (Original documents are in French
           only)

21.1       Subsidiaries of Registrant as of March 11,       Filed herewith
           2004

31.1       Certification of Co-Chief Executive Officers     Filed herewith

31.2       Certification of Chief Financial Officer         Filed herewith

Exhibit
  No.                        Description                                                Method of Filing
  ---                        -----------                                                ----------------
32.1       Section 906 Certification of Co-Chief            Filed herewith
           Executive Officers

32.2       Section 906 Certification of Chief Financial     Filed herewith
           Officer

99.1       Table VI: Acquisition of Properties by Prior     Exhibit 99.1 to Registration Statement (Form S-11) No. 333-58854
           Programs

99.1(1)    Table VI: Acquisition of Properties by Prior     Exhibit 99.1 to Amendment No. 1 to Registration Statement (Form S-11/A)
           Programs                                         No. 333-58854 dated November 1, 2001

99.1(2)    Table VI: Acquisition of Properties by Prior     Exhibit 99.1 to Post-Effective Amendment No. 2 to Registration Statement
           Programs                                         (Form S-11/A) No. 333-58854 dated April 30, 2002

(b) Reports on Form 8-K

         During the quarter ended December 31, 2003 the Registrant was not required to file any reports on Form 8-K.

(c) Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced March 19, 2003 (File #333-100525) is as follows as of December 31, 2003:

Shares registered:                                                                                         69,000,000

Aggregate price of offering amount registered:                                                           $690,000,000

Shares sold:                                                                                               64,687,294

Aggregated offering price of amount sold:                                                                $646,872,940

Direct or indirect payments to directors,
   officers, general partners of the issuer or their associates, to persons owning ten percent or more of any class of equity securities of the issuer and to
   affiliates of the issuer:                                                                             $ 13,473,245

Direct or indirect payments to others:                                                                   $ 55,217,406

Net offering proceeds to the issuer after deducting expenses:                                            $578,182,289

Purchases of real estate and equity investments:                                                         $212,608,219

Temporary investments in cash and cash equivalents:                                                      $365,574,070

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED a Maryland corporation

  3/12/04                 BY:   /s/ John J. Park
-----------                     -----------------------------
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

                                CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

  3/12/04                 BY:   /s/ William Polk Carey
-----------                     ------------------------------------
    Date                        William Polk Carey
                                Chairman of the Board, Co-Chief
                                Executive Officer and Director
                                (Principal Executive Officer)

  3/12/04                 BY:   /s/ Gordon F. DuGan
-----------                     ------------------------------------
    Date                        Gordon F. DuGan
                                Vice Chairman of the Board, Co-Chief
                                Executive Officer,
                                Senior Managing Director and Chief
                                Acquisitions Officer
                                (Principal Executive Officer)

  3/12/04                 BY:   /s/ Anne R. Coolidge
-----------                     ------------------------------------
    Date                        Anne R. Coolidge
                                President

  3/12/04                 BY:   /s/ Francis X. Diebold
-----------                     ------------------------------------
    Date                        Francis X. Diebold
                                Director

  3/12/04                 BY:   /s/ Elizabeth P. Munson
-----------                     ------------------------------------
    Date                        Elizabeth P. Munson
                                Director

  3/12/04                 BY:   /s/ Charles E. Parente
-----------                     ------------------------------------
    Date                        Charles E. Parente
                                Director

  3/12/04                 BY:   /s/ George E. Stoddard
-----------                     ------------------------------------
    Date                        George E. Stoddard
                                Director

  3/12/04                 BY:   /s/ John J. Park
-----------                     ------------------------------------
    Date                        John J. Park
                                Managing Director and Chief Financial
                                Officer (Principal Financial Officer)

  3/12/04                 BY:   /s/ Claude Fernandez
-----------                     ------------------------------------
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

                         REPORT of INDEPENDENT AUDITORS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 12, 2004 appearing in the 2003 Annual Report to Shareholders of Corporate Property Associates 15 Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(3) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2004

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003

                                                                                                   Initial Cost to Company
                                                                                                   -----------------------
                          Description                                           Encumbrances         Land          Buildings
                          -----------                                           ------------         ----          ---------
Operating Method:
Industrial facilities leased to Tower Automotive, Inc.                          $ 11,884,873     $  1,180,000    $ 19,815,621
Office facility leased to Racal Instruments, Inc.                                  3,323,788        4,930,000
Office facility leased to Advantis Technologies, Inc.                              8,393,401        1,750,000      11,339,005
Vacant distribution and warehouse facility leased in Tulsa, Oklahoma              29,598,797        1,000,000      52,870,063
Distribution and warehouse facility leased to Trends Clothing Corp.                8,333,919        3,800,000      11,069,110
Leasehold interest in office facility leased to Foster Wheeler, Ltd.              28,820,276                -      47,015,707
Industrial facility leased to BE Aerospace, Inc.                                  10,371,886        6,600,000       8,870,072
Office facilities leased to Danka Office Imaging Company                          20,468,187        1,750,000       7,408,115
Office, light engineering and warehouse facilities leased to Overland
   Strorage, Inc.                                                                 19,759,580        8,050,000      22,046,836
Warehouse, distribution and office facilities leased to SSG Precision
   Optronics, Inc.                                                                         -          870,000       4,097,653
Assisted-living facilities leased to Medica-France, SA                            42,053,394        5,329,401      35,001,068
Office facilities leased to Clear Channel Communications, Inc.                    84,034,203       48,000,000     104,041,885
Warehouse and distribution facilities leased to Carrefour France, SA and
   Carrefour Hypermarches France, SA                                             121,422,041       11,249,761      95,122,572
Warehouse, distribution and office facilities leased to Meadowbrook Meat
   Company, Inc.                                                                  17,813,193        3,440,000      26,975,009
Movie Theatre leased to Rave Motion Pictures Baton Rouge LLC                               -        4,767,250       6,912,077
Industrial facility leased to Polar Plastics Inc.                                  9,326,537          600,000      13,836,806
Industrial facilities leased to Qualserv Corporation                                       -          980,000       7,261,961

                                                                                Costs
                                                                             Capitalized     Increases
                                                                            Subsequent to  (Decreases) in
                          Description                                      Acquisition (a) Investment (b)     Land        Buildings
                          -----------                                      --------------- --------------     ----        ---------
Operating Method:
Industrial facilities leased to Tower Automotive, Inc.                       $    16,543                  $  1,180,000  $ 19,832,164
Office facility leased to Racal Instruments, Inc.                                                            4,930,000
Office facility leased to Advantis Technologies, Inc.                                                        1,750,000    11,339,005
Vacant distribution and warehouse facility leased in Tulsa, Oklahoma           2,016,978     (24,000,000)    1,000,000    30,887,041
Distribution and warehouse facility leased to Trends Clothing Corp.               33,983                     3,800,000    11,103,093
Leasehold interest in office facility leased to Foster Wheeler, Ltd.               3,164                                  47,018,871
Industrial facility leased to BE Aerospace, Inc.                                  40,192                     6,600,000     8,910,264
Office facilities leased to Danka Office Imaging Company                      22,485,011                     3,200,000    28,443,126
Office, light engineering and warehouse facilities leased to Overland
   Strorage, Inc.                                                                 24,257                     8,050,000    22,071,093
Warehouse, distribution and office facilities leased to SSG Precision
   Optronics, Inc.                                                                                             870,000     4,097,653
Assisted-living facilities leased to Medica-France, SA                        11,290,457       2,071,238     6,689,419    47,002,745
Office facilities leased to Clear Channel Communications, Inc.                 2,668,236          (2,800)   48,000,000   106,707,321
Warehouse and distribution facilities leased to Carrefour France, SA and
   Carrefour Hypermarches France, SA                                          49,860,083       2,546,807    15,477,302   143,301,921
Warehouse, distribution and office facilities leased to Meadowbrook Meat
   Company, Inc.                                                                                             3,440,000    26,975,009
Movie Theatre leased to Rave Motion Pictures Baton Rouge LLC                                                 4,767,250     6,912,077
Industrial facility leased to Polar Plastics Inc.                                                              600,000    13,836,806
Industrial facilities leased to Qualserv Corporation                                                           980,000     7,261,961

                                                                   Gross Amount at which Carried                      Life on which
                                                                       at Close of Period (d)                        Depreciation in
                                                                       ----------------------                       Latest Statement
                                                                                  Accumulated                         of Income is
                          Description                                  Total    Depreciation (d)   Date Acquired        Computed
                          -----------                                  -----    ----------------   -------------        --------
Operating Method:
Industrial facilities leased to Tower Automotive, Inc.             $ 21,012,164    $  896,868      April 10, 2002         40 years
Office facility leased to Racal Instruments, Inc.                     4,930,000                     May 21, 2002
Office facility leased to Advantis Technologies, Inc.                13,089,005       476,836      June 25, 2002          40 years
Vacant distribution and warehouse facility leased in Tulsa,
   Oklahoma                                                          31,887,041     1,902,740      June 28, 2002          40 years
Distribution and warehouse facility leased to Trends Clothing
   Corp.                                                             14,903,093       455,534      July 22, 2002          40 years
Leasehold interest in office facility leased to Foster Wheeler,
   Ltd.                                                              47,018,871     1,698,525     August 16, 2002         40 years
Industrial facility leased to BE Aerospace, Inc.                     15,510,264       334,782    September 12, 2002       40 years
Office facilities leased to Danka Office Imaging Company             31,643,126       610,520    September 27, 2002       40 years
Office, light engineering and warehouse facilities leased to
   Overland Strorage, Inc.                                           30,121,093       818,114     October 15, 2002        40 years
Warehouse, distribution and office facilities leased to SSG
   Precision Optronics, Inc.                                          4,967,653       124,749    November 20, 2002        40 years
Assisted-living facilities leased to Medica-France, SA               53,692,164     1,553,933     December 4, 2002        40 years
Office facilities leased to Clear Channel Communications, Inc.      154,707,321     2,938,498    December 12, 2002        40 years
Warehouse and distribution facilities leased to Carrefour France,
   SA and Carrefour Hypermarches France, SA                         158,779,223     3,950,013    December 27, 2002        40 years
Warehouse, distribution and office facilities leased to
   Meadowbrook Meat Company, Inc.                                    30,415,009       793,960    December 31, 2002        40 years
Movie Theatre leased to Rave Motion Pictures Baton Rouge LLC         11,679,327        72,384     October 9, 2002         40 years
Industrial facility leased to Polar Plastics Inc.                    14,436,806       302,680    February 25, 2003        40 years
Industrial facilities leased to Qualserv Corporation                  8,241,961        83,210      July 31, 2003          40 years

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2003

                                                                                                   Initial Cost to Company
                                                                                                   -----------------------
                          Description                                           Encumbrances         Land          Buildings
                          -----------                                           ------------         ----          ---------
Warehouse and distribution facility leased to Lillian Vernon Corporation          23,852,495        3,000,000      32,240,854
Health clubs leased to Life Time Fitness, Inc.                                    27,000,000        9,791,000      32,779,723
Health clubs leased to Starmark Camhood II LLC                                    15,500,000        5,262,000      20,113,107
Health club leased to 24-Hour Fitness United States, Inc.                                  -        1,839,000       6,883,154
Industrial facilities leased to Waddington North America Business Trust                    -          540,000       5,880,961
Office facility lease to MediMedia USA, Inc.                                      13,842,319          900,000      20,120,153
Industrial facilities leased to Kerr Group                                         8,440,412          680,000      11,723,270
Warehouse, distribution and industrial facilities leased to American Pad
   and Paper LLC                                                                   9,376,658        1,230,000      15,707,324
Industrial facilities leased to Precise Technology, Inc.                          17,200,000        4,980,000      21,905,469
Industrial facilities leased to Berry Plastics Corporation                                 -        4,210,000      23,910,675
Retail stores leased to Galyan's Trading Company                                   8,153,803                       10,948,016
Land leased to Qualceram Shires plc.                                                      -         1,782,741
                                                                                ------------     ------------    ------------
                                                                                $538,969,762     $138,511,153    $675,896,266
                                                                                ============     ============    ============

                                                                                 Costs
                                                                              Capitalized     Increases
                                                                             Subsequent to  (Decreases) in
                          Description                                       Acquisition (a) Investment (b)     Land       Buildings
                          -----------                                       --------------  --------------     ----       ---------
Warehouse and distribution facility leased to Lillian Vernon Corporation                                      3,000,000   32,240,854
Health clubs leased to Life Time Fitness, Inc.                                                                9,791,000   32,779,723
Health clubs leased to Starmark Camhood II LLC                                                                5,262,000   20,113,107
Health club leased to 24-Hour Fitness United States, Inc.                                                     1,839,000    6,883,154
Industrial facilities leased to Waddington North America Business Trust                                         540,000    5,880,961
Office facility lease to MediMedia USA, Inc.                                                                    900,000   20,120,153
Industrial facilities leased to Kerr Group                                                                      680,000   11,723,270
Warehouse, distribution and industrial facilities leased to American Pad
   and Paper LLC                                                                                              1,230,000   15,707,324
Industrial facilities leased to Precise Technology, Inc.                                                      4,980,000   21,905,469
Industrial facilities leased to Berry Plastics Corporation                                                    4,210,000   23,910,675
Retail stores leased to Galyan's Trading Company                                                                          10,948,016
Land leased to Qualceram Shires plc.                                                                          1,782,741
                                                                              -----------    ------------  ------------ ------------
                                                                              $88,438,904    $(19,384,755) $145,548,712 $737,912,856
                                                                              ===========    ============  ============ ============

                                                            Gross Amount at which Carried
                                                                at Close of Period (d)                           Life on which
                                                                ----------------------                        Depreciation in Latest
                                                                           Accumulated                         Statement of Income
                          Description                           Total    Depreciation (d)    Date Acquired         is Computed
                          -----------                           -----    ----------------    -------------         -----------
Warehouse and distribution facility leased to Lillian
   Vernon Corporation                                         35,240,854       369,426        July 2, 2003          40 years
Health clubs leased to Life Time Fitness, Inc.                42,570,723       239,019     September 30, 2003       40 years
Health clubs leased to Starmark Camhood II LLC                25,375,107        62,853      November 7, 2003        40 years
Health club leased to 24-Hour Fitness United States, Inc.      8,722,154         7,170     December 22, 2003        40 years
Industrial facilities leased to Waddington North America
   Business Trust                                              6,420,961       128,646     February 12, 2003        40 years
Office facility lease to MediMedia USA, Inc.                  21,020,153       356,294       April 1, 2003          40 years
Industrial facilities leased to Kerr Group                    12,403,270       109,906      August 13, 2003         40 years
Warehouse, distribution and industrial facilities leased
   to American Pad and Paper LLC                              16,937,324       147,256      August 19, 2003         40 years
Industrial facilities leased to Precise Technology, Inc.      26,885,469       124,279      October 29, 2003        40 years
Industrial facilities leased to Berry Plastics Corporation    28,120,675        64,400     November 20, 2003        40 years
Retail stores leased to Galyan's Trading Company              10,948,016       102,638       August 7, 2003         40 years
Land leased to Qualceram Shires plc.                           1,782,741                     April 29, 2003
                                                            ------------   -----------
                                                            $883,461,568   $18,725,233
                                                            ============   ===========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2003

                                                                                             Gross Amount at which Carried
                                          Initial Cost to Company                                 at Close of Period (d)
                                          -----------------------                                 ----------------------
                                                                        Costs
                                                                     Capitalized      Increases
                                                                    Subsequent to  Decreases) in Net
        Description          Encumbrances     Land      Buildings  Acquisition (a)  Investment (b)       Total       Date Acquired
        -----------          ------------     ----      ---------  ---------------  --------------       -----       -------------
 Direct Financing Method:
Office facility leased to
  Racal Instruments, Inc.    $ 6,057,228              $  8,525,497     $69,300      $  389,569        $  8,984,366 May 21, 2002
Distribution and warehouse
  facility leased to
  IntegraColor Ltd.            6,992,386  $ 1,513,400   10,842,621                                      12,356,021 June 14, 2002
Warehouse and distribution
  facility leased to
  Insulated Structures, Ltd.  16,540,050    4,108,250   17,234,383                   1,650,166          22,992,799 January 28, 2003
Industrial facility lease
  to Pemstar, Inc.             7,378,617    2,250,000   10,327,518                     130,195          12,707,713 March 28, 2003
Industrial facilities
  leased to Sports Rack LLC.           -    1,330,000   10,301,807                    (250,117)         11,381,690 November 24, 2003
Warehouse and distribution
  facility leased to
  Roundoak Rail Ltd.           7,558,625    2,206,360    8,691,488                     498,223          11,396,071 November 3, 2003
Office facilities leased to
  Grande Communications
  Network, Inc.                7,506,183    1,800,000   12,021,990                     (36,410)         13,785,580 August 7, 2003
Industrial facility leased
  to Actuant Corporation
  and GB Tools and
  Supplies, Inc.                            6,902,943    9,924,313                     378,880          17,206,136 December 11, 2003
Industrial facilities
  leased to Qualceram
  Shires plc.                               5,113,187   32,122,912                     278,128          37,514,227 April 29, 2003
                             -----------  ----------- ------------     -------      ----------        ------------
                             $52,033,089  $25,224,140 $119,992,529     $69,300      $3,038,634        $148,324,603
                             ===========  =========== ============     =======      ==========        ============

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions legal fees, appraisal fees, title costs and other related professional fees.

(b) The (decrease) increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, impairment charges and foreign currency translation adjustments.

(c) At December 31, 2003, the aggregate cost of real estate owned by CPA(R):15 and its subsidiaries for Federal income tax purposes is $775,014,153.

(d)

                                                        Reconciliation of Real Estate Accounted for
                                                                Under the Operating Method
                                                                       December 31,
                                                                       ------------
                                                            2003                           2002
                                                            ----                           ----
Balance at beginning of year                            $559,521,150                              -
Additions                                                285,402,611                   $588,387,050
Impairment charge                                        (24,000,000)
Dispositions                                                       -                    (11,614,766)
Reclassification to equity investment                              -                    (21,869,179)
Foreign currency translation adjustment                   31,355,297                      4,618,045
Reclassification of real estate under construction        31,182,510                              -
                                                        ------------                   ------------
Balance at close of year                                $883,461,568                   $559,521,150
                                                        ============                   ============

                                                        Reconciliation of Accumulated Depreciation
                                                                       December 31,
                                                                       ------------
                                                            2003                           2002
                                                            ----                           ----
Balance at beginning of year                            $  2,323,336                              -
Depreciation expense                                      15,973,840                   $  2,569,741
Dispositions                                                       -                              -
Reclassification to equity investment                              -                       (247,910)
Foreign currency translation adjustment                      428,057                          1,505
                                                        ------------                   ------------
Balance at close of year                                $ 18,725,233                   $  2,323,336
                                                        ============                   ============

                                                         APPENDIX A TO FORM 10-K

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                              2003 ANNUAL REPORT

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                                               2003                  2002             2001 (1)
                                                               ----                  ----             --------
OPERATING DATA:

     Revenues                                               $    78,586            $    14,394        $       2

     Net income (loss)                                            4,647                  5,767              (69)

     Basic earnings (loss) per share                                .06                    .29            (3.42)

     Dividends paid (2)                                          40,498                  6,179                -

     Dividends paid per share                                       .62                    .45                -

     Weighted average shares outstanding - basic             78,939,049             19,720,070           20,000

     Payment of mortgage principal (3)                            7,864                    385                -

BALANCE SHEET DATA:

     Total consolidated assets                                1,639,152                806,298            2,206

     Long-term obligations(4)                                   607,739                382,918                -

(1)  For the period from  inception  (February  26, 2001)  through  December 31,
     2001.

(2)  The Company paid its first dividend in April 2002.

(3)  Represents scheduled mortgage principal amortization paid.

(4) Represents mortgage notes payable and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):15 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations by CPA(R):15 that the results or conditions described in such statements or objectives and plans of CPA(R):15 will be achieved.

CPA(R):15 was formed in 2001 and raised $1,046,176 from its public offerings, which it is using along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. CPA(R):15 structures the net leases to place certain economic burdens of ownership on these corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, CPA(R):15 also negotiates guarantees of the lease obligations from parent companies. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 may also acquire interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures, which may be in the form of general partnerships, limited partnerships, limited liability companies or tenancies-in-common, also enter into net leases on a single-tenant basis. As of December 31, 2003, CPA(R):15 holds interests in seven limited partnerships and one jointly controlled tenancy-in-common with three affiliates, Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and W. P. Carey & Co. LLC ("WPC").

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

CPA(R):15 is advised by WPC pursuant to an Advisory Agreement. CPA(R):15's contract with WPC is renewable annually by Independent Directors who are elected by CPA(R):15's shareholders. In connection with each renewal, WPC is required to provide the Independent Directors with a comparison of the fee structure with several similar companies. The Advisory Agreement also provides that an independent portfolio valuation be performed after a stated period and annually thereafter. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees. Until the initial valuation is performed, the fees are based on the cost of the properties.

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

Management's primary focus is providing CPA(R):15 with suitable investments and reducing cash balances. As CPA(R):15 becomes fully invested, it intends to maintain cash balances that are necessary to support its operations. Such balances are currently in excess of what will be needed. CPA(R):15 is actively engaged in acquiring properties and has used approximately $40,000 since December 31, 2003 to acquire properties. As CPA(R):15 becomes fully invested, Management will evaluate the results of CPA(R):15 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow and to other noncash charges such as depreciation and impairment charges. Impairment charges are intended to reflect an actual or potential decrease in the value of an asset, and the effect of an impairment is likely to be reflected in future cash flow. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the source of distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. For the year ended December 31, 2003, cash flow generated from operations and equity investments was greater than dividends paid, distributions to minority partners, that is, to affiliates who have interests in investments that are included in the Company's consolidated financial statements, and scheduled mortgage principal payments. Cash flows from operating and equity investments were $55,863 and its uses were $52,099. CPA(R):15 currently has cash balances which are in excess of what is necessary to sustain operations. In determining the distribution rate to shareholders, Management considers its projections of future operations as well as its historical results. Management believes that CPA(R):15 will meet its objectives but workout situations are more likely than not to occur. Management believes that CPA(R):15 is building a strong portfolio and will benefit from a strategy of diversification.

Results of Operations

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

During the year ended December 31, 2003, CPA(R):15 invested approximately $536,361 in real estate. CPA(R):15's asset base has increased from approximately $806,298 at December 31, 2002 to $1,639,152 at December 31, 2003. As a result of on-going acquisition activity, the results of operations for the year ended December 31, 2003 are not directly comparable to the results for the year ended December 31, 2002 and are not expected to be indicative of future operating results.

CPA(R):15's net income for the year ended December 31, 2003 was $4,647. The results for 2003 include a noncash impairment charge of $24,000 as the result of the termination of a lease with Fleming Companies, Inc. for a property in Tulsa, Oklahoma in connection with Fleming's bankruptcy liquidation. Additionally, CPA(R):15 recognized gains in connection with sale of interests in properties leased to Carrefour, S.A. and realized and unrealized gains on foreign currency transactions. CPA(R):15 incurred a loss before gains of $1,283 for the year ended December 31, 2003. Net income for the year ended December 31, 2002 was $5,767. During the year ended December 31, 2003, CPA(R):15 and its equity investees entered into net lease transactions with 25 tenants, including seven build-to-suit transactions. CPA(R):15's portfolio as of December 31, 2003 (including the pro rata share of equity investments) is expected to generate, after completion of build-to-suit construction projects, annual cash flow (contractual rent less property-level mortgage debt service) of approximately $56,928, as follows:

 (In thousands)                                                              Annual             Annual       Estimated
 Lease Obligor                                                          Contractual Rent     Debt Service    Cash Flow
 -------------                                                          ----------------     ------------    ---------
Acquisitions completed in 2003
 Starmark Camhood L.L.C. (1)                                                $  8,040            $ 4,441       $ 3,599
 Berry Plastics Corporation                                                    3,326                  -         3,326
 Universal Technical Institute of Arizona, Inc. (under
   construction)                                                               3,107                  -         3,107
 Universal Technical Institute of Pennsylvania, Inc.
   (under construction)                                                        2,262                            2,262
 Life Time Fitness, Inc.                                                       4,247              2,174         2,073
 Lillian Vernon Corporation                                                    3,848              2,108         1,740
 Actuant Corporation (2)                                                       1,640                  -         1,640
 Oxford Automotive, Inc. (construction completed
   subsequent to December 31, 2003)                                            1,575                  -         1,575

 (In thousands)                                                              Annual             Annual       Estimated
 Lease Obligor                                                          Contractual Rent     Debt Service    Cash Flow
 -------------                                                          ----------------     ------------    ---------
 Galyan's Trading Company (three properties including one property
   under construction)                                                         2,257                760         1,497
 Starmark Camhood LLC II                                                       2,633              1,226         1,407
 Qualceram Shires plc (3)                                                      3,281              1,892         1,389
 Precise Technology, Inc.                                                      2,640              1,524         1,116
 Sportrack LLC                                                                 1,045                  -         1,045
 MediMedia USA, Inc.                                                           2,111              1,072         1,039
 Insulated Structures, Ltd. (3)                                                1,837                831         1,006
 American Pad & Paper LLC                                                      1,579                764           815
 Grande Communications Networks, Inc.                                          1,379                687           692
 Qualserv Corporation                                                            667                  -           667
 WNA American Plastics Industries, Inc.                                          637                  -           637
 Polar Plastics, Inc.                                                          1,460                838           622
 Pemstar, Inc.                                                                 1,278                664           614
 Kerr Group, Inc.                                                              1,331                739           592
 Roundoak Rail Limited (3)                                                       866                452           414
 24 Hour Fitness, Inc.                                                           914                584           330
 Dick's Sporting Goods, Inc. (under construction)                                783                482           301
                                                                            --------            -------       -------
                                                                              54,743             21,238        33,505
                                                                            --------            -------       -------

 Acquisitions completed in 2002
 Carrefour France, SA (2,4,5)                                                  7,464              4,080         3,384
 TruServ Corporation (1)                                                       6,004              2,707         3,297
 Clear Channel Communications, Inc. (4)                                        6,549              3,467         3,082
 Foster Wheeler, Inc.                                                          5,231              2,253         2,978
 Meadowbrook Meat Company                                                      2,660              1,306         1,354
 Tower Automotive, Inc.                                                        2,356              1,057         1,299
 Rave Reviews Cinemas, L.L.C.                                                  1,286                  -         1,286
 Overland Storage, Inc.                                                        2,621              1,467         1,154
 Petsmart, Inc. (1)                                                            2,179              1,107         1,072
 Medica - France, SA (2,4)                                                     3,148              2,089         1,059
 Danka Office Imaging Company                                                  1,966                984           982
 Hologic, Inc. (1)                                                             2,020              1,051           969
 BE Aerospace, Inc.                                                            1,468                764           704
 IntegraColor, Ltd.                                                            1,257                564           693
 Advantis Technologies, Inc.                                                   1,275                610           665
 Racal Instruments, Inc.                                                       1,323                733           590
 Trends Clothing Corp.                                                         1,420                851           569
 SSG Precision Optronics, Inc.                                                   510                  -           510
 Builders FirstSource, Inc. (1)                                                  554                271           283
 Fleming Companies, Inc. (6)                                                       -              2,507        (2,507)
                                                                            --------            -------       -------
                                                                              51,291             27,868        23,423
                                                                            --------            -------       -------
                                                                            $106,034            $49,106       $56,928
                                                                            ========            =======       =======

     (1) Pro rata share of equity investment

     (2) Using exchange rate for the Euro as of December 31, 2003

     (3) Using exchange rate for the Great Britain Pound as of December 31, 2003

     (4) Net of minority interest

     (5) Includes additional property purchased November 2003

     (6) Lease terminated in August 2003

The leases generally have terms of 15 to 25 years with the lessees having options for renewal terms. CPA(R):15's properties in France leased to Carrefour France, S.A. and Medica-France have shorter terms (ranging from 7 1/2 to 9 years) with rolling three-year renewal terms which is a customary practice in that market. CPA(R):15 has not hedged the risk of foreign currency fluctuations on the cash flow from its foreign investments but CPA(R):15 believes it has mitigated the risk from fluctuations by obtaining fixed rate mortgage debt on the properties in the functional currency. As the result of capitalizing certain foreign subsidiaries with intercompany debt that provides for scheduled settlements of principal, certain foreign currency gains or losses are included in the determination of net income rather than as increases or decreases to accumulated other comprehensive income in shareholders' equity. A significant portion of income for the year ended December 31, 2003 was due to foreign currency fluctuation as a result of increases in the exchange rate for the British Pound and Euro. Future earnings are likely to be affected by currency fluctuations as Management continues to seek real estate investments outside of the United States. For the year ended December 31, 2003, revenues from foreign properties represented 26% of total consolidated revenues. CPA(R):15's foreign properties are generally more highly leveraged with limited recourse mortgage debt than its domestic properties. Additionally, affiliates own significant interests in the Carrefour and Medica properties. Accordingly, the proportion of cash flow from foreign properties is substantially lower than the percentage of revenues that such properties contribute.

Since December 31, 2003, CPA(R): 15 has completed four net lease acquisitions, including one build-to-suit transaction. Leases with Affina Corporation, Plumbmaster, Inc. and Regie des Batiments (in Belgium) will contribute annual lease revenues of $3,197. A build-to-suit transaction with Universal Technical Institute of California, Inc. will generate up to $2,326 in annual lease revenues upon completion of construction, expected in September 2004. In April 2003, the Fleming Companies, Inc. filed a voluntary petition of bankruptcy. Fleming's lease termination was approved by the bankruptcy court and Fleming vacated the property. Annual lease revenues from the Fleming lease were $5,508. CPA(R):15 is aggressively seeking to re-lease the property and is negotiating a forebearance agreement with the limited recourse mortgage lender on the Tulsa property. In November 2003, the initial term of a lease with Transworld Center, Inc. commenced at a property in Miami, Florida pursuant to a lease agreement and construction agency agreement with Transworld. At that time, Transworld notified CPA(R):15 that it would not occupy the property. CPA(R):15 is attempting to enforce its rights under the Transworld lease and is pursuing litigation against Transworld. CPA(R):15 is remarketing the property. The Transworld lease was scheduled to contribute annual rent revenues and cash flows of $2,258. Annual carrying costs on the Miami, Florida and Tulsa, Oklahoma properties are estimated to be $1,542.

During the year ended December 31, 2003, CPA(R):15 recognized interest and other income of $5,829, consisting of $3,410 of interest income on its uninvested cash and $2,419 of property expense reimbursements received from lessees. The reimbursements are used to pay property expenses that a lessee generally incurs under a net lease, and the reimbursements, net of the expenses, have no effect on net income. Interest income is expected to decrease as the proceeds of CPA(R):15's offerings are invested in real estate. After CPA(R):15 is fully invested, it will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

Property expense for the year ended December 31, 2003 includes $8,322 of asset management and performance fees and $2,419 of expenses which have been reimbursed by lessees. Asset management and performance fees are based on CPA(R):15's assets invested in real estate and have increased solely as a result of the increase in the asset base. For 2003, the Advisor received the performance fee in shares of restricted stock of CPA(R):15. CPA(R):15's asset base is projected to increase as it has substantial amounts of cash available for investment and debt capacity as several of its properties are unleveraged.

In March 2003, CPA(R):15 sold a 35% interest in the limited liability company that owns the Medica-France and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties (based on the then current exchange rate for the Euro) adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. CPA(R):15 received $11,916 and CPA(R):12 assumed $1,031 of CPA(R):15's deferred acquisition fee payable to an affiliate. CPA(R):15 recognized a gain on the sale of $961, of which $672 represents a foreign currency gain. In connection with the acquisition of an additional Carrefour property in November 2003, CPA(R):15 and CPA(R):12 sold a portion of their interests to WPC, thereby reducing CPA(R):15's overall interest in the Carrefour properties from 65% to 50.375%. In accordance with CPA(R):15's diversification policy, the independent directors determined that it was prudent to reduce CPA(R):15's overall exposure to Carrefour's credit. CPA(R):15 received $5,648 for the sale of a portion of the interest in the Carrefour properties as a result of an increase in the appraised value of the properties, and, to a lesser extent, appreciation of the Euro. CPA(R):15 recognized a gain on sale of $2,933, of which $465 represents a foreign currency gain. CPA(R):15 consolidates its controlling interests in the limited liability company in its consolidated financial statements, and CPA(R):12's and W. P. Carey's interests are recognized as minority interests.

CPA(R):15 completed sales of its second offering of shares of common stock as of August 7, 2003, at which time the gross amount raised from the two offerings aggregated approximately $1,046,000. CPA(R):15 is continuing to use the proceeds of the offerings to make investments in net lease real estate. Management expects that CPA(R):15's assets will continue to increase substantially over the next several years. As the asset base of CPA(R):15 increases, lease revenues, general and administrative, property and depreciation expenses will increase, while interest expense will increase as mortgage loans are placed on newly-acquired and existing properties.

As of December 31, 2003, CPA(R):15 recognized realized gains on foreign currency transactions of $1,535 and unrealized foreign currency gains of $1,638. In evaluating its ability to fund dividends, CPA(R):15 does not consider unrealized gains and losses from foreign currency transactions.

Year Ended December 31, 2002 Compared to the Period from Inception (February 26,
2001) through December 31, 2001

The results of CPA(R):15 for the year ended December 31, 2002 are not comparable to the results for the period ended December 31, 2001. CPA(R):15 recognized net income of $5,767 in 2002 as compared with a net loss of $69 in 2001. CPA(R):15 did not have any significant operating activity during 2001 and did not begin acquiring any substantial real estate interests until February 2002. During the year the Company's asset base increased from approximately $2,206 to approximately $806,298. During the fourth quarter of 2002, CPA(R):15's asset base increased by $401,147. Accordingly, CPA(R):15 believes that the results of operations for the year ended December 31, 2002 are not expected to be representative of future results. During the year ended December 31, 2002, CPA(R): 15 entered directly into net lease transactions with 17 tenants including a build-to-suit transaction, acquired equity ownership interests with affiliates which net lease properties to TruServ Corporation and increased its interest in the Petsmart, Inc. and Builders FirstSource, Inc. partnerships in which it owned de minimus interests in 2001. In connection with build-to-suit projects, CPA(R):15 capitalizes interest cost and, in 2002, $321 was capitalized. If there had been no funds applied to the development of build-to-suit projects, the interest would have been expensed and included in the determination of net income. The acquisitions (including the pro rata share of equity investments) are expected to generate annual cash flow (contractual rent less debt service on property-level mortgage debt) of approximately $23,329, as shown above.

CPA(R):15's asset base increased substantially during the year as a result of completing its initial "best efforts" public offering and obtaining $371,580 of limited recourse mortgage financing. Management projects that CPA(R):15's asset base will continue to increase substantially over the next several years. As the asset base of the Company increases, general and administrative, property and depreciation expenses will increase, while interest expense will increase as mortgage loans are placed on newly-acquired and existing properties. Several acquisitions, including those with Clear Channel Communications, Inc., Carrefour, TruServ and Medica-France, SA, occurred in December 2002 and, therefore, their contribution to the results of operations and cash flow will increase substantially in future years as compared to 2002.

Property expense for the year ended December 31, 2002 consists primarily of fees to the Advisor for its performing asset management services on behalf of CPA(R):15. For 2002, the Advisor elected to receive the performance component of its fees in CPA(R):15 stock. Interest income was $1,687, representing a substantial portion of CPA(R):15's revenues in 2002. As the proceeds of the offering are fully invested in real estate, interest income will decrease and is expected to be a minor component of overall revenues. After CPA(R):15 is fully invested, CPA(R):15 will maintain cash balances which Management believes to be sufficient for meeting working capital needs.

Financial Condition

A major objective of CPA(R):15 is to generate cash flow from operations and its equity investments sufficient to fund dividends to shareholders at an increasing rate, pay scheduled mortgage principal installments and pay distributions to minority partners in certain consolidated entities. Cash flows from operations and equity investments of $55,863 were sufficient to pay dividends of $40,498, scheduled mortgage principal payments of $7,864 and distributions to minority partners of $3,737. When evaluating cash generated from operations, Management includes cash provided from equity investments. Under accounting principles generally accepted in the United States of America, distributions from equity investments in excess of income from equity investments are a return of capital and presented as a cash flow from investing activity. The ability of the equity investees to distribute cash to CPA(R):15 in excess of their income is primarily due to noncash charges for depreciation. CPA(R):15 evaluates its ability to pay dividends to shareholders by using its projections of cash flow (lease revenues, net of property-level debt service) from both its directly-owned real estate and its equity investments.

CPA(R):15 used $536,361 to acquire properties net leased to 28 lessees on a single-tenant basis and to purchase a 44% interest, through a limited liability company owned with two affiliates, in 15 health club facilities leased to Starmark. Since December 31, 2003, CPA(R):15 has used approximately $40,000 to acquire properties leased to Plumbmaster, Inc., the Regie des Batiments in Belgium, Affina Corporation and Universal Technical Institute of California, Inc. CPA(R):15 expects to use substantially all of the net proceeds of its offerings, along with limited recourse mortgage debt, to purchase investments in real estate either directly or with affiliates. Acquisition activity can be expected to continue for approximately one more year until all excess funds are invested in real estate. Management believes that a fully invested, diversified portfolio of real estate investments will mitigate the concentration of risk of any single lessee. During 2003, CPA(R):15 used $37,833 of its cash to purchase short-term investments (i.e., maturities of more than 90 days but less than one year). As of March 1, 2004, up to approximately $47,300 was committed to complete build-to-suit projects. During the year ended December 31, 2003, CPA(R):15 received special distributions of $24,162 from equity investees in connection with the investees' obtaining mortgage financing on their properties.

During the year ended December 31, 2003, CPA(R):15 raised $585,585, net of costs, in its "best efforts" offering. CPA(R):15 also received $13,055 from CPA(R):12 in connection with CPA(R):12's purchase of minority interests in the Medica-France and Carrefour properties and $6,576 from W. P. Carey in connection with its purchase of a minority interest in the Carrefour properties. After CPA(R):15 is fully invested, CPA(R):15 intends to hold cash balances sufficient to maintain its operations. CPA(R):15 is actively evaluating potential net lease investments and is using its available cash along with limited recourse mortgage financing to purchase properties. In connection with purchasing properties, during the year ended December 31, 2003, CPA(R):15 obtained $194,680 of limited recourse mortgage debt. Currently, all of CPA(R):15's mortgage debt bears interest at fixed rates with no loans maturing before May 2012. CPA(R):15 has benefited from historically low interest rates. As it continues to place mortgage debt on its properties, it may be subject to increases in interest rates and may finance the purchase of additional properties. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R): 15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit the exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. Therefore, after CPA(R):15 fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time.

As of March 1, 2004, CPA(R):15 has approximately $380,970 (cash and cash equivalents and short-term investments) available for investment. Accordingly, the asset base should continue to increase significantly as the available cash is deployed fully in real estate.

CPA(R):15 invests its available cash in money market instruments. The spread between short-term rates on money market instruments and rates of return on real estate investments has increased significantly, primarily as the result of low money market interest rates. A significant portion of CPA(R):15's cash balances represent funds to be invested in real estate. If these cash balances are not invested in real estate over the next several months, there is a risk that cash flow from operations and equity investments will not meet Management's projections. Management believes that any deficit would be short term and will ultimately be eliminated after available cash is fully deployed in a portfolio of diversified real estate properties.

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual
Arrangements

A summary of CPA(R):15's contractual obligations, guarantees and commitments as of December 31, 2003 is as follows:

(in thousands)                          Total        2004        2005        2006         2007        2008       Thereafter
                                        -----        ----        ----        ----         ----        ----       ----------
Obligations:
  Limited recourse mortgage notes
     payable (1)                       $596,003     $ 9,016     $ 9,986     $10,773      $11,688     $12,723      $541,817
  Notes payable                           4,061       4,061
  Deferred acquisition fees              24,005       3,253       6,001       6,001        6,001       2,749
Commitments:
  Build-to-suit obligations              44,183      44,183
  Share of minimum rents payable
     under office cost-sharing
     agreement                              588         214         214         160
                                       --------     -------     -------     -------      -------     -------      --------
                                       $668,840     $60,727     $16,201     $16,934      $17,689     $15,472      $541,817
                                       ========     =======     =======     =======      =======     =======      ========

    (1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

As of December 31, 2003, CPA(R):15 was not involved in any material litigation. Following a broker-deal examination of Carey Financial Corporation ("Carey Financial"), the broker-dealer that managed the public offering of CPA(R):15's common stock (and a wholly-owned subsidiary of our advisor, W.P. Carey & Co.
LLC) by the staff of the United States Securities and Exchange Commission (the "SEC"), CPA(R):15 was notified that Carey Financial had received a letter on or about March 4, 2004 from the staff of the SEC alleging certain infractions by Carey Financial and CPA(R):15 of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the SEC may take with respect to the broker-dealer examination. It is not known at this time if the SEC intends to bring any action against Carey Financial. The infractions alleged are described in Item 3 of this Annual Report on Form 10-K and Note 17 to the accompanying consolidated financial statements.

In connection with the purchase of its properties, CPA(R):15 requires the sellers to perform environmental reviews. Management believes, based on the results of such reviews, that CPA(R):15's properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, CPA(R):15's leases generally require tenants to indemnify CPA(R):15 from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow CPA(R):15 to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow CPA(R):15 to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in the estimation of CPA(R):15, in excess of specified amounts. Accordingly, Management believes that the ultimate resolution of any environmental matter will not have a material adverse effect on CPA(R):15's financial condition, liquidity or results of operations.

Critical Accounting Estimates

CPA(R):15 makes certain judgments and uses certain estimates and assumptions when applying accounting principles generally accepted in the United States of America in the preparation of its consolidated financial statements that affect the reported amount of assets, liabilities, revenues and expenses. CPA(R):15 believes its most critical accounting estimates relate to its provision for uncollected amounts from lessees, potential impairment of assets, identification of discontinued operations, classification of real estate assets, determining the value attributed to tangible and intangible assets, determining the fair value of assets and liabilities which are "marked to market" but not actively traded in a public market and determining the interest to be capitalized in connection with real estate under construction. CPA(R):15's significant accounting policies are described in the notes to the consolidated financial statements. Certain policies, while significant, may not require the use of estimates.

CPA(R):15 must assess its ability to collect rent and other tenant-based receivables and determine an appropriate charge for uncollected amounts. Because CPA(R):15's real estate operations have a limited number of lessees, Management believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. CPA(R):15 generally recognizes a provision for uncollected rents which typically ranges between 0.25% and 1% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, Management makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Under net leases, lessees are obligated to pay real estate taxes on behalf of CPA(R):15; however, when a lessee is in bankruptcy, CPA(R):15 may pay the tax obligation in order to preserve its interest in the property. If such a payment relates to a pre-petition period, CPA(R):15 may record such payment as an expense rather than as a receivable when it assumes the chance of reimbursement by the lessee is unlikely. Based on its actual experience in 2003, CPA(R):15 recorded a provision equal to approximately 1.5% of lease revenues.

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2003 and 2002 was approximately $3,178 and $321, respectively. CPA(R):15 considers a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. CPA(R):15 allocates costs incurred between the portions under construction and the portions substantially completed and only capitalizes those costs associated with the portion under construction. CPA(R):15 does not have a credit facility and determines an interest rate to be applied for capitalizing interest based on an average rate on its outstanding limited recourse mortgage debt.

CPA(R):15 classifies its directly-owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, CPA(R):15 uses estimates of remaining economic life provided by independent appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of CPA(R):15's leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as direct financing leases are not depreciated and, therefore, the classification of assets, may have a significant impact on net income even though it has no effect on cash flows.

CPA(R):15 also uses estimates and judgments when evaluating whether long-lived assets are impaired. When events or changes in circumstances indicate that the carrying amount of a property accounted for under the operating method may not be recoverable, Management must first determine if the property will be held for use or held for sale. Management then performs projections of cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires Management to make its best estimate of market rents, residual values and holding periods. As CPA(R):15's investment objective is to hold properties on a long-term basis, holding periods will generally range from five to ten years. In its evaluations, CPA(R):15 obtains market information from outside sources; however, such information requires Management to determine whether the information received is appropriate to the circumstances. Depending on the assumptions made and estimates used, the estimated cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. Because CPA(R):15's properties are leased to single tenants, CPA(R):15 is more likely to incur significant writedowns when circumstances affecting a tenant deteriorate because of the possibility that a property will be vacated in its entirety. The risk of vacancy for single tenant properties is different from the risks faced by companies that own multi-tenant properties. Events or changes in circumstances can result in further writedowns and impact the gain or loss ultimately realized upon sale of the asset.

For direct financing leases, CPA(R):15 performs a review of its estimated residual value of properties at least annually to determine whether there has been an other than temporary decline in CPA(R):15's current estimate of residual value of the underlying real estate assets of direct financing leases. If the review indicates a decline in residual values that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. CPA(R):15 may also assess properties for impairment because it expects a lease not to be renewed and the lease is within one year of its expiration, a lessee is experiencing financial difficulty and Management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

When assets are identified by management as held for sale, CPA(R):15 discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in Management's opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recognized, and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that CPA(R):15 has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the fair value at the date of the subsequent decision not to sell.

In 2002, CPA(R):15 acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that are owned by CPA(R):15 or three of its affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value will be adjusted. CPA(R):15 measures derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and records them as an asset or liability, depending on CPA(R):15's right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

In connection with the acquisition of properties, purchase costs will be allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, will be determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships will be recorded at their relative fair values.

The value attributed to tangible assets will be determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. In applying the model CPA(R):15 assumes that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information isn't available, CPA(R):15 will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market leases intangibles will be based on the difference between the market rent and the contractual rents and will be discounted to a present value using an interest rate reflecting CPA(R):15`s assessment of the risk associated with the lease acquired. CPA(R):15 acquires properties subject to net leases and considers the credit of the lessee in negotiating the initial rent.

The total amount of other intangible assets will be allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we will consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or our estimates will be used to determine these values.

Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs will include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.

Accounting Pronouncements

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

On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

CPA(R):15 has evaluated the potential impact and believes this interpretation will not have a material impact on its accounting for its investments in unconsolidated joint ventures as none of these investments are VIEs. CPA(R):15's maximum loss exposure is the carrying value of its equity investments.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for CPA(R):15 as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on CPA(R):15's financial statements.

                         REPORT of INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 and for the period from inception (February 26, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of W. P. Carey & Co. LLC (the "Advisor"); our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the Advisor, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2004

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                                                           December 31,
                                                                                           ------------
                              ASSETS:                                                2003                 2002
                                                                                     ----                 ----
Real estate leased to others:
  Accounted for under the operating method:
     Land                                                                         $  145,549            $ 98,460
     Buildings                                                                       737,913             461,061
                                                                                  ----------            --------
                                                                                     883,462             559,521
     Less, accumulated depreciation                                                   18,725               2,323
                                                                                  ----------            --------
                                                                                     864,737             557,198
Net investment in direct financing leases                                            148,325              21,093
Intangible assets, net of accumulated amortization of $533                            32,742                   -
Real estate under construction                                                        61,270              20,061
Equity investments                                                                    83,984              75,606
Cash and cash equivalents                                                            346,217              94,762
Short-term investments                                                                37,833                   -
Other assets                                                                          64,044              37,578
                                                                                  ----------            --------
     Total assets                                                                 $1,639,152            $806,298
                                                                                  ==========            ========

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                           $  596,003            $374,787
Notes payable                                                                          4,061               3,705
Accrued interest                                                                       2,464                 991
Due to affiliates                                                                      2,912               7,622
Accounts payable and accrued expenses                                                  6,907               5,910
Prepaid and deferred rental income and security deposits, net of
    accumulated amortization of $172                                                  38,504              15,494
Deferred acquisition fees payable to affiliate                                        24,005              13,012
Dividends payable                                                                     16,555               5,789
                                                                                  ----------            --------
        Total liabilities                                                            691,411             427,310
                                                                                  ----------            --------

Minority interest                                                                     52,650              28,193
                                                                                  ----------            --------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares; issued and
    outstanding, 105,681,019 and 39,966,488 at December 31, 2003 and 2002                106                  40
Additional paid-in capital                                                           944,788             355,964
Dividend in excess of accumulated earnings                                           (52,887)             (6,270)
Accumulated other comprehensive income                                                 3,255               1,061
                                                                                  ----------            --------
                                                                                     895,262             350,795
Less, treasury stock at cost, 18,807 shares at December 31, 2003                        (171)                  -
                                                                                  ----------            --------
        Total shareholders' equity                                                   895,091             350,795
                                                                                  ----------            --------
        Total liabilities, minority interest and shareholders' equity             $1,639,152            $806,298
                                                                                  ==========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

          For the years ended December 31, 2003 and 2002 and the period from inception (February 26, 2001) to December 31, 2001
                (In thousands except share and per share amounts)

                                                                 2003                 2002                 2001
                                                                 ----                 ----                 ----
Revenues:
     Rental income                                           $    65,912          $    11,372
     Interest income from direct financing leases                  6,845                1,322
     Interest and other income                                     5,829                1,700            $     2
                                                             -----------          -----------            -------
                                                                  78,586               14,394                  2
                                                             -----------          -----------            -------

Expenses:
     Interest expense                                             25,066                4,188
     Depreciation and amortization                                16,457                2,570
     General and administrative                                    7,322                1,289                 71
     Property expense                                             12,554                1,559                  -
     Impairment charge on real estate                             24,000                    -                  -
                                                             -----------          -----------            -------
                                                                  85,399                9,606                 71
                                                             -----------          -----------            -------

         (Loss) income before minority interest,
             income from equity investments and gains             (6,813)               4,788                (69)

Minority interest in income                                       (2,703)                 (88)                 -
                                                             -----------          -----------            -------

         (Loss) income before income from equity
         investments and gains                                    (9,516)               4,700                (69)

Income from equity investments                                     8,233                1,067                  -
                                                             -----------          -----------            -------

         (Loss) income before gains                               (1,283)               5,767                (69)

Unrealized gains on foreign currency transactions                  1,638                    -                  -
Gain on foreign currency transactions                              1,535
Gain on sale                                                       2,757                    -                  -
                                                             -----------          -----------            -------

         Net income (loss)                                   $     4,647          $     5,767            $   (69)
                                                             ===========          ===========            =======

Basic earnings (loss) per share                              $      0.06          $       .29            $ (3.42)
                                                             ===========          ===========            =======

Weighted average shares outstanding - basic                   78,939,049           19,720,070             20,000
                                                             ===========          ===========            =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the period from inception (February
                      26, 2001) through December 31, 2001
                      and for the years ended December 31,
                                 2002 and 2003

                (In thousands except share and per share amounts)

                                                                         Dividends in     Accumulated
                                           Additional                     Excess of          Other
                                   Common   paid-in     Comprehensive    Accumulated     Comprehensive    Treasury
                                   stock    capital     (loss) income      Earnings         Income         Stock          Total
                                   -----    -------     -------------      --------         ------         -----          -----
20,000 shares issued
   $.001 par,
   at $10 per share                        $      200                                                                   $     200
Net loss                                                $         (69)   $        (69)                                        (69)
                                                        =============
Balance at
                                           ----------                    ------------                                   ---------
   December 31, 2001                              200                             (69)                                        131

39,946,488 shares issued
   $.001 par, at $10 per
   share, net of offering
   costs                           $   40     355,764                                                                     355,804

Dividends                                                                     (11,968)                                    (11,968)

Comprehensive Income:
Net income                                                      5,767           5,767                                       5,767
Other comprehensive
income:
   Foreign currency
     translation
     adjustment                                                 1,061                    $       1,061                      1,061
                                                        -------------
                                                        $       6,828
                                                        =============

                                   ------  ----------                    ------------    -------------                  ---------
Balance at
   December 31, 2002                   40     355,964                          (6,270)           1,061                    350,795

65,695,724 shares issued
   $.001 par, at $10 per
   share, net of offering
   costs                               66     588,824                                                                     588,890

Dividends                                                                     (51,264)                                    (51,264)

Purchase of treasury
   stock, 18,807 shares                                                                                   $   (171)          (171)

Comprehensive Income:
Net income                                              $       4,647           4,647                                       4,647
Other comprehensive
income:
   Foreign currency
     translation
     adjustment                                                 2,194                            2,194                      2,194
                                                        -------------
                                                        $       6,841
                                                        =============
                                   ------  ----------                    ------------    -------------    --------      ---------
Balance at
   December 31, 2003               $  106  $  944,788                    $    (52,887)   $       3,255    $   (171)     $ 895,091
                                   ======  ==========                    ============    =============    ========      =========

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                                For the period from
                                                                                                                     inception
                                                                                                                (February 26, 2001)
                                                                                 Year Ended December 31,        through December 31,
                                                                                 2003               2002                2001
                                                                                 ----               ----                ----
Cash flows from operating activities:
  Net income (loss)                                                            $  4,647           $  5,767              $(69)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                               16,534              2,582                 -
     Equity income in excess of distributions received                           (1,190)                 -                 -
     Minority interest in income                                                  2,703                 88                 -
     Straight-line rent adjustments                                              (4,882)              (245)                -
     Fees paid to affiliate by issuance of stock                                  3,305                317                 -
     Impairment charge on real estate                                            24,000                  -                 -
     Unrealized gain on foreign currency transactions                            (1,638)                 -                 -
     Gain on sale                                                                (2,757)                 -                 -
     Realized gain on foreign currency transactions                              (1,535)                 -                 -
     Increase in other assets                                                    (3,095)            (2,651)                -
     Increase in accrued interest payable                                         1,389                983                 -
     Increase in accounts payable and accrued expenses                            4,404                734                34
     Increase in due to affiliates (a)                                            2,105                784                23
     Increase in prepaid and deferred rent                                       11,546              4,974                 -
                                                                               --------           --------              ----
       Net cash provided by (used in) operating activities                       55,536             13,333               (12)
                                                                               --------           --------              ----

Cash flows from investing activities:
  Distributions from equity investments in excess of equity income                  327              1,114                 -
  Distributions of mortgage financing from equity investees                      24,162                  -                 -
  Purchase of short-term investments                                            (37,833)                 -                 -
  Acquisitions of real estate and equity investments and other
     capitalized costs (b)                                                     (536,361)          (662,856)                -
  VAT taxes recoverable on purchases of real estate                              (2,652)            (4,036)                -
  Proceeds from sale of real estate                                               3,662             11,615                 -
                                                                               --------           --------              ----
       Net cash used in investing activities                                   (548,695)          (654,163)                -
                                                                               --------           --------              ----

Cash flows from financing activities:
  Proceeds from stock issuance, net of costs                                    585,585            355,486               200
  Dividends paid                                                                (40,498)            (6,179)                -
  Proceeds from mortgages (c) (d)                                               194,680            359,189                 -
  Proceeds from note payable                                                      3,862              3,622                 -
  Prepayment of note payable                                                     (3,622)                 -                 -
  Mortgage principal payments                                                    (7,864)              (385)                -
  Distributions to minority partners                                             (3,737)              (235)                -
  Contributions from minority partners, net of distributions                     17,659             28,340                 -
  Deferred financing costs and mortgage deposits                                 (2,424)            (4,512)                -
  Purchase of treasury stock                                                       (171)                 -                 -
                                                                               --------           --------              ----
       Net cash provided by financing activities                                743,470            735,326               200
                                                                               --------           --------              ----
Effect of exchange rate changes on cash                                           1,144                 78                 -
                                                                               --------           --------              ----
       Net increase in cash and cash equivalents                                251,455             94,574               188

Cash and cash equivalents, beginning of period                                   94,762                188                 -
                                                                               --------           --------              ----
  Cash and cash equivalents, end of period                                     $346,217           $ 94,762              $188
                                                                               ========           ========              ====

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                 (In thousands)

Non-cash investing and financing activities:

(a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering. At December 31, 2002 and 2001, the amount due to the Company's Advisor, WPC, was $6,815 and $1,889, respectively.

(b) Included in the cost basis of real estate investments acquired in 2003 and 2002 are deferred acquisition fees payable of $10,458 and $13,012, respectively.

(c)  Net of $8,172 held back by lenders to fund escrow accounts.

(d) In connection with acquiring properties in 2002, the Company assumed mortgage notes payable of $8,630.

The Company assigned a security deposit of $10,462 to a lender which is included in other assets and prepaid rental income and security deposits, respectively, in 2002.

   The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

1.   Summary of Significant Accounting Policies:

         Basis of Consolidation:

         The consolidated financial statements include the accounts of Corporate Property Associates 15 Incorporated, its wholly-owned subsidiaries and controlling majority-owned partnership interests (collectively, the "Company"). The Company is not a primary beneficiary of any variable interest entity ("VIE"). All material inter-entity transactions are eliminated.

         Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to the assessment of the realizability of real estate assets and investments, classification of real estate leased to others and identification of any intangible assets identified in connection with asset acquisitions. Actual results could differ from those estimates.

         Real Estate Leased to Others and Intangible Assets:

         The Company leases real estate to others on a net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including real estate taxes, insurance, maintenance, repairs, renewals and improvements. During the years ended December 31, 2003 and 2002, lessees were responsible for the direct payment of real estate taxes of $6,687 and $2,247, respectively. The Company had no lessees for the period from inception (February 26, 2001) through December 31, 2001. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations which increase the useful life of the properties are capitalized.

         The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically.

         The leases are accounted for under either the direct financing or operating methods. Such methods are described below:

             Direct financing method-Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

             Operating method-Real estate is recorded at cost less accumulated depreciation, rental revenue is recognized on a straight-line basis over the term of the leases and expenses (including depreciation) are charged to operations as incurred.

         When events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable, the Company assesses the recoverability of its long-lived assets, including residual interests of real estate assets and investments, based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. Residual values of the net investment in direct financing leases are reviewed at least annually. If a decline in the estimated residual value is other than temporary, the

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

         accounting for the direct financing lease will be revised using the changed estimate. The resulting reduction in the net investment in the direct financing lease is recognized as a loss in the period in which the estimate is changed.

         In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market or below-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market value of leases is classified as deferred rental income in the accompanying consolidated financial statements.

         Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management's estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.

         The total amount of other intangible assets are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. The aggregate value of other intangible assets acquired will be measured based on the difference between (i) the property valued with an in-place lease adjusted to market rental rates and (ii) the property valued as if vacant. Independent appraisals or management's estimates are used to determine these values.

         Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management's assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.

         The value of in-place leases will be amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and renewal terms of the leases but no amortization period for intangible assets will exceed the remaining depreciable life of the building.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

         Depreciation:

         Depreciation is computed using the straight-line method over the estimated useful lives of the properties--generally not to exceed 40 years.

         Offering Costs:

         Costs incurred in connection with the raising of capital are charged to shareholders' equity.

         Equity Investments:

         The Company's ownership interests in (i) entities in which the entity is not considered to be a VIE or the Company is not deemed to be the primary beneficiary and the Company's ownership is 50% or less and has the ability to exercise significant influence and (ii) jointly controlled tenancies-in-common are accounted for under the equity method, i.e., at cost, increased or decreased by the Company's share of earnings or losses, less distributions.

         Cash and Cash Equivalents and Short-term Investments:

         The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of generally three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company's cash and cash equivalents were held in the custody of three financial institutions at December 31, 2003 and 2002, and which balances at times exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions. Instruments that have a maturity of three months or more at the time of purchase are classified as short-term investments in the accompanying consolidated financial statements.

         Foreign Currency Translation:

         The Company consolidates its real estate investments in France, Germany and the United Kingdom. Since December 31, 2003, the Company has also acquired a property in Belgium. The functional currency for the investments is the Euro and the British Pound, respectively. The translation from the Euro and British Pound is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. The cumulative foreign currency translation adjustment was $3,255 at December 31, 2003.

         Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

         will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity.

         Foreign currency intercompany transactions with subsidiaries that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and, for the year ended December 31, 2003, the Company recognized unrealized gains of $1,638 from such transactions. In 2003, the Company also recognized realized gains on foreign currency transactions of $398, as a result of transferring cash from foreign operations of subsidiaries to the parent company.

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

         Treasury Stock:

         Treasury stock is recorded at cost.

         Deferred Acquisition Fees:

         Fees are payable for services provided by W.P. Carey & Co. LLC (the "Advisor") to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments with each installment equal to .50% of the purchase price of the properties over no less than four years following the first anniversary of the date a property was purchased.

         Earnings Per Share:

         The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying financial statements.

         Federal Income Taxes:

         The Company is qualified as a real estate investment trust ("REIT") as of December 31, 2003 as defined under the Internal Revenue Code of 1986. The Company is not subject to Federal income taxes on amounts distributed to shareholders provided it distributes at least 90% of its REIT taxable income to its shareholders and meets certain other conditions. The Company and subsidiaries are subject to state and local and foreign taxes, which aggregate $234 in 2003 and $34 in 2002 and are included in general and administrative expenses.

         Accounting Pronouncements:

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

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

         On January 17, 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures.

         FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. For variable interests in a VIE created or obtained prior to February 1, 2003, FIN 46 is effective for periods ending after March 15, 2004.

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

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). In particular, it requires that mandatorily redeemable financial instruments be

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

         classified as liabilities and reported at fair value and that changes in their fair values be reported as interest cost.

         This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has an interest in one limited partnership that is consolidated and that is considered a mandatorily redeemable controlling interest with a finite life. In accordance with the deferral noted above, this minority interest has not been reflected as a liability. The carrying value approximates the fair value of this minority interest at December 31, 2003. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

2.    Organization and Offering:

      The Company was formed on February 26, 2001 under the General Corporation Law of Maryland for the purpose of engaging in the business of investing in and owning property net leased to creditworthy corporations and other creditworthy entities. Subject to certain restrictions and limitations, the business of the Company is managed the Advisor.

      On April 2, 2001, the Advisor purchased 20,000 shares of common stock for $200 as the initial shareholder of the Company. An initial offering of the Company's shares which commenced on November 7, 2001 concluded on November 20, 2002, at which time the Company had issued an aggregate of 39,930,312 shares ($399,303). The Company commenced a second offering for a maximum of an additional 69,000,000 shares of common stock on March 19, 2003 which concluded on August 7, 2003, at which time the Company had issued an aggregate of 64,687,294 shares ($646,873). The shares were offered to the public on a "best efforts" basis at a price of $10 per share.

3.    Agreements and Transactions with Related Parties:

      In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Preferred Return was met as of December 31, 2002. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. For the years ended December 31, 2003 and 2002, the Company incurred asset management fees of $4,161 and $737, respectively, with performance fees in like amount. For the years ended December 31, 2003 and 2002, the Company incurred personnel reimbursements of $1,163 and $193. No asset management and performance fees or personnel reimbursements were incurred by the Company in 2001.

      Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed in 2003, current and deferred fees were $15,030 and $12,024, respectively. An initial payment of deferred fees was paid to the Advisor in January 2004.

      The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. Only if the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

      such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

      The Company owns interests in limited partnerships which range from 30% to 60% and a 64% interest in jointly controlled tenancy-in-common which owns two properties subject to a master net lease. The remaining interests in the limited partnerships and tenancy-in-common are owned by affiliates.

      The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company's share of rental occupancy and leasehold improvement costs is based on gross revenues. Expenses of $136 and $3 were incurred in 2003 and 2002, respectively. The Company's share of aggregate future minimum lease payments as of December 31, 2003 is $588 through 2006.

4.    Real Estate Leased to Others Accounted for Under the Operating Method:

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases are as follows:

Year ended December 31,
2004                                  $   76,169
2005                                      76,597
2006                                      77,973
2007                                      78,174
2008                                      78,636
Thereafter through 2028                  868,551
                                      ----------
  Total                               $1,256,100
                                      ==========

      Contingent rents (including CPI-based increases) were approximately $77 in 2003. No contingent rents were realized in 2002 or 2001.

5.    Net Investment in Direct Financing Leases:

      Net investment in direct financing leases is summarized as follows:
      December 31,

                                                       December 31,
                                              2003                     2002
                                              ----                     ----
Minimum lease payments
  receivable                                $ 342,603                 $48,520
Unguaranteed residual value                   128,003                  20,951
                                            ---------                 -------
                                              470,606                  69,471
Less: unearned income                         322,281                  48,378
                                            ---------                 -------
                                            $ 148,325                 $21,093
                                            =========                 =======

      Scheduled future minimum rents, exclusive of renewals, under non-cancelable direct financing lease are as follows:

Year ended December 31,
2004                                    $ 12,782
2005                                      12,897

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

2006                                      13,014
2007                                      13,134
2008                                      13,314
Thereafter through 2033                  277,462
                                        --------
  Total                                 $342,603
                                        ========


      Contingent rents (including CPI-based increases) were approximately $10 in 2003. No contingent rents were realized in 2002 or 2001.

6.   Equity Investments:

         The Company owns interests in single-tenant net leased properties through equity interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. Contributions, distributions and allocations of income or loss from the equity investees are based on ownership percentages and no fees are paid by the Company or the partnerships to any of the general partners of the limited partnerships. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation and Hologic, Inc. As described below, the Company along with two affiliates, CPA(R):12 and Corporate Property Associates 14 Incorporated ("CPA(R):14") formed a limited liability company and, on February 7, 2003, entered into a net lease with Starmark Camhood, L.L.C. ("Starmark").

      Summarized combined financial information of the equity investees is as follows:

                                                December 31, 2003       December 31, 2002      December 31, 2001
                                                -----------------       -----------------      -----------------
 (in thousands)
Assets (primarily real estate)                      $450,586                $255,845               $87,325
Liabilities (primarily mortgage notes payable)       265,972                 102,022                43,824
Partners' capital                                    184,614                 153,823                43,501

                                                                                              For the period from
                                                                                              inception (February
                                                    Year Ended             Year Ended          26, 2001) through
                                                December 31, 2003       December 31, 2002      December 31, 2001
                                                -----------------       -----------------      -----------------
Revenues (primarily rental revenues)                 $43,749                 $10,795                $ 681
Expenses (primarily interest on mortgages
     and depreciation)                               (25,619)                 (6,064)                (491)
                                                     -------                 -------                -----
Net income                                           $18,130                 $ 4,731                $ 190
                                                     =======                 =======                =====

         On February 7, 2003, the Company, CPA(R):12 and CPA(R):15, through a newly-formed limited liability company with ownership interests of 41%, 15% and 44%, respectively, purchased land and 15 health club facilities for $178,010 and entered into a master net lease with Starmark. The lease obligations of Starmark are jointly unconditionally guaranteed by seven of its affiliates.

         The Starmark lease provides for an initial lease term of 20 years with three ten-year renewal terms. Annual rent is initially $18,272 with CPI-based increases scheduled in November 2006, 2010, 2014, 2018 and 2021. $167 of annual rent will not be included in the determination of the future rent increases.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

         loan provides for monthly payments of interest and principal of $277 at an annual interest rate of 11.15% and will fully amortize over its ten-year term.

         The limited liability company was granted 5,276 warrants for Class C Unit interests in Starmark and represent a 5% interest in the Company. The warrants may be exercised at any time through February 7, 2023 at an exercise price of $430 per unit. The warrant agreement does not provide for a cashless exercise of units and therefore, are not accounted for as a derivative instrument.

7.    Mortgage Notes Payable:

      Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $878,522. As of December 31, 2003, mortgage notes payable had fixed interest rates ranging from 4.80% to 7.98% per annum. The Company had no variable rate debt as of December 31, 2003.

      Scheduled principal payments during each of the five years following December 31, 2003 and thereafter are as follows:

Year Ending December 31,                 Fixed Rate Debt
------------------------                 ---------------
2004                                        $  9,016
2005                                           9,986
2006                                          10,773
2007                                          11,688
2008                                          12,723
Thereafter through 2032                      541,817
                                            --------
                                            $596,003
                                            ========

      Interest paid, excluding capitalized interest, was $25,507 in 2003 and $3,319 in 2002, respectively. No interest was paid in 2001. Capitalized interest was $3,178 and $321 in 2003 and 2002, respectively.

8.    Dividends:

      Dividends paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The Company paid its first dividend in April 2002. Dividends per share reported for tax purposes for the years ended December 31, 2003 and 2002 were as follows:

                            2003     2002
                            ----     ----
Ordinary income             $.42     $.45
Return of capital            .20        -
                            ----     ----
                            $.62     $.45
                            ====     ====

      A dividend of $0.15665 per share for the quarter ended December 31, 2003 ($16,555) was declared in December 2003 and paid in January 2004.

9.    Lease Revenues:

      The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues below for the years ended December 31, 2003 and 2002 are as follows:

                                                                   2003            2002
                                                                   ----            ----
Per Statements of Income:
  Rental income from operating leases                            $65,912          $11,372
  Interest from direct financing leases                            6,845            1,322
Adjustment:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

  Share of lease revenues applicable to minority interests       (10,382)            (235)
  Share of leasing revenue from equity investments                14,653            2,638
                                                                 -------          -------
                                                                 $77,028          $15,097
                                                                 =======          =======

      For the years ended December 31, 2003 and 2002, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                     2003            %          2002           %
                                                     ----            -          ----           -
Clear Channel Communications, Inc. (c)              $ 8,491          11        $   352          2%
Carrefour France, SA (c)                              8,253          11            148          1
Starmark Camhood, L.L.C. (a)                          7,204           9              -          -
Foster Wheeler, Inc.                                  5,256           7          1,962         13
Fleming Companies, Inc.                               4,483           6          2,800         19
Medica - France, SA (c)                               3,175           4            300          2
Meadowbrook Meat Company                              3,008           4              7          -
Overland Storage, Inc.                                2,992           4            608          4
Petsmart, Inc. (a)                                    2,491           3          2,076         14
TruServ Corporation (a)                               2,384           3             16          -
Tower Automotive, Inc.                                2,356           3          1,701         11
Qualceram Shires plc                                  2,284           3              -          -
Hologic, Inc. (b)                                     2,020           3          1,016          7
Lillian Vernon Corporation                            1,910           2              -          -
Danka Office Imaging Company                          1,819           2            227          2
MediMedia USA, Inc.                                   1,751           2              -          -
BE Aerospace, Inc.                                    1,627           2            479          3
Racal Instruments, Inc.                               1,571           2            934          6
Trends Clothing Corp.                                 1,420           2            619          4
Advantis Technologies, Inc.                           1,275           2            651          4
IntegraColor, Ltd.                                    1,266           2            681          5
Polar Plastics, Inc.                                  1,235           2              -          -
Life Time Fitness, Inc.                               1,187           2              -          -
Other                                                 7,570           9            520          3
                                                    -------         ---        -------        ---
                                                    $77,028         100%       $15,097        100%
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

      (c)   Net of rental amount applicable to minority interests.

10.   Segment Information:

      The Company has determined that it operates in one business segment with domestic and foreign investments. The Company acquired its first foreign real estate investments in December 2002 and has investments in France, the United Kingdom and Germany.

      For 2003, geographic information for the real estate operations segment is as follows:

                                                 Domestic                 Foreign                   Total
                                                 --------                 -------                   -----
Revenues                                        $   58,304               $  20,282                $  78,586

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

Expenses                                            68,013                  17,386                   85,399
Income from equity investments                       8,233                       -                    8,233
Net operating income (1)                            (4,016)                  2,733                   (1,283)
Total assets                                     1,332,841                 306,311                1,639,152
Total long-lived assets                            909,386                 281,672                1,191,058


      For 2002, geographic information for the real estate operations segment is as follows:

                                                  Domestic                Foreign                   Total
                                                  --------                -------                   -----
Revenues                                          $ 13,946                $    448                 $ 14,394
Expenses                                             9,211                     394                    9,605
Income from equity investments                       1,067                       -                    1,067
Net operating income (1)                             5,713                      54                    5,767
Total assets                                       633,824                 172,474                  806,298
Total long-lived assets                            514,308                 159,651                  673,959

         (1) Income before gains and losses

11.   Impairment Charge on Real Estate:

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

12.   Sale of Interest in French Properties:

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

      In connection with the purchase of another Carrefour property on November 27, 2003, the Company and CPA(R):12 reduced their overall interests in subsidiaries that own the Carrefour properties to 77.5% and sold a 22.5% interest to W. P. Carey for $8,689. After the sale of the interests in the Carrefour properties, the

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

      Company retained a 50.375% interest through its 65% interest in the limited liability company. W. P. Carey's purchase price was based on an independent appraisal of the Carrefour properties.

      In connection with the sale, the Company recognized a gain of $2,933 (net of a portion of the gain allocable to CPA(R):12) of which $2,106 is attributable to the appreciation in the properties, $465 is attributable to foreign currency gains as a result of changes in foreign exchange rates and $362 is attributable to depreciation recorded at the properties. The Independent Directors approved the partial sale of the interests in Carrefour as the Company believes that it is in its best interests not to increase its overall concentration of risk in Carrefour. The purchase of the Carrefour property acquired in November 2003 is described in Note 13.

13.   Acquisitions of Real Estate and Real Estate Interests:

      A. On December 22, 2003, the Company purchased land and a building in Englewood, Colorado for $9,766 and entered into a net lease with 24 Hour Fitness, Inc. The lease has an initial term of 18 years and four months followed by two five-year renewal options, and provides for an initial annual rent of $914. The lease provides for stated rent increases every five years. In February 2004, the Company obtained $6,300 of limited recourse mortgage financing collateralized by a deed of trust and mortgage agreement. The loan provides for monthly payments of principal and interest of $49 at an annual interest rate of 6.29% and based on an 18-year amortization schedule. The loan matures on April 1, 2022.

      B. On December 16, 2003, the Company purchased land in Upper Uwchlan Township, Pennsylvania and entered into a build-to-suit commitment and net lease with Universal Technical Institute of Pennsylvania, Inc. The total cost of construction is estimated to amount to approximately $23,200. Upon completion, expected to be in July 2004, an initial lease term of 15 years will commence. If the entire project costs are used, initial annual rent will be $2,262, with increases every three years based on a formula indexed to increases in the Consumer Price Index ("CPI"). The lease provides for four five-year renewal terms.

      C. On December 11, 2003, the Company purchased 99.99% interest in land and building in Kahl am Main, Germany for $16,690 (based on the exchange rate for the Euro on the date of acquisition) and entered into a net lease with Actuant Corporation and GB Tools and Supplies, Inc. The lease has an initial term of 17 years followed by two five-year renewal terms and provides for initial annual rent of $1,602 (based on the exchange rate for the Euro at the acquisition date). The lease provides for annual rent increases based on a formula indexed to increases in the German Consumer Price Index. Corporate Property Associates 16-Global Incorporated, an affiliate, which owns the remaining .01% interest has an option to increase its ownership interest to 75%.

      D. On November 27, 2003, the Company purchased land and building in Nimes, France and entered into a lease with Carrefour for Euro 17,777 ($20,634 as of the date of acquisition) and obtained limited mortgage financing of Euro 14,025 ($16,750) which was added to the existing outstanding balance on other Carrefour properties that were purchased in 2002. The Carrefour loans are cross-collateralized to eight Carrefour properties. The Nimes lease provides for annual rents of Euro 1,609 ($1,921) and has a term through November 2012 with annual increases based on the INSEE, a French construction cost index. As described in Note 12, the Company reduced its overall ownership interest in the Carrefour properties to 50.375% during 2003.

      E. On November 24, 2003, the Company purchased land and buildings in Shelby and Port Huron, Michigan for $11,518 and entered into a net lease with Sportrack LLC. The lease has an initial term of 20 years followed by two ten-year renewals terms and provides for initial annual rent of $1,045. The lease provides for annual rent increases beginning on the second lease anniversary based on a formula indexed to increases in the CPI.

      F. On November 20, 2003, the Company purchased land and buildings in Alsip, Illinois, Geddes, New York and Tolleson, Arizona for $36,649 and entered into a net lease with Berry Plastics Corporation. The lease has an initial term of 20 years followed by two ten-year renewals terms and provides for initial annual rent of $2,960. The lease provides for annual rent increases beginning on the fourth lease anniversary based on a formula indexed to increases in the CPI. The purchase price included $3,000 to fund an expansion at the Tolleson, Arizona property to be completed in June 2004. The Company also has an obligation to fund up

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

         to an additional $1,000 for the expansion. If the entire project costs are used, annual rent will increase by $366.

      G. During the year ended December 31, 2003, the Company acquired properties and real estate investments which were previously described in its Quarterly Reports on Form 10-Q for the periods ended September 30, 2003, June 30, 2003 and March 31, 2003. A summary of the properties and investments acquired is as follows:

                                                                        Initial       Original     Annual
                                                                         Annual       Mortgage      Debt
Lease Obligor:                     Cost            Location               Rent        Financing    Service         Date Acquired
--------------                     ----            --------               ----        ---------    -------         -------------
Starmark Camhood II LLC            $28,272   Atlanta, GA and Bel        $ 2,633       $ 15,500     $ 1,226       November 7, 2003
                                             Air, MD

Roundoak Rail Limited               10,715   West Midlands, United          713          6,223         452 (a)   November 4, 2003
                                             Kingdom
Precise Technology, Inc.            29,319   Excelsior Springs,           2,640         17,200       1,524       October 30, 2003
                                             MO; St. Petersburg,
                                             FL; West Lafayette,
                                             IN; North Versailles
                                             Township, PA and
                                             Buffalo Grove, IL

Life Time Fitness, Inc.             44,921   Rochester Hills and          4,247         27,000       2,174       September 30, 2003
                                             Canton, MI
Universal Technical Institute       34,139   Avondale, AZ                 3,107                            (b)   September 15, 2003
    of Arizona, Inc.
American Pad & Paper LLC            16,126   Holyoke and                  1,579          9,400         764       August 26, 2003
                                             Westfield, MA,
                                             Mattoon, IL and
                                             Morristown, TN

Dick's Sporting Goods, Inc.          8,747   Indianapolis, IN               783          5,000         482 (c)   August 19, 2003
Kerr Group, Inc.                    14,764   Jackson, TN and              1,331          8,460         739       August 13, 2003
                                             Bowling Green, KY

Galyan's Trading Company            22,089   Cheektowaga, NY,             2,257          8,200         760 (d)   August 8, 2003
                                             Greenwood, IN and
                                             Freehold, NJ

Grande Communications               13,822   Corpus Christi,              1,379          7,550         687       August 7, 2003
    Networks, Inc.                           Odessa, San Marcos
                                             and Waco, TX

Qualserv Corporation                 6,492   Fort Smith, AR                 667              -           -       July 31, 2003
Lillian Vernon Corporation          38,743   Virginia Beach, VA           3,848         24,000       2,108       July 2, 2003
Qualceram Shires plc                35,213   England, Northern            2,759         19,580       1,679 (e)   April 29, 2003
                                             Ireland and Ireland

MediMedia USA, Inc.                 23,979   Yardley, PA                  2,111         14,000       1,072       April 1, 2003
Oxford Automotive                   15,707   McCalla, AL                  1,575              -           - (c)   March 28, 2003
    Alabama, Inc.

Pemstar, Inc.                       12,565   Rochester, MN                1,278          7,500         664       March 28, 2003
Transworld Center, Inc.             21,000   Miami, FL                        -              -           - (f)   March 20, 2003
Polar Plastics (NC), Inc.           15,602   Mooresville, NC              1,460          9,500         838       February 25, 2003
Waddington North America             6,545   Chattanooga, TN                637              -           -       February 12, 2003
    Business Trust

Starmark Camhood LLC                78,324   15 health club               8,040         47,652       4,441 (g)   February 7, 2003
                                             facilities
Insulated Structures, Ltd.          22,021   Birmingham, UK               1,698         15,283         798 (a)   January 28, 2003

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

      (a) Payment varies based on principal payment schedule.

      (b) Build-to-suit commitment; lease scheduled to commence in July 2004.

      (c) Build-to-suit commitment; lease scheduled to commence in March 2004.

      (d) Includes build-to-suit commitment at Freehold, NJ property; lease scheduled to commence in November 2004.

      (e) Debt obtained February 24, 2004. For comparison purposes, shown using exchange rate as of April 29, 2003.

      (f) Property has not been occupied due to dispute.

      (g) Accounted for as an equity investment; amounts are pro rata representing the Company's 44% ownership interest.

14.   Disclosure About Fair Value of Financial Instruments:

      The Company estimates that the fair value of mortgage notes payable at December 31, 2003 was $578,096. The fair value of debt instruments was evaluated using discounted cash flow model with rates which take into account the credit of the tenants and interest rates risks.

15.   Selected Quarterly Financial Data (unaudited):

                                                                        Three Months Ended
                                                                        ------------------
                                          March 31, 2003    June 30, 2003      September 30, 2003      December 31, 2003
                                          --------------    -------------      ------------------      -----------------
Revenues                                     $ 15,873         $ 17,467              $ 21,542                $ 23,704
Expenses                                       12,661           13,061                41,767                  17,910
Net income  (loss)                              5,492            5,631               (19,035)                 12,559
Net income per share -
   Basic                                          .14              .08                  (.20)                    .04
Dividends declared per share                    .1550            .1563                 .1565                   .1567

                                                                      Three Months Ended
                                                                      ------------------
                                        March 31, 2002    June 30, 2002      September 30, 2002      December 31, 2002
                                        --------------    -------------      ------------------      -----------------
Revenues                                   $  117            $1,182                $4,813                 $8,281
Expenses                                      121               759                 3,102                  5,623
Net income                                    109               739                 2,023                  2,896
Net income per share -
   Basic                                      .03               .06                   .08                    .08
Dividends declared per share                .1499             .1513                 .1525                  .1537

      The Company had no activity from the period of inception (February 26, 2001) to June 30, 2001.

16.   Subsequent Events:

      A. On January 2, 2004, the Company purchased land and buildings in Concord Township, Pennsylvania and Oceanside, California for $9,843 and entered into a net lease with Plumbmaster, Inc. The lease has an initial term of 20 years followed by one nine-year and eleven-month renewal option and one four-year renewal option, and provides for an initial annual rent of $855. The lease provides for a stated rent increase in the second lease year as well as rent increases based on a formula indexed to increases in the CPI in the second lease year and annually thereafter.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

      B. On January 2, 2004, the Company purchased land and buildings in Mons, Belgium for $12,120 (based on the exchange rate for the Euro on the date of acquisition) and entered into a net lease with the Regie des Batiments. The lease has an initial term of 18 years and provides for an initial annual rent of $1,088. The lease provides for annual rent increases based on a formula indexed to increases in the CPI.

      C. On January 8, 2004, the Company purchased land and buildings in Peoria, Illinois for $12,565 and entered into a net lease with Affina Corporation. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for an initial annual rent of $1,254. The lease provides for annual rent increases based on a formula indexed to increases in the CPI.

      D. On February 6, 2004, the Company purchased land in Rancho Cucamonga, California and entered into a build-to-suit commitment and net lease with Universal Technical Institute of California, Inc. The total cost of construction is estimated to amount to approximately $25,149. Upon completion, expected to be in September 2004, an initial lease term of 15 years will commence. If the entire project costs are used, initial annual rent will be $2,326, with increases every three years based on a formula indexed to increases in the CPI. The lease provides for four five-year renewal terms.

      E. On February 24, 2004, the Company obtained(pound)12,410 ($23,493 using the exchange rate for the Great Britain Pound as of February 24, 2004) of limited recourse mortgage financing collateralized by the Qualceram properties. The loan provides for quarterly payments of principal and interest totaling(pound)266 ($504 at February 24, 2004) at an annual interest rate of 6.948%. The loan has a ten-year term at which time a balloon payment is payable.

17. Commitment and Contingencies:

    As of December 31, 2003, the Company was not involved in any material litigation.

Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the broker-dealer that managed the public offerings of the Company's common stock (and a wholly-owned subsidiary of our advisor, W. P. Carey & Co. LLC), by the staff of the Securities and Exchange Commission, the Company was notified that Carey Financial had received a letter on or about March 4, 2004 from the staff of the Securities and Exchange Commission alleging certain infractions by Carey Financial and the Company of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). Although the letter was delivered in the context of a broker-dealer examination of Carey Financial, and states it is for the purpose of requiring Carey Financial to take corrective action, it contains allegations against both Carey Financial and the Company. It is not known at this time if the Commission intends to bring any action against Carey Financial or the Company. The infractions alleged, as they pertain to the Company, are described below.

The staff alleges that in connection with two public offerings of shares of the Company in 2002 and 2003 for which Carey Financial served as the dealer manager, CPA(R):15, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleges that the Company and Carey Financial oversold the amount of securities registered in the first offering (the "Phase I Offering") completed in the fourth quarter of 2002 and sold securities with respect to the second offering (the "Phase II" Offering) before a registration statement with respect to such offering became effective in the first quarter of 2003. It appears to be the staff's position that, notwithstanding the fact that pending effectiveness of the registration statement investor funds were delivered into escrow and not to the Company or Carey Financial, such delivery involved sales of securities in violation of Section 5 of the Securities Act of 1933. In the event the Commission pursues these allegations, or if affected CPA(R):15 investors bring a similar private action, the Company might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time the amount of securities purchases the Company would be required to rescind, if any. As such, the Company cannot predict the potential effect such an offer may ultimately have on the operations of the Company.
There can be no assurance such effect, if any, would not be material. Further, if the Commission commenced any proceeding against the Company, it could impose or seek different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties.

The staff also alleges that the prospectus delivered with respect to the Phase I Offering contained material misstatements and omissions because that prospectus did not disclose that the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering. The staff claims that the failure to disclose the advances constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934.

Carey Financial has reimbursed the Company for the interest cost of advancing the commissions that were later recovered by the Company from the Phase II Offering proceeds. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any, would not be material.

The staff also alleges that the Company's offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II offering. The staff letter asserts that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than was being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The staff claims that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if an action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any, would not be material. There can be no assurance that if the Commission brought an action against the Company the remedy imposed would not be material.

MARKET FOR THE  COMPANY'S  COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Shares of the Company. As of December 31, 2003, there were 34,349 holders of record of the Shares of the Company.

The Company is required to distribute annually 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends paid by the Company since its inception are as follows:

                         Cash Dividends Paid Per Share

                                 2003                 2002
                                 ----                 ----
First quarter                   $.1537                    -
Second quarter                  $.1550               $.1499
Third quarter                    .1563                .1513
Fourth quarter                   .1565                .1525
                                 -----                -----
                                $.6215               $.4537
                                ======               ======

REPORT ON FORM 10-K

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC"). The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.