Form 10-Q
period 2004-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2004-05-10
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

           Securities registered pursuant to Section 12(g) of the Act:
                          Common stock, $.001 par value

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

     CPA(R):15 has no active market for common stock at May 6, 2004.

     CPA(R):15 has 106,545,823 shares of common stock, $.001 par value outstanding at May 6, 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I
------
Item 1. - Financial Information*

          Condensed Consolidated Balance Sheets, as of March 31, 2004
          and December 31, 2003                                                          2

          Condensed Consolidated Statements of Income for the three months
          ended March 31, 2004 and 2003                                                  3

          Condensed Consolidated Statements of Comprehensive Income (Loss)
          for the three months ended March 31, 2004 and 2003                             3

          Condensed Consolidated Statements of Cash Flows for the three months
          ended March 31, 2004 and 2003                                                  4

          Notes to Condensed Consolidated Financial Statements                        5-10

Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                        11-14

Item 3. - Quantitative and Qualitative Disclosures about Market Risk                    15

Item 4. - Controls and Procedures                                                       15


PART II - Other Information
-------
Item 1.    - Legal Proceedings                                                          16

Item 2.    - Changes in Securities, Use of Proceeds and
             Issuer Purchases of Equity Securities                                      16

Item 2(d). - Use of Proceeds of Registered Offering                                     16

Item 4. -    Submission of Matters to a Vote of Security Holders                        17

Item 6. -    Exhibits and Reports on Form 8-K                                           17

Signatures                                                                              18

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                        March 31, 2004     December 31, 2003
                                                                        --------------     -----------------
                                                                         (Unaudited)           (Note)
                                                                         -----------           ------
            ASSETS:

Land and buildings, net of accumulated depreciation of $23,782
  and $18,725 at March 31, 2004 and December 31, 2003                    $  918,174           $  864,737
Net investment in direct financing leases                                   143,128              148,325
Intangible assets, net of accumulated amortization of $964 and $533
  at March 31, 2004 and December 31, 2003                                    40,080               32,742
Real estate under construction                                               64,415               61,270
Equity investments                                                           84,038               83,984
Cash and cash equivalents                                                   313,244              346,217
Short-term investments                                                       41,475               37,833
Other assets                                                                 56,380               64,044
                                                                         ----------           ----------
    Total assets                                                         $1,660,934           $1,639,152
                                                                         ==========           ==========

        LIABILITIES, MINORITY INTEREST, AND
               SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                  $  618,632           $  596,003
Notes payable                                                                 3,938                4,061
Accrued interest                                                              3,092                2,464
Due to affiliates                                                             2,699                2,912
Accounts payable and accrued expenses                                         7,404                6,907
Prepaid rental income and security deposits                                  39,187               38,504
Deferred acquisition fees payable to affiliate                               22,053               24,005
Dividends payable                                                            16,654               16,555
                                                                         ----------           ----------
    Total liabilities                                                       713,659              691,411
                                                                         ----------           ----------

Minority interest                                                            53,776               52,650
                                                                         ----------           ----------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares;
  issued and outstanding, 106,220,018 and 105,681,019 at
  March 31, 2004 and December 31, 2003                                          106                  106
Additional paid-in capital                                                  949,657              944,788
Dividend in excess of accumulated earnings                                  (57,946)             (52,887)
Accumulated other comprehensive income                                        2,532                3,255
                                                                         ----------           ----------
                                                                            894,349              895,262
Less, treasury stock at cost, 94,016 and 18,807 shares at
  March 31, 2004 and December 31, 2003                                         (850)                (171)
                                                                         ----------           ----------
    Total shareholders' equity                                              893,499              895,091
                                                                         ----------           ----------
    Total liabilities, minority interest and shareholders' equity        $1,660,934           $1,639,152
                                                                         ==========           ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
               (in thousands, except share and per share amounts)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                    2004             2003
                                                                   -------         -------
Revenues:
   Rental income                                                   $22,611         $13,847
   Interest income from direct financing leases                      3,526             598
   Other operating income                                            4,215           1,174
                                                                   -------         -------
                                                                    30,352          15,619
                                                                   -------         -------
Operating expenses:
   Depreciation and amortization of intangibles                      5,585           2,968
   General and administrative                                        1,974           1,268
   Property expenses                                                 5,147           2,996
                                                                   -------         -------
                                                                    12,706           7,232
                                                                   -------         -------

   Income before other interest income, minority interest,
     equity investments, interest expense and gains                 17,646           8,387

Other interest income                                                1,005             254
Minority interest in income                                         (1,995)           (765)
Income from equity investments                                       2,071           2,068
Interest expense                                                    (8,999)         (5,429)
                                                                   -------         -------

   Income before gains                                               9,728           4,515

Gain on sale                                                          --               977
Gain on foreign currency transactions, net                           1,876            --
                                                                   -------         -------

       Net income                                                  $11,604         $ 5,492
                                                                   =======         =======

Basic and diluted earnings per share                                 $ .11           $ .14
                                                                     =====           =====

Weighted average shares outstanding - basic and diluted        106,094,871      40,779,669
                                                               ===========      ==========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                 (in thousands)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                2004            2003
                                                               -------        ------
Net income                                                     $11,604        $5,492
                                                               -------        ------

Other comprehensive income:
   Change in foreign currency translation adjustment              (523)          199
   Unrealized loss on derivative instruments                      (200)         -  _
                                                               -------       -------

                                                                  (723)          199
                                                               -------        ------

   Comprehensive income                                        $10,881        $5,691
                                                               =======        ======

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                       Three Months Ended March 31,
                                                                                       ----------------------------
                                                                                         2004               2003
                                                                                       --------           --------
Cash flows from operating activities:
  Net income                                                                            $11,604           $  5,492
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                       5,612              3,013
      Equity income in excess of distributions received                                    (221)              (601)
      Straight-line rent adjustments                                                     (1,706)            (1,094)
      Gain on sale                                                                         --                 (977)
      Settlement proceeds assigned to lender                                             (2,754)              --
      Unrealized loss on foreign currency transactions                                      760               --
      Realized gain on foreign currency transaction                                      (2,636)              --
      Fees paid to affiliate by issuance of stock                                         1,275                419
      Minority interest in income                                                         1,995                765
      Changes in operating assets and liabilities, net                                    2,031              6,412
                                                                                       --------           --------
         Net cash provided by operating activities                                       15,960             13,429
                                                                                       --------           --------

Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income            167                132
  Distributions of mortgage financing from equity investees                                --               12,460
  Acquisitions of real estate and equity investments and other capitalized costs        (58,779)           (91,814)
  VAT taxes recovered in connection with purchases of real estate, net                      604               --
  Payment of deferred acquisition fees                                                   (3,253)              --
  Purchase of short-term investments                                                    (13,059)              --
  Redemption of short-term investments                                                    9,488               --
  Proceeds of amount receivable from sale of real estate from affiliate                   3,034               --
                                                                                       --------           --------
         Net cash used in investing activities                                          (61,798)           (79,222)
                                                                                       --------           --------

Cash flows from financing activities:
  Proceeds from mortgages                                                                28,589             16,330
  Mortgage and note principal payments                                                   (2,065)            (1,209)
  Deferred financing costs and mortgage deposits, net of deposits refunded                   (8)               223
  Capital contributions from minority partner                                              --               11,916
  Distributions paid to minority partners                                                  (802)              (798)
  Proceeds from issuance of stock, net of costs of raising capital                        3,871            164,047
  Dividends paid                                                                        (16,565)            (5,789)
  Purchase of treasury stock                                                               (679)              --
                                                                                       --------           --------
         Net cash provided by financing activities                                       12,341            184,720
                                                                                       --------           --------

  Effect of exchange rate changes on cash                                                   524                125
                                                                                       --------           --------

         Net (decrease) increase in cash and cash equivalents                           (32,973)           119,052

Cash and cash equivalents, beginning of period                                          346,217             94,762
                                                                                       --------           --------

     Cash and cash equivalents, end of period                                          $313,244           $213,814
                                                                                       ========           ========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 15 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

During the period ended March 31, 2004, the Company entered into an interest rate swap agreement. The interest rate swap is a derivative instrument. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are included in the determination of net income. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income, a component of shareholders' equity. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Note 2. Agreements and Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and the Advisor, W. P. Carey & Co. LLC, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $1,430 and $848 for the three months ended March 31, 2004 and 2003, respectively, with performance fees in like amount. The Company incurred personnel reimbursements of $552 and $189 for the three months ended March 31, 2004 and 2003, respectively.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed during the three months ended March 31, 2004, current and deferred fees were $1,626 and $1,301, respectively. During the three months ended March 31, 2003, current and deferred fees incurred were $4,319 and $3,455, respectively.

Note 3. Acquisitions of Real Estate:

     A. On March 26, 2004, the Company purchased land and building in Peachtree City, Georgia for $8,699 and entered into a net lease with World Airways, Inc. The lease has an initial term of 15 years followed by two

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

          ten-year renewal options and provides for annual rent of $853 with annual increases based on a formula indexed to increases in the Consumer Price Index ("CPI").

     B. During the three-month period ended March 31, 2004, the Company acquired properties and real estate investments which were previously described in its Reports on Form 10-K for the year ended December 31, 2003. A summary of the properties and investments acquired is as follows:

                                                                        Initial     Original     Annual
                                                                        Annual      Mortgage      Debt       Date
Lease Obligor:                    Cost          Location                  Rent       Financing    Service   Acquired
--------------                   -------   ----------------------         ----      ---------    -------   --------
Universal Technical Institute    $25,149   Rancho Cucamonga, CA         $2,326          --          --      2/6/2004
  of California, Inc.
Affina Corporation                12,565   Peoria, IL                    1,254          --          --      1/8/2004
Regie des Batiments               12,120   Mons, Belgium                 1,088          --          --      1/2/2004
Plumbmaster, Inc.                  9,843   Concord Township, PA and        855          --          --      1/2/2004
                                           Oceanside, CA

Note 4. Equity Investments:

The Company owns interests in single-tenant net leased properties through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation; Hologic, Inc. and Starmark Camhood LLC.

Summarized combined financial information of the equity investees is as follows:

(in thousands)                                       March 31, 2004       December 31, 2003
                                                     --------------       -----------------
Assets (primarily real estate)                           $449,490             $450,586
Liabilities (primarily mortgage notes payable)            264,888              265,972
Partners' and members' equity                             184,602              184,614


                                                          Three Months Ended March 31,
                                                         -----------------------------
                                                           2004                 2003
                                                         --------             --------
Revenues (primarily rental revenues)                     $ 11,416             $  9,492
Expenses (primarily interest on mortgages
  and depreciation)                                        (6,782)              (5,009)
                                                         --------             --------
Net income                                               $  4,634             $  4,483
                                                         ========             ========

Note 5. Derivative Instrument:

During the period ended March 31, 2004, the Company obtained a (pound)12,410 ($22,663) variable rate mortgage loan and entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily may use interest rate swaps as part of its cash flow hedging strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying principal amount. At March 31, 2004, derivatives with a fair value liability of $200 were included in other liabilities. The change in net unrealized losses of $200 for the three-month period ended March 31, 2004 for this derivative designated as cash flow hedge is included in accumulated other comprehensive income in shareholders' equity.

Note 6. Lease Revenues:

The Company's operations consist of the investment in and the leasing of industrial and commercial real estate. The financial reporting sources of the leasing revenues for the three-month periods ended March 31, 2004 and 2003 are as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


                                                             2004            2003
                                                            -------        -------
Per Statements of Income:
   Rental income from operating leases                      $22,611        $13,847
   Interest from direct financing leases                      3,526            598

Adjustment:
   Share of leasing revenue applicable to
     minority interest                                       (3,738)        (1,708)
   Share of leasing revenue from equity investments           5,086          4,246
                                                            -------        -------
                                                            $27,485        $16,983
                                                            =======        =======

For the three-month periods ended March 31, 2004 and 2003, the Company earned its net leasing revenues from its investments from the following lease obligors:

                                                 2004           %          2003          %
                                                 ----          ---       -------        ---
Starmark Holdings L.L.C. (a)                    $ 2,668        10%       $ 1,175         7%
Clear Channel Communications, Inc. (b)            2,123         8          2,123        13
Carrefour France, SA (b) (c)                      1,919         7          2,520        15
TruServ Corporation (a)                           1,806         7          1,805        11
Foster Wheeler, Inc.                              1,318         5          1,309         8
Life Time Fitness, Inc.                           1,232         4              -         -
Qualceram Shires plc                                993         4              -         -
Lillian Vernon Corporation                          962         3              -         -
Medica - France, SA (b) (c)                         805         3            954         6
Danka Office Imaging Company                        765         3            218         1
Meadowbrook Meat Company                            752         3            752         4
Overland Storage, Inc.                              748         3            748         4
Berry Plastics Corporation                          713         2              -         -
Precise Technology, Inc.                            670         2              -         -
Petsmart, Inc. (a)                                  623         2            623         4
Tower Automotive, Inc.                              589         2            589         3
MediMedia USA, Inc.                                 584         2              -         -
Insulated Structures, Ltd.                          538         2              -         -
Hologic, Inc. (a)                                   505         2            505         3
Kerr Group, Inc.                                    433         2              -         -
American Pad & Paper LLC                            433         2              -         -
Other (a)                                         6,306        22          3,572        21
                                                -------       ---        -------       ---
                                                $27,485       100%       $16,893       100%
                                                =======       ===        =======       ===

     (a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 4).

     (b)  Net of minority interest of an affiliate.

     (c) Until March 12, 2003, the Company owned 100% interests in the applicable properties at which time minority interests were sold to an affiliate.

Note 7. Commitments and Contingencies:

As of March 31, 2004, the Company was not involved in any material litigation.

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

The staff also alleges that the Company's offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II Offering. The staff letter asserts that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than was being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The staff claims that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if an action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any action would not be material. There can be no assurance that if the Commission brought an action against the Company the remedy imposed would not be material.

Note 8. Subsequent Events:

     A. On April 14, 2004, the Company purchased land and buildings in Mentor, Ohio and Franklin, Tennessee for $7,168 and entered into a net lease with Worthington Precision Metals, Inc. The lease obligations are unconditionally guaranteed by WPM Holding Corp. The lease has an initial term of 20 years followed by two ten-year renewal options and provides for annual rent of $788 with annual increases based on a formula indexed to changes in the CPI.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

     B. On April 29, 2004, the Company, along with two affiliates, Corporate Property Associates 14 Incorporated, and Corporate Property Associates 16 - Global Incorporated, through a limited partnership in which the Company owns an approximate 58% interest through two subsidiaries, one of which is the general partner, purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP, ("Mercury"), and the truck rental facilities are leased to U-Haul Moving Partners, Inc., ("U-Haul"). The total cost was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.

          The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551. The U-Haul lease has an initial term of 10 years with two 10-year renewal options and provides for annual rent of $9,990. In the event that U-Haul does not renew its lease, Mercury will assume the lease obligation for the truck rental facilities. Each lease provides for rent increases every five years based on a formula indexed to the CPI.

          The loan provides for monthly payments of principal and interest of $1,230 at a fixed annual interest rate of 6.449% and based on a 25-year amortization schedule. The loan matures on May 1, 2014.

Note 9. Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which changes the accounting for, and disclosure of certain guarantees. Beginning with transactions entered into after December 31, 2002, certain guarantees are required to be recorded at fair value, which is different from prior practice, under which a liability was recorded only when a loss was probable and reasonably estimable. In general, the change applies to contracts or indemnification agreements that contingently require the Company to make payments to a guaranteed third-party based on changes in an underlying asset, liability, or an equity security of the guaranteed party. The adoption of the accounting provisions of FIN 45 on January 1, 2003 did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based compensation (i.e., recognition of a charge for issuance of stock options in the determination of income.). However, SFAS No. 148 does not permit the use of the original SFAS No. 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, description of transition method utilized and the effect of the method used on reported results. The transition and annual disclosure provisions for valuing stock-based compensation of SFAS No. 148 are to be applied for fiscal years ending after December 15, 2002. The Company does not have any employees nor any stock-based compensation plans. Accordingly, the adoption of SFAS No. 148 did not impact the Company.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). In December 2003, the FASB issued a revised FIN 46 which modifies and clarifies various aspects of the original Interpretation. FIN 46 applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46 requires additional disclosures. The adoption of FIN 46 did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging under SFAS No. 133. The changes in the statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, the statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative instrument discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and (4) amends certain other existing pronouncements. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FASB No. 149 did not have a material effect on the financial statements.

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in one limited partnership that is consolidated and have minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value approximates the fair value of these minority interests at March 31, 2004.
Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

Overview

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the condensed consolidated financial statements and notes thereto as March 31, 2004 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):15 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):15 that the results or conditions described in such statements or objectives and plans of CPA(R):15 will be achieved. Additionally, a description of CPA(R):15's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

CPA(R):15 was formed in 2001 and raised approximately $1,000,000 from its public offerings which second offering concluded in 2003, and it is using the proceeds from these offerings along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate lessees. CPA(R):15 structures the net leases to place certain economic burdens of ownership on corporate lessees by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. CPA(R):15 negotiates leases that may provide for periodic rent increases that are stated or based on increases in the Consumer Price Index ("CPI") or, for retail properties, may provide for additional rents based on sales in excess of a specified base amount. CPA(R):15 has also acquired interests in real estate through joint ventures with affiliates who have similar investment objectives as CPA(R):15. These joint ventures also enter into net leases on a single-tenant basis.

CPA(R):15 is actively engaged in acquiring properties and has used approximately $79,368 since March 31, 2004 to acquire properties. As CPA(R):15 becomes fully invested, Management will evaluate the results of CPA(R):15 with a primary focus on its ability to generate cash flow necessary to meet its investment objectives of overall property appreciation and increasing its distribution rate to its shareholders. As a result, Management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but has no impact on cash flow or to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, Management includes equity distributions that are included in investing activities to the extent that the source of distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. For the three month period ended March 31, 2004, cash flow generated from operations and equity investments was insufficient to fully fund dividends to shareholders, distributions to minority partners, that is, to affiliates who have interests in investments that are included in the Company's condensed consolidated financial statements, and scheduled mortgage principal payments. For the three-month period ended March 31, 2004, cash flows from operating and equity investments were $16,127. In determining the distribution rate to shareholders, Management considers its projections of future operations as well as its historical results. These projections assume that CPA(R):15 will substantially increase its real estate asset base. Management believes that CPA(R):15 will meet its objectives but situations which negatively affect cash flow such as lease terminations are likely to occur.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Results of Operations

CPA(R):15's real estate asset base has increased from $760,000 at March 31, 2003 to $1,250,000 at March 31, 2004, an increase of 64%, and estimated cash flows from its properties (annual contractual rent less annual debt service on property-level mortgages) have also increased by 64%.

CPA(R):15's net income for the three months ended March 31, 2004 was $11,604, as compared with net income of $5,492 for the comparable period in 2003. The results for the current period include gains on foreign currency transactions of $1,876 and other income of $2,754 from the forfeiture of a security deposit. Lease revenues and interest, depreciation, general and administrative and property expenses all increased as a result of the growth of CPA(R):15's asset base.

Lease revenues (rental income and interest income from direct financing leases) increased by $11,692 for the comparable three-month periods. During the period from March 31, 2003 to March 31, 2004, CPA(R):15 entered into net leases with 20 new tenants which contributed $9,500 of the current period's lease revenues. CPA(R):15 also recognized an additional $1,601 of lease revenues as the result of completing build-to-suit projects for five tenants subsequent to March 31, 2003. During the three months ended March 31, 2004, CPA(R):15 entered into net leases with Affina Corporation, Plumbmaster, Inc., World Airways, Inc. and Regie des Batiments in Belgium. These leases will provide aggregate annual lease revenues of $4,050 (subject to foreign currency fluctuations on the lease for the Belgian property) and contributed $796 of lease revenues for the current period. CPA(R):15 also entered into a construction agency and net lease agreement with Universal Technical Institute of California, Inc. which is projected to contribute approximately $2,325 of annual lease revenues upon completion of construction, scheduled for September 2004. In April 2004, CPA(R):15 entered into net leases with two lessees that operate under the U-Haul brand name and Worthington Precision Metals, Inc. which will contribute aggregate annual lease revenues of $29,329. Lease revenues for the three months ended March 31, 2003 include $1,377 from the Fleming Companies, Inc. lease which was terminated in August 2003 pursuant to Fleming's voluntary petition of bankruptcy.

During the three months ended March 31, 2004, CPA(R):15 recognized other operating income of $4,215 as compared with $1,174 for the comparable period in 2003. CPA(R):15 benefited from the forfeiture of Fleming's $2,754 security deposit to CPA(R):15 and an increase of $287 from reimbursements from tenants for expenses paid by CPA(R):15. Interest income of $1,005 is from CPA(R):15's uninvested cash during the current period. Interest income will decrease as the proceeds of CPA(R):15's offerings are invested in real estate. After CPA(R):15 is fully invested, it intends to maintain cash balances which Management believes to be sufficient for meeting its operating needs.

CPA(R):15's mortgage balances have increased by $224,323 since March 31, 2003, resulting in an increase in interest expense of $3,570 for the comparable three-month periods. The increase in depreciation and amortization expense of $2,617 is a direct result of the growth in the asset base. Property expense increased by $2,151 for the comparable periods, primarily as the result of increases in asset management and performance fees. Asset management and performance fees are based on CPA(R):15's assets invested in real estate and have increased solely as a result of acquisitions. CPA(R):15's real estate asset base will increase as it has substantial amounts of cash available for investment and debt capacity as several of its properties are unleveraged.

CPA(R):15 has negotiated a forbearance agreement with the limited recourse mortgage lender on the Tulsa property formerly leased to Fleming. The forfeited security deposit of $2,754 and $283 from a construction escrow each of which is held by the lender is being used to make interest-only payments on the mortgage. Upon the earlier of two years or the time at which more than 50% of the property is leased, the forbearance agreement will terminate and monthly principal and interest installments of $209 will recommence. In November 2003, the initial term of a lease with Transworld Center, Inc. was scheduled to commence at a newly constructed property in Miami, Florida. At that time, Transworld notified CPA(R):15 that it would not occupy the property. CPA(R):15 is attempting to enforce its rights under the Transworld lease and is aggressively remarketing the property. Annual carrying costs on the Miami, Florida and Tulsa, Oklahoma properties are estimated to be $1,550.

During the three months ended March 31, 2004, CPA(R):15 recognized net foreign currency transactions gains of $1,876 on the transfer of cash from a foreign subsidiary to the parent company.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Financial Condition

There has been no material change in CPA(R):15's financial condition. Management believes that CPA(R):15 will generate sufficient cash from operations and, if necessary, from the proceeds of mortgage financings, to meet its short-term and long-term liquidity objectives.

Cash flows from operating activities and distributions from the operations of equity investments in excess of equity income of $16,127 were not sufficient to fund dividend payments of $16,565, scheduled mortgage principal payments of $2,065 and distributions to minority interests of $802. Management projects that as new properties are added to CPA(R):15's portfolio, cash flows from operations will meet CPA(R):15's objective of fully funding dividends to shareholders and amounts payable to minority interests and mortgage lenders. CPA(R):15 has invested its available cash in money market instruments and short-term investments. Management believes that cash flows from operations will benefit as available cash is fully deployed in a portfolio of diversified real estate properties and will be sufficient to meet CPA(R):15's objectives. On April 29, 2004, CPA(R):15 and two affiliates purchased 78 properties and entered into master leases with two lessees which operate self-storage and truck leasing facilities under the U-Haul brand name. Net of mortgage financing and amounts contributed by the affiliates, CPA(R):15 used $72,344 in connection with purchasing its approximate 58% ownership interest. CPA(R):15's share of annual cash flow from this investment is projected to be approximately $7,950.

CPA(R):15's investing activities included using $58,779 to acquire properties net leased to five lessees on a single-tenant basis, including one property at which a building is being constructed on a build-to-suit basis, and to fund construction costs at five other build-to-suit properties. Since March 31, 2004, CPA(R):15 has used approximately $79,368 to acquire properties leased to Worthington Precision Metals, Inc. and the U-Haul lessees. During the three months ended March 31, 2004, CPA(R):15 used $13,059 of its cash to purchase short-term investments (i.e., investments with maturities of more than 90 days but less than one year); $9,488 of short-term investments matured. As of May 1, 2004, up to approximately $44,200 was committed to complete build-to-suit projects. During the three months ended March 31, 2004, CPA(R):15 received a final payment of $3,034 in connection with the sale of interests in 2003 in properties leased to Carrefour, SA to an affiliate. As of May 1, 2004, CPA(R):15 has approximately $268,133 (cash and cash equivalents and short-term investments) available for investment.

During the three months ended March 31, 2004, CPA(R):15's financing activities included obtaining $28,589 of limited recourse mortgage debt. Currently, all of CPA(R):15's mortgage debt bears interest at fixed rates with no loans maturing before May 2012. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R):
15's assets. The use of limited recourse debt, therefore, allows CPA(R):15 to limit the exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee. After CPA(R):15 fully invests in real estate, it will evaluate on an ongoing basis whether to obtain additional sources of funds such as lines of credit; however, no consideration is being given to such additional sources at this time. CPA(R):15 issued $3,871 through its dividend reinvestment plan, and used $678 to redeem shares.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of March 31, 2004 is as follows:

(in thousands)                         Total          2004         2005         2006         2007        2008        Thereafter
                                      --------       -------      -------      -------      -------     -------      ----------
Obligations:
  Limited recourse mortgage
     notes payable (1)                $618,632       $ 7,354      $10,492      $11,309      $12,251     $13,310       $563,916
  Deferred acquisition fees             22,053          --          6,001        6,327        6,327       3,073            325
Commitments:
  Build-to-suit obligations             44,213        44,213         --           --           --          --             --
  Share of minimum rents
     payable under office
     cost-sharing agreement                514           140          214          160         --          --             --
                                      --------       -------      -------      -------      -------     -------       --------
                                      $685,412       $51,707      $16,707      $17,796      $18,578     $16,383       $564,241
                                      ========       =======      =======      =======      =======     =======       ========

(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

As of March 31, 2004, CPA(R):15 was not involved in any material litigation. Following a broker-deal examination of Carey Financial Corporation ("Carey Financial"), the broker-dealer that managed the public offering of CPA(R):15's common stock (and a wholly-owned subsidiary of our advisor, W. P. Carey & Co.
LLC) by the staff of the United States Securities and Exchange Commission (the "SEC"), CPA(R):15 was notified that Carey Financial had received a letter on or about March 4, 2004 from the staff of the SEC alleging certain infractions by Carey Financial and CPA(R):15 of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the SEC may take with respect to the broker-dealer examination. It is not known at this time if the SEC intends to bring any action against Carey Financial or CPA(R):15. The infractions alleged are described in Item 3 of CPA(R):15's Annual Report on Form 10-K and in Note 7 of the condensed consolidated financial statements.

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

All of CPA(R):15's long-term debt of $618,632 either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, and the fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of March 31, 2004 ranged from 5.52% to 7.98%.

                         2004        2005        2006         2007         2008       Thereafter      Total     Fair Value
                        ------     -------      -------      -------      -------     ----------     --------   ----------
Fixed rate debt         $7,354     $10,492      $11,309      $12,251      $13,310      $563,916      $618,632    $613,881
Average interest
  rate                   6.18%       6.16%        6.15%        6.14%        6.13%         6.20%

Changes in interest rates would have no effect on annual interest expense as all of CPA(R):15's long-term debt bears interest at fixed rates. CPA(R):15 has entered into an interest rate swap agreement to hedge cash flows on a variable rate debt. The objective in using this derivative instrument is to add stability to interest expense and manage exposure to interest rate movements.

CPA(R):15 conducts business in France, Germany, Belgium and the United Kingdom. CPA(R):15 is subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):15 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations affecting foreign currency exchange rates. CPA(R):15 has obtained limited recourse mortgage financing at a fixed rate of interest in the local currency. To the extent that currency fluctuations affecting rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of March 31, 2004.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 1. - LEGAL PROCEEDINGS

As reported in the Company's Annual Report on Form 10-K for fiscal year 2003, Carey Financial Corporation ("Carey Financial"), the broker-dealer that managed the public offerings of the Company's common stock, received a letter from the Securities and Exchange Commission (the "Commission"), on or about March 4, 2004, alleging certain infractions in connection with the offerings by Carey Financial of Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. The letter was delivered for the purpose of requiring Carey Financial to take corrective action and without regard to any other action the Commission may take with respect to the broker-dealer examination. There has been no change in the status of this matter since the filing of the Annual Report.

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (c) For the quarter ended March 31, 2004, 127,499 shares were issued to the Advisor as consideration for performance fees and 411,500 shares were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at $10.00 per share.

     (e)  Issuer Purchases of Equity Securities

                                                                                     Total Number of Shares
                                                                                      Purchased as Part of
                                             Total Number of       Average Price    Publicly Announced Plans
                      Period                 Shares Purchased     Paid Per Share         or Programs (1)
                      ------                 ----------------     --------------    ------------------------
     January 1, 2004 - January 31, 2004             45,331             $9.00                   N/A
     February 1, 2004 - February 29, 2004           17,358              9.00                   N/A
     March 1, 2004 - March 31, 2004                 12,520              9.00                   N/A
                                                    ------
          Total                                     75,209
                                                    ======

     (1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.

Item 2b. - USE OF PROCEEDS OF REGISTERED OFFERING

Pursuant to Rule 701 of Regulation S-K, the use of proceeds from the Company's offering of common stock which commenced March 19, 2003 (File #333-100525) is as follows as of March 31, 2004:

    Shares registered:                                                     69,000,000

    Aggregate price of offering amount registered:                       $690,000,000

    Shares sold:                                                           64,687,294

    Aggregated offering price of amount sold:                            $646,872,940

    Direct or indirect payments to directors, officers, general partners of the issuer or their associates, to persons
      owning ten percent or more of any class of equity
      securities of the issuer and to affiliates of the issuer:           $13,750,450

    Direct or indirect payments to others:                                $55,237,651

    Net offering proceeds to the issuer after deducting expenses:        $577,884,839

    Purchases of real estate and equity investments:                     $239,764,298

    Temporary investments in cash and cash equivalents:                  $338,120,541

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          During the quarter ended March 31, 2004, no matters were submitted to a vote of Security Holders.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

     (a)  Exhibits:

          31.1 Certification of Co-Chief Executive Officers

          31.2 Certification of Chief Financial Officer

          32.1 Certification of Co-Chief Executive Officers Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K:

          During the quarter ended March 31, 2004, the Company furnished a report on Form 8-K on March 25, 2004, which included an Item 9 disclosure with respect to the Company's dividend.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


     5/6/2004                            By: /s/ John J. Park
   ------------                             -----------------------------------
       Date                                      John J. Park
                                                 Managing Director and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)



     5/6/2004                            By: /s/ Claude Fernandez
   ------------                             -----------------------------------
       Date                                      Claude Fernandez
                                                 Managing Director and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)