Form 10-Q
period 2004-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2004-08-06
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 333-58854
                         -------------------------------

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

         CPA(R):15 has no active market for common stock at August 6, 2004.

         CPA(R):15 has 106,624,368 shares of common stock, $.001 par value outstanding at August 6, 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                         Page No.
                                                                                         --------
PART I

Item 1. -   Financial Information*

            Condensed Consolidated Balance Sheets, as of June 30, 2004
            and December 31, 2003                                                             2

            Condensed Consolidated Statements of Income for the three and six months
            ended June 30, 2004 and 2003                                                      3

            Condensed Consolidated Statements of Comprehensive Income for the three
            and six months ended June 30, 2004 and 2003                                       3

            Condensed Consolidated Statements of Cash Flows for the six months
            ended June 30, 2004 and 2003                                                      4

            Notes to Condensed Consolidated Financial Statements                           5-11

Item 2. -   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           12-17

Item 3. -   Quantitative and Qualitative Disclosures about Market Risk                       18

Item 4. -   Controls and Procedures                                                          18

PART II -   Other Information

Item 1. -   Legal Proceedings                                                                19

Item 2. -   Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities                                                                19

Item 4. -   Submission of Matters to a Vote of Security Holders                              19

Item 6. -   Exhibits and Reports on Form 8-K                                                 20

Signatures                                                                                   21

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL INFORMATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                 June 30, 2004   December 31, 2003
                                                                                 -------------   -----------------
                                                                                  (Unaudited)         (Note)
                              ASSETS:

Land and buildings, net of accumulated depreciation of $30,121 and $18,725
   at June 30, 2004 and December 31, 2003                                        $   1,226,599     $     864,737
Net investment in direct financing leases                                              140,104           148,325
Intangible assets, net of accumulated amortization of $1,997 and $533 at
   June 30, 2004 and December 31, 2003                                                  96,185            32,742
Real estate under construction                                                          67,871            61,270
Equity investments                                                                      86,441            83,984
Cash and cash equivalents                                                              147,109           346,217
Short-term investments                                                                  43,365            37,833
Escrow assets                                                                          106,457            10,963
Other assets, net                                                                       37,187            53,081
                                                                                 -------------     -------------
     Total assets                                                                $   1,951,318     $   1,639,152
                                                                                 =============     =============

             LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                           $     822,965     $     596,003
Notes payable                                                                            3,908             4,061
Accrued interest                                                                         4,307             2,464
Due to affiliates                                                                        3,120             2,912
Accounts payable and accrued expenses                                                    7,086             6,907
Prepaid rental income and security deposits                                             66,469            38,504
Deferred acquisition fees payable to affiliate                                          26,972            24,005
Dividends payable                                                                       16,758            16,555
                                                                                 -------------     -------------
        Total liabilities                                                              951,585           691,411
                                                                                 -------------     -------------
Minority interest                                                                      112,316            52,650
                                                                                 -------------     -------------

Commitments and contingencies

Shareholders' equity:
Common stock, $.001 par value; authorized 120,000,000 shares; issued and outstanding, 106,808,640 and 105,681,019 at June 30, 2004 and December
   31, 2003                                                                                107               106
Additional paid-in capital                                                             955,357           944,788
Dividend in excess of accumulated earnings                                             (66,204)          (52,887)
Accumulated other comprehensive income                                                      83             3,255
                                                                                 -------------     -------------
                                                                                       889,343           895,262
Less, treasury stock at cost, 213,632 and 18,807 shares at June 30, 2004
   and December 31, 2003                                                                (1,926)             (171)
                                                                                 -------------     -------------
        Total shareholders' equity                                                     887,417           895,091
                                                                                 -------------     -------------
        Total liabilities, minority interest and shareholders' equity            $   1,951,318     $   1,639,152
                                                                                 =============     =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
               (in thousands, except share and per share amounts)

                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                      ------------------------------    ------------------------------
                                                          2004               2003            2004            2003
                                                          ----               ----            ----            ----
Revenues:
   Rental income                                      $      28,220    $      14,988    $      50,831    $      28,835
   Interest income from direct financing leases               3,613            1,449            7,139            2,047
   Other operating income                                     1,293            2,209            5,508            3,383
                                                      -------------    -------------    -------------    -------------
                                                             33,126           18,646           63,478           34,265
                                                      -------------    -------------    -------------    -------------
Operating expenses:
   Depreciation and amortization                              7,329            3,226           12,914            6,194
   General and administrative                                 1,518            1,769            3,492            3,037
   Property expenses                                          5,210            4,245           10,357            7,241
                                                      -------------    -------------    -------------    -------------
                                                             14,057            9,240           26,763           16,472
                                                      -------------    -------------    -------------    -------------
   Income before other interest income, minority
      interest, equity investments, interest
      expense and gains and losses                           19,069            9,406           36,715           17,793

Other interest income                                           666              828            1,671            1,082
Minority interest in income                                  (1,745)            (930)          (3,740)          (1,695)
Income from equity investments                                2,123            2,171            4,194            4,239
Interest expense                                            (11,424)          (5,828)         (20,423)         (11,257)
                                                      -------------    -------------    -------------    -------------

   Income before gains and losses                             8,689            5,647           18,417           10,162

(Loss) gain on sale of real estate                              (48)             (16)             (48)             961
(Loss) gain on foreign currency transactions, net              (139)               -            1,737                -
                                                      -------------    -------------    -------------    -------------
       Net income                                     $       8,502    $       5,631    $      20,106    $      11,123
                                                      =============    =============    =============    =============
Basic and diluted earnings per share                  $         .08    $         .08    $         .19    $         .20
                                                      =============    =============    =============    =============
Weighted average shares outstanding - basic and
   diluted                                              106,584,821       71,787,190      106,342,394       56,369,086
                                                      =============    =============    =============    =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                 Three Months Ended June 30,   Six Months Ended June 30,
                                                 ---------------------------   -------------------------
                                                     2004           2003          2004           2003
                                                     ----           ----          ----           ----
Net income                                       $    8,502      $    5,631    $   20,106     $   11,123
                                                 ----------      ----------    ----------     ----------
Other comprehensive income (loss):
   Change in foreign currency translation
      adjustment                                     (2,311)          3,447        (2,834)         3,646
   Unrealized loss on derivative instruments           (138)              -          (338)             -
                                                 ----------      ----------    ----------     ----------
                                                     (2,449)          3,447        (3,172)         3,646
                                                 ----------      ----------    ----------     ----------
   Comprehensive income                          $    6,053      $    9,078    $   16,934     $   14,769
                                                 ==========      ==========    ==========     ==========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                      Six Months Ended June 30,
                                                                                         2004            2003
                                                                                         ----            ----
Cash flows from operating activities:
  Net income                                                                          $    20,106    $    11,123
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                        13,204          6,280
      Equity income in excess of distributions received                                      (136)          (985)
      Straight-line rent adjustments                                                       (3,424)        (2,291)
      Loss (gain) on sale of real estate                                                       48           (961)
      Settlement proceeds assigned to lender                                               (2,754)             -
      Unrealized loss on foreign currency transactions                                        899              -
      Realized gain on foreign currency transaction                                        (2,636)             -
      Fees paid to affiliate by issuance of stock                                           2,705          1,268
      Minority interest in income                                                           3,740          1,695
      Changes in operating assets and liabilities, net                                     (9,230)         7,851
                                                                                      -----------    -----------
         Net cash provided by operating activities                                         22,522         23,980
                                                                                      -----------    -----------
Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income              632            282
  Distributions of mortgage financing from equity investees                                     -         24,162
  Acquisitions of real estate and equity investments and other capitalized costs         (494,519)      (169,875)
  VAT taxes recovered (paid) in connection with purchases of real estate, net               5,275         (5,018)
  Payment of deferred acquisition fees                                                     (3,253)             -
  Purchase of short-term investments                                                      (20,863)             -
  Redemption of short-term investments                                                     15,400              -
  Proceeds of amount receivable from sale of real estate from affiliate                     3,034              -
  Proceeds from sale of real estate                                                         2,752              -
                                                                                      -----------    -----------
         Net cash used in investing activities                                           (491,542)      (150,449)
                                                                                      -----------    -----------
Cash flows from financing activities:
  Proceeds from mortgages                                                                 247,688         30,330
  Mortgage and note principal payments                                                     (4,518)        (2,401)
  Deferred financing costs and mortgage deposits, net of deposits refunded                   (635)        (1,205)
  Capital contributions from minority partner                                              56,241         11,916
  Distributions paid to minority partners                                                  (1,888)        (1,281)
  Proceeds from issuance of stock, net of costs of raising capital                          8,142        399,959
  Dividends paid                                                                          (33,220)       (14,066)
  Purchase of treasury stock                                                               (1,755)             -
                                                                                      -----------    -----------
         Net cash provided by financing activities                                        270,055        423,252
                                                                                      -----------    -----------
  Effect of exchange rate changes on cash                                                    (143)           697
                                                                                      -----------    -----------
         Net (decrease) increase in cash and cash equivalents                            (199,108)       297,480
Cash and cash equivalents, beginning of period                                            346,217         94,762
                                                                                      -----------    -----------
     Cash and cash equivalents, end of period                                         $   147,109    $   392,242
                                                                                      ===========    ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1. Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 15 Incorporated (the "Company" or "CPA(R):15") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In February 2004, the Company entered into an interest rate swap agreement. The interest rate swap is a derivative instrument. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are included in the determination of net income. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income, a component of shareholders' equity. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the Advisory Agreement between the Company and W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets as defined in the Advisory Agreement. The performance fee is subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $1,648 and $955 for the three months ended June 30, 2004 and 2003, respectively, and $3,078 and $1,803 for the six months ended June 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. The Company incurred personnel reimbursements of $580 and $247 for the three months ended June 30, 2004 and 2003, respectively, and $1,132 and $437 for the six months ended June 30, 2004 and 2003, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed during the six months ended June 30, 2004, current and deferred fees were $7,775 and $6,220, respectively. During the six months ended June 30, 2003, current and deferred fees were $5,799 and $4,639, respectively.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 3. Acquisitions of Real Estate:

      A. On May 7, 2004, the Company purchased land in La Vista, Nebraska and entered into a build-to-suit commitment and net lease with Oriental Trading Company, Inc. The total cost of construction is estimated to amount to approximately $31,000. Upon completion, expected to be in July 2005, an initial lease term of 20 years will commence with four five-year renewal terms. If the entire project costs are used, initial annual rent will be $2,728, with annual increases beginning on the third anniversary based on a formula indexed to increases in the Consumer Price Index ("CPI"). The Company obtained a loan facility of $16,400 which may be drawn upon to fund construction of the property.

      B. On May 26, 2004, the Company purchased land and building in Pleasanton, California for $32,461 and entered into a net lease with Shaklee Corporation. The lease obligations are unconditionally guaranteed by Shaklee Japan Kabushiki Kaisha. The lease has an initial term of 20 years with two seven-year renewal options and provides for initial annual rent of $2,679 with stated rent increases of 5% every three years.

      C. On June 24, 2004, the Company purchased an office facility located in San Marcos, Texas for $1,361 and entered into a net lease with Grande Communications Networks, Inc. ("Grande"). The lease has an initial term of 20 years with four five-year renewal options. Initial annual rent is $140 with annual increases based on a formula indexed to increases in the CPI. In August 2003, CPA(R):15 acquired Grande's corporate headquarters and regional headquarters located in San Marcos, Waco, Odessa and Corpus Christi, Texas for $13,800.

      D. During the six-month period ended June 30, 2004, the Company acquired properties and real estate investments which were previously described in its Report on Form 10-K for the year ended December 31, 2003 and its Report on Form 10-Q for the three months ended March 31, 2004. A summary of the properties and investments acquired is as follows:

                                                                         Initial  Original    Annual
                                                                         Annual   Mortgage     Debt       Date
Lease Obligor:                    Cost             Location               Rent    Financing   Service   Acquired
--------------                    ----             --------               ----    ---------   -------   --------
Mercury Partners, LP and        $180,250   78 locations in the United    $16,465  $ 105,573   $ 8,514   4/29/2004
  U-Haul Moving Partners,                  States
  Inc.(1)
Worthington Precision Metals,      7,168   Mentor, OH and Franklin, TN       788          -         -   4/14/2004
  Inc.
World Airways, Inc.                8,699   Peachtree City, GA                853      5,500       502   3/26/2004
Universal Technical Institute     25,149   Rancho Cucamonga, CA            2,326          -         -    2/6/2004
  of California, Inc.
Affina Corporation                12,565   Peoria, IL                      1,254          -         -    1/8/2004
Regie des Batiments               12,120   Mons, Belgium                   1,269     11,231       799    1/2/2004
Plumbmaster, Inc.                  9,843   Concord Township, PA and          855          -         -    1/2/2004
                                           Oceanside, CA

(1) Amounts shown represent the Company's proportionate 57.69% share.

Note 4. Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation; Hologic, Inc., Starmark Camhood LLC., and Actuant Corporation ("Actuant"). The interest in the property leased to Actuant is described below.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Summarized combined financial information of the equity investees is as follows:

(in thousands)                                    June 30, 2004  December 31, 2003
                                                  -------------  -----------------
Assets (primarily real estate)                      $447,353         $450,586
Liabilities (primarily mortgage notes payable)       263,835          265,972
                                                    --------         --------
Partners' and members' equity                       $183,518         $184,614
                                                    ========         ========

Company's share of equity investees' net assets     $ 86,441         $ 83,984
                                                    ========         ========

                                                              Six Months Ended June 30,
(in thousands)                                                  2004            2003
                                                                ----            ----
Revenues (primarily rental income and interest income from
   direct financing leases)                                   $ 22,837        $ 20,889
Expenses (primarily interest on mortgages and depreciation)    (13,492)        (11,570)
                                                              --------        --------
Net income                                                    $  9,345        $  9,319
                                                              ========        ========

Company's share of net income from equity investments         $  4,194        $  4,239
                                                              ========        ========

In December 2003, the Company purchased a 99.99% interest in a limited partnership which purchased property in Germany and entered into a net lease with Actuant. Under the limited partnership agreement, Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global"), an affiliate, had an option to purchase, subject to certain conditions, up to a 75% interest in the limited partnership. In May 2004, CPA(R):16-Global exercised its option and increased its ownership interest from 0.01% to 50%. In connection with the sale of its interest, the Company incurred a loss on sale of $48 and reclassified its interest in the limited partnership to the equity method of accounting.

Note 5.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the six-month periods ended June 30, 2004 and 2003 are as follows:

                                                             2004       2003
                                                             ----       ----
Per Statements of Income:
   Rental income from operating leases                     $ 50,831   $ 28,835
   Interest from direct financing leases                      7,139      2,047

Adjustment:
   Share of lease revenue applicable to minority interest    (9,480)    (5,546)
   Share of lease revenue from equity investments            10,179      9,328
                                                           --------   --------
                                                           $ 58,669   $ 34,664
                                                           ========   ========

For the six-month periods ended June 30, 2004 and 2003, the Company earned its net lease revenues from its investments as follows:

                                                             2004      %    2003       %
                                                            -------   ---   -------   ---
Starmark Camhood LLC/Wellbridge Club Management, Inc. (a)   $ 5,336     9%  $ 3,184     9%
Clear Channel Communications, Inc. (b)                        4,245     7     4,245    12
Carrefour France, SA (b) (c)                                  3,770     6     3,660    11
TruServ Corporation (a)                                       3,618     6     3,611    10
Mercury Partners and U-Haul Moving Partners (b)               2,842     5         -     -
Foster Wheeler, Inc.                                          2,636     4     2,620     8
Life Time Fitness, Inc.                                       2,464     4         -     -
Qualceram Shires plc                                          1,974     3       526     2
Lillian Vernon Corporation                                    1,924     3         -     -
Medica - France, SA (b) (c)                                   1,582     3     1,385     4

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                             2004      %     2003      %
                                                            -------   ---   -------   ---
Danka Office Imaging Company                                  1,530     3       436     1
Meadowbrook Meat Company                                      1,504     3     1,504     4
Overland Storage, Inc.                                        1,496     3     1,496     4
Berry Plastics Corporation                                    1,431     2         -     -
Precise Technology, Inc.                                      1,326     2         -     -
Petsmart, Inc. (a)                                            1,246     2     1,246     4
Tower Automotive, Inc.                                        1,178     2     1,178     3
MediMedia USA, Inc.                                           1,167     2       584     2
Insulated Structures, Ltd.                                    1,068     2         -     -
Hologic, Inc. (a)                                             1,010     2     1,010     3
Other (a)                                                    15,322    27     7,979    23
                                                            -------   ---   -------   ---
                                                            $58,669   100%  $34,664   100%
                                                            =======   ===   =======   ===

(a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 4).

(b)   Net of minority interest of an affiliate.

(c) Until March 12, 2003, the Company owned 100% interests in the applicable properties at which time minority interests were sold to an affiliate.

Note 6. Derivative Instrument:

During the six months ended June 30, 2004, the Company obtained a (pound)12,410 ($22,663) variable rate mortgage loan and entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $22,367 as of June 30, 2004 and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At June 30, 2004, the interest rate swap with a fair value liability of $338 was included in other liabilities. The change in net unrealized losses of $138 and $338 for the three-month and six month periods ended June 30, 2004, respectively, for this derivative designated as a cash flow hedge is included in accumulated other comprehensive income in shareholders' equity.

Note 7. Commitments and Contingencies:

As of June 30, 2004, the Company was not involved in any material litigation.

Following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the broker-dealer that managed the public offerings of the Company's common stock (and a wholly-owned subsidiary of our advisor, W. P. Carey & Co. LLC), by the staff of the Broker-Dealer Inspection Program ("Inspection Staff") of the Securities and Exchange Commission ("Commission"), the Company was notified that Carey Financial had received a letter on or about March 4, 2004 from the Inspection Staff alleging certain infractions by Carey Financial and the Company of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder and of the National Association of Securities Dealers, Inc. ("NASD"). Although the letter was delivered in the context of a broker-dealer examination of Carey Financial and stated that it was for the purpose of requiring Carey Financial to take corrective action, it contained allegations against both Carey Financial and the Company.

In the March 4, 2004 letter, the Inspection Staff alleged that in connection with public offerings of shares of the Company between September 2002 and March 2003 for which Carey Financial served as the dealer manager, the Company, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the Inspection Staff alleged that the Company and Carey Financial oversold the amount of securities registered in the first offering (the "Phase I Offering") completed in the fourth quarter of 2002 and sold securities with respect to the second offering (the "Phase II" Offering) before a registration statement with respect to such offering became effective on March 19, 2003. The Inspection Staff claimed that these sales were in violation of Section 5 of the Securities Act of 1933. In the event the Commission pursues these allegations, or if affected

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

CPA(R):15 investors bring a similar private action, the Company might be required to offer the affected investors the opportunity to receive a return of their investment (rescission). If the Company is required to offer rescission, or elects voluntarily to offer rescission, it cannot be determined how many of the affected shareholders would decide to accept rescission. Thus, the Company cannot predict the potential effect a rescission offer may have on the operations of the Company. There can be no assurance that such effect, if any, would not be material. Further, if the Commission commenced any proceeding against the Company, it could impose or seek different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties.

The Inspection Staff also alleged in the March 4, 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misstatements and omissions because that prospectus did not disclose that the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering. The Inspection Staff claimed that the failure to disclose the advances constituted a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933,
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. Carey Financial has reimbursed the Company for the interest cost of advancing the commissions that were later recovered by the Company from the Phase II Offering proceeds. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if any action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any, would not be material.

The Inspection Staff also alleged in the March 4, 2004 letter that the Company's offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II Offering. The Inspection Staff asserted that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than were being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The Inspection Staff claimed that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of CPA(R):15 with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if an action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any action would not be material. There can be no assurance that if the Commission brought an action against the Company the remedy imposed would not be material.

Commencing in June 2004, the Company, Carey Financial, and W. P. Carey & Co. LLC have received subpoenas from the staff of the Division of Enforcement of the Commission ("Enforcement Staff") seeking information relating to, among other things, the events and issues addressed in the March 4, 2004 letter. The Company, Carey Financial, and W. P. Carey & Co. LLC have commenced providing information to the Enforcement Staff in response to the subpoenas and are cooperating with the Enforcement Staff. It cannot be determined at this time what action, if any, the Enforcement Staff will pursue or what relief or remedies the Enforcement Staff may seek. There can be no assurance that the effect of the investigation by the Enforcement Staff and any action, relief, or remedies sought by the Enforcement Staff would not be material.

Note 8. Proposed Business Combination:

On July 2, 2004, the boards of directors of the Company and Carey Institutional Properties Incorporated ("CIP(R)"), an affiliate, announced that they each approved a definitive agreement under which the Company, through a wholly owned subsidiary, will acquire CIP(R)'s business in a stock-for-stock merger. The merger is subject to the approval of the shareholders of the Company and CIP(R) at a special meeting of the shareholders on August 24, 2004. As described in the proxy statement delivered to shareholders and on file with the Securities and Exchange Commission, CIP(R) shareholders have the option of receiving 1.09 shares of the Company for each CIP(R) share or $10.90 cash per share for selling their interests. As of June 30, 2004, CIP(R) has approximately 28,898,000 shares

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

outstanding. Prior to the proposed business combination, CIP(R) will sell 16 properties to the Advisor, representing all properties which have remaining lease terms of eight years or less. The properties to be acquired by the Company have an appraised value totaling approximately $571,000 and include interests in properties that CIP(R) owns with other affiliates. In connection with acquiring the properties, the Company would assume the existing limited recourse mortgages on such properties.

In the event that the proposed merger is approved and all CIP(R) shareholders elect to exchange their shares for Company shares, such shares would represent approximately 22% of the outstanding shares of the Company.

Note 9. Subsequent Events:

On July 8, 2004, the Company and CPA(R):16-Global, an affiliate, through a limited liability company in which the Company owns a 60% interest, purchased land and buildings in Finland for (euro)78,734 ($97,370 based on exchange rate of the Euro on date of acquisition) and entered into two leases with TietoEnator Plc. In connection with the purchase, the limited liability company obtained limited recourse mortgage loans of (euro)57,200 ($70,739). Interest on the loans is based on an annual interest rate of 5.16% with stated principal payments increasing annually. The leases have an initial term of 12.5 years with three five-year renewal options at an initial aggregate annual rent of (euro)5,648 ($6,985). Both leases provide for annual rent increases based on a formula indexed to a cost of living index published by Statistics Finland, Inc.

Between July 26, 2004 and August 3, 2004 in two separate transactions, the Company and CPA(R):16-Global with 65% and 35% interests, respectively, purchased five properties in France for (euro) 85,326 (approximately $103,200 based on the exchange rates of the Euro on the dates of acquisition) and assumed existing net leases with Thales S.A. Four of the leases expire in December 2011 and one lease expires in December 2010, with each lease providing for a nine-year renewal term. Annual rent is (euro) 8,099 (approximately $9,715 based on the exchange rates of the Euro on the dates of acquisition) with annual increases in the INSEE, a French construction cost index. In connection with the purchases of the properties, the Company and CPA(R):16-Global obtained
(euro) 63,500 (approximately $76,835 based on the exchange rates of the Euro on the dates of acquisition) of limited recourse mortgage financing.

Note 10. Accounting Pronouncements:

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in one limited partnership that is consolidated and has minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

above, these minority interests have not been reflected as liabilities. The carrying value approximates the fair value of these minority interests at June 30, 2004. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the condensed consolidated financial statements and notes thereto as June 30, 2004 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):15 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):15 that the results or conditions described in such statements or objectives and plans of CPA(R):15 will be achieved. Additionally, a description of CPA(R):15's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

How CPA(R):15 Earns Revenue

The primary source of CPA(R):15's revenues are earned from leasing real estate. CPA(R):15 acquires and owns commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Management evaluates the results of CPA(R):15 with a primary focus on the ability to generate cash flow necessary to meet its investment objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating its ability to fund dividends. Management's evaluation of CPA(R):15's potential for generating cash flow is based on long-term assessments.

For the six months ended June 30, 2004, cash flow generated from operations and equity investments were not sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of CPA(R):15's properties. Refer to the "Operating Activities" section of Financial Condition below for further analysis. Management expects based on its current projections that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):15 has cash balances of $147,100 as of June 30, 2004 which can be used for working capital needs, future real estate purchases and other commitments.

Current Developments and Trends

As general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include Consumer

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Price Index escalation clauses or periodic stated rent increases that are intended to help protect our investors against potential future inflation and should allow CPA(R):15 to continue to increase its dividend.

Management will continue to pursue its objectives through long-term transactions and continuing to diversify its portfolio. To that end, management is seeking to continue to invest in the international commercial real estate market as a means of diversifying its portfolio. While more complex and generally requiring a longer lead time to complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

Management believes that as the portfolio matures there is a potential for a substantial increase in the value of the portfolio and that any increase will not be reflected in its financial statements.

Current developments include:

On July 2, 2004, the boards of directors of CPA(R):15 and Carey Institutional Properties Incorporated (CIP(R)), an affiliate, announced plans to merge. Under the proposed merger, CIP(R) would merge into a wholly-owned subsidiary of CPA(R):15. The properties to be acquired by CPA(R):15 have an appraised value totaling approximately $571,000 and include interests in properties that CIP(R) owns with other affiliates. In connection with acquiring the properties, CPA(R):15 would assume the existing limited recourse mortgages on such properties. As described in the proxy, CIP(R) shareholders have the option of receiving 1.09 shares of CPA(R):15 for each CIP(R) share or cash for selling their interests. As of June 30, 2004, CIP(R) has approximately 28,898,000 shares outstanding. In the event that the proposed merger is approved and all CIP(R) shareholders elect to exchange their shares for CPA(R):15 shares, such shares would represent approximately 22% of the outstanding shares of CPA(R):15.

The proposed merger gives CPA(R):15 the opportunity to grow and further diversify its portfolio by acquiring properties that have already met the advisor's due diligence standards, and managed by its advisor, W.P. Carey & Co. LLC. The merger proposal is subject to approval by shareholders at the August 24, 2004 shareholders meeting.

In connection with an examination by the staff of the Broker-Dealer Program of the Securities and Exchange Commission, CPA(R):15 received subpoenas from the staff of the Division of Enforcement of the Securities and Exchange Commission seeking information related to the examinations. CPA(R):15 is providing information to the Staff of the Division of Enforcement in response to the subpoenas (See Note 7 of the accompanying condensed consolidated financial statements).

As more fully disclosed in Notes 3 and 4 of the accompanying condensed consolidated financial statements, CPA(R):15 purchased an approximate 58% interest in 78 properties leased to lessees that operate under the U-Haul brand name, purchased property in Ohio and Tennessee leased to Worthington Precision Metals, Inc., purchased land in Nebraska and entered into a build-to-suit agreement with Oriental Trading Company, Inc., purchased property in California leased to Shaklee Corporation, purchased property in Texas leased to Grande Communications Networks, Inc., and sold 49.99% of its interest in a property leased to Actuant Corporation to Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global"), an affiliate. Expected annual cash flow from these transactions (contractual rent, less property-level mortgage debt service) is approximately $11,883.

In June 2004, the Board of Directors of CPA(R):15 approved and increased the second quarter dividend to $.1571 per share payable on July 15, 2004 to shareholders of record as of June 30, 2004.

As more fully disclosed in Note 9 of the accompanying condensed consolidated financial statements, subsequent to June 30, 2004, CPA(R):15 purchased a 60% interest in a property in Finland leased to TietoEnator Plc. and in two separate transactions, CPA(R):15 and CPA(R):16-Global, with 65% and 35% interests, respectively, purchased five properties in France leased to Thales S.A. for
(euro) 85,326 (approximately $103,200 based on the exchange rates of the Euro on the dates of acquisition).

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Results of Operations

Lease Revenues - For the comparable quarters ended June 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $15,396 primarily due to $13,620 from 23 new leases entered into during 2003 and 2004, $2,707 from the completion of build-to-suit projects in 2003 and 2004 for several tenants, and $175 from rent increases at seven properties. These increases were partially offset by a reduction of $1,377 due to a lease termination in August 2003 from Fleming Companies ("Fleming") pursuant to their voluntary petition of bankruptcy.

For the comparable six-month periods ended June 30, 2004 and 2003, lease revenues increased $27,088 primarily due to the same factors as described above. New leases in 2003 and 2004 contributed $24,787, the completion of build-to-suit projects for several tenants contributed $3,797, rent increases at seven properties contributed $331 and the positive impact of fluctuations in foreign currency exchange rates contributed $919 of the total increase. These increases were partially offset by a reduction of $2,754 due to the Fleming lease termination.

During the quarter ended June 30, 2004, CPA(R):15 entered into new net leases with two lessees that operate under the U-Haul brand name, Worthington Precision Metals, Inc., Shaklee Corporation and Grande Communications Networks. Aggregate annual lease revenues related to these new leases is $20,072. A build-to-suit project for Universal Technology Institute of Arizona, Inc. was completed during the quarter and will generate annual lease revenue of $2,743. Several properties have scheduled rent increases during the remainder of 2004 and a build-to-suit project for Universal Technology Institute of Pennsylvania, Inc. was completed in July 2004 and will contribute initial annual lease revenues of approximately $1,800. Rent increases are generally determined by formulas that are indexed to increases in the Consumer Price Index. The Fleming property, which remains vacant, would have provided annual lease revenues of $5,500. CPA(R):15 is aggressively pursuing other leasing alternatives for this property.

Other Operating Income - For the comparable quarters ended June 30, 2004 and 2003, other operating income decreased $916 primarily due to a reduction in reimbursable costs from tenants. Such reimbursable costs are recorded as both income and expense and therefore have no impact on net income.

For the comparable six-month periods ended June 30, 2004 and 2003, other operating income increased $2,125. During the six-month period ended June 30, 2004, other operating income benefited from the forfeiture of Fleming's $2,754 security deposit to CPA(R):15. This increase was partially offset by a reduction in reimbursable costs from tenants.

Depreciation and Amortization - For the comparable three and six-month periods ended June 30, 2004 and 2003, depreciation and amortization increased $4,103 and $6,720, respectively. The increase is due to acquisitions in 2003 and 2004 as well as the completion of several build-to-suit projects.

General and Administrative Expenses - For the comparable quarters ended June 30, 2004 and 2003, general and administrative expenses decreased $251 primarily due to a reduction in several general and administrative expenses including acquisition expenses and investor related service costs which were partially offset by increased accounting and auditing fees and personnel cost reimbursements.

For the comparable six-month periods ended June 30, 2004 and 2003, general and administrative expenses increased $455 primarily due to increased accounting and auditing fees, state taxes and personnel reimbursement costs which were partially offset by a reduction in several general and administrative expenses including acquisition expenses and investor related service costs.

Property Expenses - For the comparable quarters ended June 30, 2004 and 2003, property expenses increased $965 primarily due to an increase in asset management and performance fees of $1,387 and an increase of $496 in absorbing carrying costs at the former Transworld Center, Inc. and Fleming properties. These increases were partially offset by a reduction in reimbursable costs from tenants as described above in "Other Operating Income." The increase in asset management and performance fees is based on growth of CPA(R):15's asset base.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the comparable six-month periods ended June 30, 2004 and 2003, property expenses increased $3,116 primarily due to the same factors as described above. Asset management and performance fees increased $2,550 and absorption costs on vacant properties increased $972 and were partially offset by a reduction in reimbursable costs by tenants.

CPA(R):15 is aggressively remarketing the Transworld and Fleming properties which remain vacant. Annual carrying costs on both properties total approximately $1,550.

Minority Interest in Income - For the comparable three and six-month periods ended June 30, 2004 and 2003, minority interest in income increased $815 and $2,045, respectively. The increase is primarily due to the U-Haul acquisition in April 2004, which contributed $551 of income for both periods as well as the 2003 acquisitions of Carrefour and Medica, which contributed additional income of $1,513 for the six months ended June 30, 2004.

Income from Equity Investments - For the comparable three and six-month periods ended June 30, 2004 and 2003, income from equity investments remained constant as a result of minimal equity investment activity.

Interest Expense - For the comparable three and six-month periods ended June 30, 2004 and 2003, interest expense increased $5,596 and $9,166, respectively. CPA(R):15's mortgage balances have increased by $226,962 in 2004 as a result of financing recent acquisition activity. The increase in mortgage balances resulted in a corresponding increase in interest expense for both periods.

Net Income - For the quarter ended June 30, 2004, net income increased by $2,871 to $8,502 as compared with net income of $5,631 for the quarter ended June 30, 2003. For the six-month period ended June 30, 2004, net income increased by $8,983 to $20,106 as compared with net income of $11,123 for the comparable prior year period. For both the three and six-month periods ended June 30, 2004, CPA(R):15 benefited from significant revenue growth as a result of the completion of several acquisitions and build-to-suit projects in 2003 and 2004. The revenue growth was partially offset by higher costs, including depreciation and interest as a result of acquisition activity.

Financial Condition

Uses of Cash During the Period

Cash and cash equivalents totaled $147,109 as of June 30, 2004, a decrease of $199,108 from the December 31, 2003 balance. Management believes CPA(R):15 has sufficient cash balances to meet its working capital needs including its distribution rate. CPA(R):15's use of cash during the period is described below.

Operating Activities - Cash flows from operating activities and distributions from the operations of equity investments in excess of equity income of $23,154 were not sufficient to fund dividend payments of $33,220, scheduled mortgage principal payments of $4,518 and distributions to minority interests of $1,888. Cash used in operating activities included approximately $7,200 of funding of certain escrow accounts to be held by lenders and VAT deposits, both of which will be ultimately returned to CPA(R):15 in the ordinary course of business. Management believes that the annual cash flow of approximately $15,508 provided by acquisitions completed during the first half of 2004, inclusive of the TietoEnator transaction in July, combined with additional cash flow expected from the proposed merger with CIP(R), expected completion in the second half of 2004 of several build-to-suit projects as well as scheduled rent increases will provide sufficient operating cash flow to fund dividends to shareholders and amounts payable to minority interests and mortgage lenders.

Investing Activities - CPA(R):15's investing activities are generally comprised of real estate purchases and payment of its annual installation of deferred acquisition fees. CPA(R):15 used $494,519 for real estate purchases and to fund build-to-suit projects in 2004, of which $314,646 relates to the U-Haul transaction and $35,920 relates to the build-to-suit projects for Universal Technical Institute properties in Arizona, California and Pennslyvania. The annual installment of deferred acquisition fees is paid each January and was $3,253 for 2004. During the period, CPA(R):15 purchased $20,863 in short-term investments (i.e., money-market type investments with maturities of more than 90

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

days but less than one year) and redeemed $15,400 for a net increase of $5,463. Cash receipts during the period included $5,275 from the recovery of VAT taxes and $5,786 from the sale of real estate.

Financing Activities - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):15 obtained $247,688 in mortgage loans to finance 2004 acquisitions and received $56,241 from minority partners related to the U-Haul transaction. During the period CPA(R):15 also obtained $8,142 as a result of issuing shares through its dividend and reinvestment plan, and used $1,755 to purchase treasury shares.

Currently, all of CPA(R):15's mortgages are limited recourse and bear interest at fixed rates, including a loan which has a fixed rate as the result of entering into an interest rate swap agreement. Accordingly, CPA(R):15's cash flow should not be adversely affected by increases in interest rates which are near historical lows. However, financings on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R):15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources

As of June 30, 2004, CPA(R):15 has $147,109 in cash and cash equivalents which can be used for working capital needs, future real estate purchases, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $166,024 as of June 30, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payments (CPA(R):15 has no mortgage balloon payments scheduled until May 2012), paying dividends to shareholders, making distributions to minority partners as well as other normal recurring operating expenses. CPA(R):15 may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):15 expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by management's long-term projections of cash flow. Pending approval of the merger and subject to the election to receive cash by CIP(R)'s shareholders, CPA(R):15 may need to use a substantial amount of its existing cash available for real estate investments to complete the proposed transaction.

Other Matters

CPA(R):15 conducts business in Europe and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CPA(R):15's results of operations for the current quarter. CPA(R):15 is subject to foreign currency exchange rate risk from the effects of changes in exchange rates. CPA(R):15 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of June 30, 2004 is as follows:

(in thousands)               Total      2004      2005       2006       2007       2008       Thereafter
                             -----      ----      ----       ----       ----       ---        ----------
Obligations:
  Limited recourse mortgage
     notes payable (1)       $822,965   $ 6,705   $ 13,897   $ 14,982   $ 16,171   $ 17,471   $ 753,739
  Deferred acquisition fees    26,972         -      6,001      7,556      7,556      4,303       1,556
Commitments:
  Build-to-suit obligations    55,160    42,118     13,042          -          -          -           -
     payable under office
     cost-sharing agreement       430        56        214        160          -          -           -
                             --------   -------   --------   --------   --------   --------   ----------
                             $905,527   $48,879   $ 33,154   $ 22,698   $ 23,727   $ 21,774   $ 755,295
                             ========   =======   ========   ========   ========   ========   ==========

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

All of CPA(R):15's long-term debt of $822,965 either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of June 30, 2004 ranged from 5.52% to 7.98%.

                       2004      2005       2006      2007       2008     Thereafter     Total     Fair Value
                       ----      ----       ----      ----       ----     ----------     -----     ----------
Fixed rate debt       $6,705   $13,897    $14,982    $16,171    $17,471    $753,739     $822,965   $802,775
Average interest
   rate                 6.27%     6.23%      6.22%      6.22%      6.21%       6.26%

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

Item 4. - CONTROLS AND PROCEDURES

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of June 30, 2004.

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

Commencing in June 2004, the Company, Carey Financial, and W. P. Carey & Co. LLC have received subpoenas from the staff of the Division of Enforcement of the Commission ("Enforcement Staff") seeking information relating to, among other things, the events and issues addressed in the March 4, 2004 letter. The Company, Carey Financial, and W. P. Carey & Co. LLC have commenced providing information to the Enforcement Staff in response to the subpoenas and are cooperating with the Enforcement Staff.

Item 2. - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (c) For the three and six-month periods ended June 30, 2004, 143,007 and 270,506 shares, respectively, were issued to the Advisor as consideration for performance fees and 445,615 and 857,115 shares, respectively, were issued pursuant to the Company's Stock Purchase and Dividend Reinvestment Plan. Shares were issued at $10.00 per share.

      (e)   Issuer Purchases of Equity Securities

                                                                              Total Number of Shares Purchased
                                       Total Number of       Average Price     as Part of Publicly Announced
                 Period                Shares Purchased     Paid Per Share          Plans or Programs (1)
                 ------                ----------------     --------------    --------------------------------
January 1, 2004 - January 31, 2004          45,331             $9.00                       N/A
February 1, 2004 - February 29, 2004        17,358              9.00                       N/A
March 1, 2004 - March 31, 2004              12,520              9.00                       N/A
April 1, 2004 - April 30, 2004              25,461              9.00                       N/A
May 1, 2004 - May 31, 2004                  87,639              9.00                       N/A
June 1, 2004 - June 30, 2004                 6,516              9.00                       N/A
                                           -------
     Total                                 194,825
                                           =======

(1) All shares were purchased pursuant to the Company's Redemption Plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Dividend Reinvestment Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 10, 2004, at which time a vote was taken to elect the Company's directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name Of Director         Total Shares Voting     Shares Voting Yes     Shares Voting No     Shares Abstaining
----------------         -------------------     -----------------     ----------------     -----------------
William P. Carey             56,199,514              55,066,968             88,089             1,044,457
George E. Stoddard           56,199,514              54,896,947            258,110             1,044,457
Francis X. Diebold           56,199,514              55,138,716             16,341             1,044,457
Elizabeth P. Munson          56,199,514              55,059,512             95,545             1,044,457
Charles E. Parente           56,199,514              55,087,139             67,918             1,044,457

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K:

      (a)   Exhibits:

            31.1  Certification of Co-Chief Executive Officers

            31.2  Certification of Chief Financial Officer

            32.1  Certification of Co-Chief Executive Officers Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K:

            During the quarter ended June 30, 2004, the Company furnished a report on Form 8-K on May 20, 2004, to report an event under Items 2, 7 and 9.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

      8/6/2004                    By: /s/ John J. Park
      --------                        -------------------------------------
        Date                              John J. Park
                                          Managing Director and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

      8/6/2004                    By: /s/ Claude Fernandez
      --------                        -------------------------------------
         Date                             Claude Fernandez
                                          Managing Director and
                                          Chief Accounting Officer
                                          (Principal Accounting Officer)