Form 10-Q
period 2004-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2004-11-09
CIK 1138301

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|No .

     CPA(R):15 has no active market for common stock at November 5, 2004.

     CPA(R):15 has 124,810,361 shares of common stock, $.001 par value outstanding at November 5, 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


                                      INDEX

                                                                                                 Page No.
PART I
Item 1.-       Financial Statements*

               Condensed Consolidated Balance Sheets, as of September 30, 2004
               and December 31, 2003                                                                  2

               Condensed Consolidated Statements of Operations for the three and nine months
               ended September 30, 2004 and 2003                                                      3

               Condensed Consolidated Statements of Comprehensive Income (Loss) for the three
               and nine months ended September 30, 2004 and 2003                                      3

               Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2004 and 2003                                                    4-5

               Notes to Condensed Consolidated Financial Statements                                6-13

Item 2. -      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                14-19

Item 3. -      Quantitative and Qualitative Disclosures about Market Risk                            20

Item 4. -      Controls and Procedures                                                               20


PART II -      Other Information

Item 1. -      Legal Proceedings                                                                     21

Item 2. -      Unregistered Sales of Equity Securities and Use of Proceeds                           21

Item 4. -      Submission of Matters to a Vote of Security Holders                                   21

Item 6. -      Exhibits                                                                              22

Signatures                                                                                           23



* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                               September 30, 2004        December 31, 2003
                                                                               ------------------        -----------------
                                                                                   (Unaudited)                (Note)
                                                                               ------------------        -----------------
            ASSETS:

Land and buildings, net of accumulated depreciation of $38,065 and $18,725
   at September 30, 2004 and December 31, 2003                                 $        1,687,838        $         864,737
Net investment in direct financing leases                                                 276,803                  148,325
Intangible assets, net of accumulated amortization of $4,183 and $533 at
   September 30, 2004 and December 31, 2003                                               232,182                   32,742
Real estate under construction                                                             25,478                   61,270
Equity investments                                                                        180,845                   83,984
Cash and cash equivalents                                                                  77,628                  346,217
Short-term investments                                                                         --                   37,833
Marketable securities                                                                      12,058                       --
Escrow assets                                                                              53,226                   14,012
Other assets, net                                                                          44,493                   50,032
                                                                               ------------------        -----------------
     Total assets                                                              $        2,590,551        $       1,639,152
                                                                               ==================        =================

            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Mortgage notes payable                                                         $        1,197,359        $         596,003
Notes payable                                                                               3,988                    4,061
Accrued interest                                                                            6,780                    2,464
Due to affiliates                                                                           3,668                    2,912
Accounts payable and accrued expenses                                                      37,573                    6,907
Prepaid rental income and security deposits                                                54,760                   38,504
Deferred acquisition fees payable to affiliate                                             34,590                   24,005
Dividends payable                                                                          17,816                   16,555
                                                                               ------------------        -----------------
        Total liabilities                                                               1,356,534                  691,411
                                                                               ------------------        -----------------

Minority interest                                                                         169,902                   52,650
                                                                               ------------------        -----------------

Commitments and contingencies (Note 9)

Shareholders' equity:
Common stock, $.001 par value; authorized 240,000,000 shares; issued and outstanding, 125,184,001 and 105,681,019 at September 30, 2004 and
   December 31, 2003                                                                          125                      106
Additional paid-in capital                                                              1,138,869                  944,788
Dividend in excess of accumulated earnings                                                (72,603)                 (52,887)
Accumulated other comprehensive income                                                        755                    3,255
                                                                               ------------------        -----------------
                                                                                        1,067,146                  895,262
Less, treasury stock at cost, 336,359 and 18,807 shares at September 30,
   2004 and December 31, 2003                                                              (3,031)                    (171)
                                                                               ------------------        -----------------
        Total shareholders' equity                                                      1,064,115                  895,091
                                                                               ------------------        -----------------
        Total liabilities, minority interest and shareholders' equity          $        2,590,551        $       1,639,152
                                                                               ==================        =================



          The accompanying notes are an integral part of the condensed consolidated financial statements.


Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (Unaudited)
               (in thousands, except share and per share amounts)


                                                       Three Months Ended September 30,           Nine Months Ended September 30,
                                                      ----------------------------------        ----------------------------------
                                                           2004                 2003                 2004                 2003
                                                      -------------        -------------        -------------        -------------
Revenues:
   Rental income                                      $      37,414        $      17,053        $      88,245        $      45,888
   Interest income from direct financing leases               4,531                1,963               11,670                4,010
   Other operating income                                     3,052                2,483                8,560                5,867
                                                      -------------        -------------        -------------        -------------
                                                             44,997               21,499              108,475               55,765
                                                      -------------        -------------        -------------        -------------
Operating expenses:
   Depreciation and amortization                              9,647                5,463               22,561               11,657
   General and administrative                                 1,755                1,932                5,247                4,969
   Property expenses                                          7,862                5,217               18,219               12,459
   Impairment charge on real estate                              --               24,000                   --               24,000
                                                      -------------        -------------        -------------        -------------
                                                             19,264               36,612               46,027               53,085
                                                      -------------        -------------        -------------        -------------

   Income (loss) before other interest income,
      minority interest, equity investments,
      interest expense and gains and losses                  25,733              (15,113)              62,448                2,680

Other interest income                                           785                1,135                2,456                2,217
Minority interest in income                                  (2,627)              (1,155)              (6,367)              (2,850)
Income from equity investments                                2,657                2,146                6,851                6,385
Interest expense                                            (15,546)              (6,247)             (35,969)             (17,504)
                                                      -------------        -------------        -------------        -------------

   Income (loss) before gains and losses                     11,002              (19,234)              29,419               (9,072)

(Loss) gain on sale of real estate                               --                   --                  (48)                 961
Gain on foreign currency transactions, net                      416                  199                2,153                  199
                                                      -------------        -------------        -------------        -------------

       Net income (loss)                              $      11,418        $     (19,035)       $      31,524        $      (7,912)
                                                      =============        =============        =============        =============

Basic and diluted earnings (loss) per share           $         .10        $        (.20)       $         .29        $        (.11)
                                                      =============        =============        =============        =============

Weighted average shares outstanding - basic and
   diluted                                              112,802,854           97,256,074          108,511,601           69,987,670
                                                      =============        =============        =============        =============

          The accompanying notes are an integral part of the condensed consolidated financial statements.


  CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                 (in thousands)


                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                                --------------------------------        ------------------------------
                                                  2004                    2003            2004                  2003
                                                --------                --------        --------              --------
Net income (loss)                               $ 11,418                $(19,035)       $ 31,524              $ (7,912)
                                                --------                --------        --------              --------

Other comprehensive income (loss):
   Change in foreign currency translation
      adjustment                                     134                   3,164          (2,700)                6,810
   Change in unrealized appreciation of
      marketable securities                          151                      --             151                    --
   Unrealized gain on derivative instruments         387                      --              49                    --
                                                --------                --------        --------              --------

                                                     672                   3,164          (2,500)                6,810
                                                --------                --------        --------              --------

   Comprehensive income (loss)                  $ 12,090                $(15,871)       $ 29,024              $ (1,102)
                                                ========                ========        ========              ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)


                                                                                           Nine Months Ended September 30,
                                                                                           -------------------------------
                                                                                             2004                  2003
                                                                                           ---------             ---------
Cash flows from operating activities:
  Net income (loss)                                                                        $  31,524             $  (7,912)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization of intangibles and deferred financing costs               22,906                11,776
      Impairment charge on real estate                                                            --                24,000
      Equity income in excess of distributions received                                         (510)               (1,473)
      Straight-line rent adjustments                                                          (4,958)               (3,597)
      Loss (gain) on sale of real estate                                                          48                  (961)
      Settlement proceeds assigned to lender                                                  (2,754)                   --
      Unrealized loss (gain) on foreign currency transactions                                    348                  (210)
      Realized (gain) loss on foreign currency transaction                                    (2,501)                   11
      Fees paid to affiliate by issuance of stock                                              4,354                 2,222
      Minority interest in income                                                              6,367                 2,850
      Changes in operating assets and liabilities, net of operating assets acquired
        and liabilities assumed in connection with acquisition of business operations          1,005                16,798
                                                                                           ---------             ---------
         Net cash provided by operating activities                                            55,829                43,504
                                                                                           ---------             ---------

Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income                 976                   362
  Distributions of mortgage financing from equity investees                                       --                24,162
  Acquisitions of real estate and equity investments and other capitalized costs            (671,917)             (343,909)
  VAT taxes recovered in connection with purchases of real estate, net                         5,132                 6,117
  Payment of deferred acquisition fees                                                        (3,253)                   --
  Purchase of short-term investments                                                         (17,782)                   --
  Redemption of short-term investments                                                        55,615                    --
  Proceeds from sale of real estate                                                            5,786                    --
  Cash acquired in acquisition of business operations (1)                                     86,626                    --
  Cash payments to shareholders of acquired company                                         (231,826)                   --
                                                                                           ---------             ---------
         Net cash used in investing activities                                              (770,643)             (313,268)
                                                                                           ---------             ---------

Cash flows from financing activities:
  Proceeds from mortgages                                                                    418,862                94,216
  Mortgage and note principal payments                                                        (7,885)               (3,914)
  Prepayment of note payable                                                                      --                (3,622)
  Deferred financing costs and mortgage deposits, net of deposits refunded                    (1,178)               (2,268)
  Capital contributions from minority partner                                                 76,709                11,916
  Distributions paid to minority partners                                                     (4,139)               (1,765)
  Proceeds from issuance of stock, net of costs of raising capital                            15,818               586,440
  Dividends paid                                                                             (49,980)              (25,265)
  Purchase of treasury stock                                                                  (2,860)                   --
                                                                                           ---------             ---------
         Net cash provided by financing activities                                           445,347               655,738
                                                                                           ---------             ---------

  Effect of exchange rate changes on cash                                                        878                   882
                                                                                           ---------             ---------

         Net (decrease) increase in cash and cash equivalents                               (268,589)              386,856

Cash and cash equivalents, beginning of period                                               346,217                94,762
                                                                                           ---------             ---------

Cash and cash equivalents, end of period                                                   $  77,628             $ 481,618
                                                                                           =========             =========



                                  -continued-

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                 (in thousands)


1. The merger with Carey Institutional Properties Incorporated ("CIP(R)") as described in Note 2 to the condensed consolidated financial statements, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, and a cash payment to CIP(R) shareholders who elected to redeem their shares and certain costs as follows:



            Real estate accounted for under the operating method            $ 228,465
            Net investment in direct financing leases                         136,638
            Intangible assets                                                 105,675
            Equity investments                                                 94,251
            Investment in mortgage loan securitization                         11,999
            Other assets                                                        3,382
            Mortgage notes payable net (cost $205,572)                       (202,246)
            Amounts due to CIP(R)shareholders (a)                            (231,826)
            Other liabilities (b)                                             (23,262)
            Minority interest                                                 (35,497)
            Issuance of common stock                                         (174,205)
                                                                            ---------
              Cash acquired in acquisition of CIP(R)'s business operations  $  86,626
                                                                            =========


            As part of the merger, the Company issued 17,420,571 shares of common stock of the Company to shareholders of CIP(R) in exchange for 15,982,176 shares of common stock of CIP(R).

       (a) Consists of final dividend payable of $90,913 and $140,913 for redemption of shares.

       (b) Includes current and deferred fees of $6,385 and $5,108 payable to the Advisor (see Note 3 to the condensed consolidated financial statements)

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Amounts in thousands, except share and per share amounts)

Note 1.  Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements of Corporate Property Associates 15 Incorporated (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to
Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the interim period presented have been included. The results of operations for the interim period are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

In February 2004, the Company entered into an interest rate swap agreement, which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap is a derivative instrument. Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are included in the determination of net income. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in accumulated other comprehensive income, a component of shareholders' equity. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

Dividends declared per share for the three and nine-month periods ended September 30, 2004 were $.15796 and $.47201, respectively.

Certain prior period amounts have been reclassified to conform to current period presentation.

Note 2.  Business Combination with Carey Institutional Properties Incorporated:

On September 1, 2004, a subsidiary of the Company and Carey Institutional Properties Incorporated ("CIP(R)"), an affiliated real estate investment trust managed by W. P. Carey & Co. LLC, the Company's advisor ("Advisor"), completed a merger pursuant to a merger agreement dated June 4, 2004 between the companies. The merger provides a liquidation option for CIP(R) shareholders and provided for the continued growth and enhancement of the Company's investment portfolio. Under the terms of the merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on August 24, 2004, the Company's subsidiary is the surviving company. The total purchase price for CIP(R) was $317,162, which is comprised of 17,420,571 ($174,206 based on $10 per share) shares of the Company's common stock, $140,913 in consideration for CIP(R) shareholders who redeemed their interests, and estimated transaction costs of $2,043. Prior to the completion of the merger, CIP(R)'s interests in certain real estate assets that do not meet the investment objectives of the Company were sold to the Advisor.

Under the terms of the merger agreement, each CIP(R) shareholder had the option of receiving either 1.09 shares of newly issued Company common stock or $10.90 in cash for each CIP(R) common share that he or she owned as of August 31, 2004. The exchange ratio for issuing shares was based on a third party valuation of CIP(R) and pursuant to fairness opinions that each company received from separate investment banking firms. Shareholders holding 15,982,176 shares of CIP(R) common stock received 17,420,571 shares of Company common stock and shareholders holding 12,927,812 shares of CIP(R) common stock elected to receive cash of $140,913 in consideration for redeeming their CIP(R) interests.

The Company has accounted for the merger under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, cash, a subordinated interest in a mortgage loan

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


securitization, receivables and deposits and the liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CIP(R) shareholders. The amounts due to former CIP(R) shareholders were paid prior to September 30, 2004. The results of operations for the three and nine month periods ended September 30, 2004 include CIP(R) for the month of September 2004.

In connection with evaluating the fair value of real estate interests acquired, the Company assigned a portion of the value to both tangible assets and intangible assets. Intangible assets consist of values attributable to above-market and below-market leases, in-place lease intangibles and tenant relationships. As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the allocation of value to tangible and intangible assets are based on certain critical accounting estimates. The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting the Company's assessment of the risk associated with the lease acquired. In-place lease and tenant relationship values are based on the specific characteristics of each lease and estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The fair value of the interest in the mortgage loan securitization and mortgage notes payable were determined using cash flow models and assumptions about market interest rates at or near the date of the merger. Substantially all of the other assets acquired and liabilities assumed approximate their stated values and are short-term in nature.

Note 3.  Transactions with Related Parties:

In connection with performing services on behalf of the Company, the advisory agreement ("Advisory Agreement") between the Company and its Advisor, provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the Advisory Agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded dividend return of 6%. The Advisor can elect at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,134 and $1,083 for the three months ended September 30, 2004 and 2003, respectively, and $5,212 and $2,886 for the nine months ended September 30, 2004 and 2003, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. The Company incurred personnel reimbursements of $764 and $341 for the three months ended September 30, 2004 and 2003, respectively, and $1,896 and $778 for the nine months ended September 30, 2004 and 2003, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed during the nine months ended September 30, 2004, current and deferred fees were $17,308 and $13,846, respectively. During the nine months ended September 30, 2003, current and deferred fees were $10,728 and $7,551, respectively. A portion of the fees were attributable to the real estate acquired in the merger.

In connection with the business combination described in Note 2, the Company acquired real estate interests owned with affiliates. Such interests are consolidated when the Company owns a controlling interest and are accounted for under the equity method when the Company has a noncontrolling interest. Pursuant to a third party valuation, the value attributed to the Company's real estate interests was $571,147. Current and deferred fees on the interests acquired were $6,385 and $5,108, respectively, and were determined based on the proportion of cash used to redeem to CIP(R) shares.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 4.  Acquisitions of Real Estate:

In addition to the properties acquired from CIP(R), during the nine-month period ended September 30, 2004, the Company acquired properties and real estate investments which were previously described in its Report on Form 10-K for the year ended December 31, 2003 and its Reports on Form 10-Q for the three months ended March 31, 2004 and the six months ended June 30, 2004. A summary of the properties and investments acquired is as follows:


                                                                                 Initial     Original    Annual
                                                                                 Annual      Mortgage     Debt
Lease Obligor:                          Cost               Location               Rent      Financing    Service    Date Acquired
-------------                          ----               --------               ----      ---------    -------    -------------
TietoEnator Plc. (1)(2)                $ 58,422   Espoo, Finland                 $ 4,191     $ 42,444    $2,596      7/8/2004
Thales S.A.(1)(3)                        67,080   Guyancourt, Conflans,            6,315       49,973     3,753      7/26/2004
                                                  Laval, Ymare and                                                      and
                                                  Aubagne, France                                                    8/3/2004
Grande Communications Networks,           1,361   San Marcos, TX                     140            -         -      6/24/2004
  Inc.
Shaklee Corporation                      32,461   Pleasanton, CA                   2,679       18,800     1,557      5/26/2004
Oriental Trading Company, Inc.           31,000   La Vista, NE                     2,728       16,400         -      5/7/2004
  (4)
Mercury Partners, LP and U-Haul         180,250   78 locations in the United      16,465      105,573     8,514      4/29/2004
  Moving Partners, Inc.(5)                        States
Worthington Precision Metals,             7,168   Mentor, OH and                     788        4,600       381      4/14/2004
  Inc.                                            Franklin, TN
World Airways, Inc.                       8,699   Peachtree City, GA                 853        5,500       502      3/26/2004
Universal Technical Institute of         25,149   Rancho Cucamonga, CA             2,326            -         -      2/6/2004
  California, Inc.(6)
Affina Corporation                       12,565   Peoria, IL                       1,254            -         -      1/8/2004
Regie des Batiments(1)                   12,120   Mons, Belgium                    1,269       11,231       799      1/2/2004
Plumbmaster, Inc. (6)                     9,843   Concord Township, PA               855            -         -      1/2/2004
                                                  and Oceanside, CA


     (1)  Based on the applicable exchange rates on the dates of acquisition.

     (2)  Amounts shown represent the Company's proportionate 60% share.

     (3)  Amounts shown represent the Company's proportionate 65% share.

     (4) Build-to-suit commitment. The Company has obtained a loan facility of $16,400 which may be drawn upon to fund construction of the property. The initial annual rent is based on estimated construction costs of $31,000 and will commence when construction is completed.

     (5)  Amounts shown represent the Company's proportionate 57.69% share.

     (6)  Mortgage financing was placed on the properties in October 2004 (see
          Note 11).

Note 5.  Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; TruServ Corporation; Hologic, Inc., Starmark Camhood LLC., Actuant Corporation, Marriott International, Inc. ("Marriott"), Advanced Micro Devices, Inc. ("AMD"), Compucom Systems, Inc. ("Compucom"), The Upper Deck Company ("Upper Deck") and Del Monte Corporation ("Del Monte"). The interests in the Marriott, AMD, Compucom, Upper Deck and Del Monte properties were acquired in connection with the CIP(R)merger.

Summarized combined financial information of the equity investees is as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


                                                                     September 30, 2004        December 31, 2003
                                                                     ------------------        -----------------
  Assets (primarily real estate)                                     $          783,505        $         450,586
  Liabilities (primarily mortgage notes payable)                               (467,138)                (265,972)
                                                                     ------------------        -----------------
  Partners' and members' equity                                      $          316,367        $         184,614
                                                                     ==================        =================

  Company's share of equity investees' net assets                    $          180,845        $          83,984
                                                                     ==================        =================


                                                                           Nine Months Ended September 30,
                                                                     -------------------------------------------
                                                                            2004                      2003
                                                                     ------------------        -----------------
  Revenues (primarily rental income and interest income from
      direct financing leases)                                       $           64,268        $          32,322
  Expenses (primarily interest on mortgages and depreciation)                   (34,721)                 (18,202)
                                                                     ------------------        -----------------
  Net income                                                         $           29,547        $          14,120
                                                                     ==================        =================

  Company's share of net income from equity investments              $            6,851        $           6,385
                                                                     ==================        =================


Note 6.  Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the nine-month periods ended September 30, 2004 and 2003 are as follows:

                                                                  2004            2003
                                                                --------        --------
Per Statements of Income:
   Rental income from operating leases                          $ 88,245        $ 45,888
   Interest income from direct financing leases                   11,670           4,010

Adjustment:
   Share of lease revenue applicable to minority interest        (17,874)         (7,294)
   Share of lease revenue from equity investments                 16,767          14,410
                                                                --------        --------
                                                                $ 98,808        $ 57,014
                                                                ========        ========


For the nine-month periods ended September 30, 2004 and 2003, the Company earned net lease revenues from its investments as follows:

                                                                      2004            %            2003            %
                                                                    -------        -------        -------        -------
Starmark Camhood LLC/Wellbridge Club Management, Inc. (a) (e)       $ 8,004              8%       $ 5,194              9%
Mercury Partners and U-Haul Moving Partners (b)                       6,958              5             --             --
Clear Channel Communications, Inc. (b)                                6,368              7          6,368             11
Carrefour France, SA (b) (c)                                          5,648              6          6,297             10
TruServ Corporation (a)                                               5,427              6          5,417             10
Foster Wheeler, Inc.                                                  3,955              4          3,933              7
Life Time Fitness, Inc. (g)                                           3,696              4             12             --
Qualceram Shires plc (f)                                              2,964              3          1,384              2
Lillian Vernon Corporation (g)                                        2,886              3            948              2
Medica-- France, SA (b) (c)                                           2,398              2          2,403              4
Danka Office Imaging Company (f)                                      2,295              2          1,054              2
Meadowbrook Meat Company                                              2,256              2          2,256              4
Overland Storage, Inc.                                                2,244              2          2,244              4
Berry Plastics Corporation (h)                                        2,190              2             --             --
Precise Technology, Inc. (h)                                          1,992              2             --             --
Petsmart, Inc. (a)                                                    1,868              2          1,868              3
Tower Automotive, Inc.                                                1,767              2          1,767              3
MediMedia USA, Inc.                                                   1,751              2          1,167              2
Insulated Structures, Ltd. (h)                                        1,604              2             --             --


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                                      2004            %            2003            %
                                                                    -------        -------        -------        -------
Hologic, Inc. (a)                                                     1,515              2          1,515              3
Other (a) (b) (d)                                                    31,022             32         13,187             24
                                                                    -------        -------        -------        -------
                                                                    $98,808            100%       $57,014            100%
                                                                    =======        =======        =======        =======


     (a) Represents the Company's proportionate share of lease revenues from its equity investments (see Note 5).

     (b) Net of minority interest of an affiliate. The Company acquired its interest in the U-Haul property during the second quarter of 2004.

     (c) Until March 12, 2003, the Company owned 100% interests in the applicable properties at which time minority interests were sold to an affiliate.

     (d) Includes the CIP(R)real estate interests acquired in the September 1, 2004 merger.

     (e) The Company acquired its interest in this property during the first quarter of 2003.

     (f) The Company placed into service or acquired its interests in these properties during the second quarter of 2003.

     (g) The Company acquired its interests in these properties during the third quarter of 2003.

     (h) The Company placed into service or acquired its interests in these properties during the fourth quarter of 2003.

Note 7.  Derivative Instrument:


During the nine months ended September 30, 2004, the Company obtained a L12,410 ($22,663) variable rate mortgage loan and concurrently entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $22,175 as of September 30, 2004 and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At September 30, 2004, the interest rate swap had a fair value of $49 and was included in other assets. The change in net unrealized gains of $387 and $49 for the three and nine month periods ended September 30, 2004, respectively, for this cash flow hedge is included in accumulated other comprehensive income in shareholders' equity.

Note 8.  Intangible Assets:

Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangibles," addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 provides intangible assets acquired and liabilities assumed in business combinations are only amortized if such assets and liabilities are capable of being separated or divided and sold, transferred, licensed, rented or exchanged or arise from contractual or legal rights (including leases), and are amortized over their useful lives.

In connection with its acquisition of properties, including properties acquired from CIP(R), the Company has recorded net lease intangibles of $217,796, which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.

Intangible assets are summarized as follows:



                                         September 30, 2004        December 31, 2003
                                         ------------------        -----------------
    Lease intangibles
      In-place lease                     $          136,933        $          19,958
      Tenant relationship                            27,938                   10,236
      Above-market rent                              71,494                    3,081
      Less: accumulated amortization                 (4,183)                    (533)
                                         ------------------        -----------------
                                         $          232,182        $          32,742
                                         ------------------        -----------------

    Below-market rent                    $          (18,569)       $          (7,338)
    Less: accumulated amortization                      378                      172
                                         ------------------        -----------------
                                         $          (18,191)       $          (7,166)
                                         ==================        =================


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


Amortization of intangibles was $2,007 and $1,727 for the three-month periods ended September 30, 2004 and 2003, respectively, and $3,438 and $1,727 for the nine-month periods ended September 30, 2004 and 2003, respectively. Scheduled amortization of intangibles for each of the next five years is $16,022 annually.

Note 9.  Commitments and Contingencies:

As of September 30, 2004, the Company was not involved in any material litigation.

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

The Inspection Staff also alleged in the March 4, 2004 letter that the Company's offering documents contained material misstatements and omissions because they did not include a discussion of the manner in which dividends would be paid to the initial investors in the Phase II Offering. The Inspection Staff asserted that the payment of dividends to the Phase II shareholders resulted in significantly higher annualized rates of return than were being earned by the Phase I shareholders, and that the Company failed to disclose to the Phase I shareholders the various rates of return. The Inspection Staff claimed that the failure to make this disclosure constitutes a misstatement of a material fact in violation of Section 17(a) of the Securities Act of 1933, Section 10(b) of the Securities Exchange

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)


Act of 1934 and Rule 10b-5 promulgated under the Securities Exchange Act of 1934. It cannot be determined at this time what relief, if any, would be granted if an action were to be brought by the Commission or a private investor of the Company with respect to these allegations. It cannot be determined at this time what remedy, if any, would be pursued by the Commission if an action were to be brought by the Commission with respect to these allegations. As such, the Company cannot predict the potential effect such an action may ultimately have on the Company's operations. There can be no assurance such effect, if any action would not be material. There can be no assurance that if the Commission brought an action against the Company the remedy imposed would not be material.

Commencing in June 2004, the Company, Carey Financial, and W. P. Carey & Co. LLC have received subpoenas from the staff of the Division of Enforcement of the Commission ("Enforcement Staff") seeking information relating to, among other things, the events and issues addressed in the March 4, 2004 letter. The Company, Carey Financial, and W. P. Carey & Co. LLC have provided information to the Enforcement Staff in response to the subpoenas and are cooperating with the Enforcement Staff. It cannot be determined at this time what action, if any, the Enforcement Staff will pursue or what relief or remedies the Enforcement Staff may seek. There can be no assurance that the effect of the investigation by the Enforcement Staff and any action, relief, or remedies sought by the Enforcement Staff would not be material.

Note 10.  Pro Forma Financial Information:

The following consolidated pro forma financial information has been presented as if the merger of CIP(R) into the Company had occurred on January 1, 2004 and 2003 for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively. In Management's opinion, all adjustments necessary to reflect the merger and the related issuance of common stock of the Company have been made. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.


                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                        2004                        2003
                                                                        ----                        ----
  Pro forma total revenues                                              $53,003                     $ 32,780
  Pro forma net income (loss)                                            14,801                      (14,273)

  Pro forma earnings (loss) per share:
       Basic and diluted                                                $   .12                     $   (.12)


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                        2004                        2003
                                                                        ----                        ----
  Pro forma total revenues                                              $139,014                    $89,810
  Pro forma net income                                                    44,882                      6,923

  Pro forma earnings per share:
       Basic and diluted                                                $    .36                    $   .08


The pro forma net income and earnings per share figures for both the three and nine-month periods ended September 30, 2003 presented above include a non-recurring, non-cash impairment loss on real estate of $24,000, a gain on foreign currency transactions of $199 and a gain on sale of real estate in the nine-month period ended September 30, 2003 of $961. The pro forma net income and earnings per share figures for the three and nine-month periods ended September 30, 2004 presented above include gains on foreign currency transactions of $416 and $2,153, respectively, and the nine-month period ended September 30, 2004 includes a loss on sale of real estate of $48.

Note 11.  Subsequent Events:

During October 2004, the Company obtained $54,900 of limited recourse mortgage financing on the following properties:



           Property                 Amount of Financing             Interest Rate                  Maturity
           --------                 -------------------             -------------                -------------
Berry Plastics Corp.                $            21,200                      5.54%               November 2024
UTI-- California (1)                             14,000                      6.27%               November 2019
Sportsrack LLC                                    7,400                      5.63%               November 2024
Plumbmaster, Inc.                                 6,300                      5.54%               November 2024
Gaylans Trading Company, Inc.                     6,000                      7.78%                October 2024



(1) A balloon payment is scheduled at the maturity date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 12.  Accounting Pronouncements:

In December 2003, the FASB issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"), the primary objective of which is to provide guidance on the identification of entities for which control is achieved through means other than voting rights ("variable interest entities" or "VIEs") and to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). FIN 46(R) applies when either (1) the equity investors (if any) lack one or more of the essential characteristics of controlling financial interest, (2) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support or (3) the equity investors have voting rights that are not proportionate to their economic interest. In addition FIN 46(R) requires additional disclosures. The adoption of FIN 46(R) did not have a material impact on the financial statements as none of its investments in unconsolidated joint ventures are VIEs.

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

This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company as of July 1, 2003. On November 7, 2003, the FASB indefinitely deferred the classification and measurement provisions of SFAS No. 150 as they apply to certain mandatorily redeemable non-controlling interests entered into before November 5, 2003. This deferral is expected to remain in effect while these provisions are further evaluated by the FASB. The Company has interests in one limited partnership that is consolidated and has minority interests that have finite lives and were considered mandatorily redeemable noncontrolling interests prior to the issuance of the deferral. Accordingly, in accordance with the deferral noted above, these minority interests have not been reflected as liabilities. The carrying value approximates the fair value of these minority interests at September 30, 2004. Based on the FASB's deferral of this provision, the adoption of SFAS No. 150 did not have a material effect on the Company's financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated ("CPA(R):15") should be read in conjunction with the condensed consolidated financial statements and notes thereto as of September 30, 2004 included in this quarterly report and CPA(R):15's Annual Report on Form 10-K for the year ended December 31, 2003. The following discussion includes forward looking statements. Forward looking statements, which are based on certain assumptions, describe future plans, strategies and expectations of CPA(R):15. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate", "believe", "estimate", "intend", "could", "should", "would", "may", or similar expressions. Do not unduly rely on forward looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievement of CPA(R):15 to be materially different from the results of operations or plan expressed or implied by such forward looking statements. The risk factors are fully described in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2003. Accordingly, such information should not be regarded as representations by CPA(R):15 that the results or conditions described in such statements or objectives and plans of CPA(R):15 will be achieved. Additionally, a description of CPA(R):15's critical accounting estimates is included in the management's discussion and analysis in the Annual Report on Form 10-K. There has been no significant change in such critical accounting estimates.

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

How Management Evaluates Results of Operations
Management evaluates the results of CPA(R):15 with a primary focus on the ability to generate cash flow necessary to meet its objectives of increasing its distribution rate to its shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and on other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating its ability to fund dividends. Management's evaluation of CPA(R):15's potential for generating cash flow is based on long-term assessments.

Current Developments and Trends
If general economic conditions continue to improve, inflation and interest rates are expected to continue to rise as well. In addition, competition for both real estate properties and for investors' money continues to increase. These trends generally present challenges to the real estate leasing market. Management feels that its objective of maintaining a diverse portfolio of properties with long-term leases and long-term, fixed rate debt obligations provides investors protection from these trends. In addition, the majority of lease transactions include Consumer Price Index escalation clauses or periodic stated rent increases that are intended to help protect our investors against potential future inflation and may allow CPA(R):15 to continue to increase its dividend.

Management will continue to pursue its objectives through long-term transactions and diversifying its portfolio. To that end, management is seeking to continue to invest in the international commercial real estate market as a means of diversifying its portfolio. While more complex and generally requiring a longer lead time to complete, international transactions currently provide the benefits of more favorable interest rates and greater flexibility to leverage the underlying property.

Management believes that as the portfolio matures there is a potential for an increase in the value of the existing portfolio and that any increase may not be reflected in its financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the nine months ended September 30, 2004, cash flow generated from operations and equity investments were not sufficient to fund dividends paid and meet other obligations including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of CPA(R):15's properties. Refer to the "Operating Activities" section of Financial Condition below for further analysis. Management expects, based on its current assessments that over the long-term, cash flow from operations and equity investments will meet the objective of increasing the distribution rate and meeting other cash obligations. CPA(R):15 has cash balances of $77,628 as of September 30, 2004 which can be used for working capital needs, future real estate purchases and other commitments.

Current developments include:

On September 1, 2004, CPA(R):15 completed its merger with Carey Institutional Properties Incorporated ("CIP(R)"). Under the terms of the merger, CPA(R):15 is the surviving company. Subsequent to the approval of the merger by the shareholders of both companies, CPA(R):15 paid $140,913 to CIP(R) shareholders who elected to redeem their interests and issued 17,420,571 shares of common stock of CPA(R):15 to the remaining CIP(R) shareholders. CPA(R):15 has accounted for the merger under the purchase method of accounting and the purchase price has been allocated to assets acquired and liabilities assumed based upon their fair values. In connection with the merger, CPA(R):15's share of real estate interests had a fair value of approximately $571,147, determined pursuant to a third party valuation of CIP(R)'s real estate assets. Certain of the assets acquired are (i) accounted for under the equity method or (ii) consolidated with the noncontrolling interests of affiliates reflected as minority interests. All of the properties acquired have remaining lease terms of more than eight years, with most of the leases providing for renewal terms. A summary of the real estate interests acquired is as follows:



                                                      Current Annual       Annual Debt       Current Annual
                                                    Contractual Rent(1)    Service (1)          Cash Flow
                                                    ------------------     -----------       --------------
      Marriott International, Inc.                  $            8,854     $     6,533       $        2,321
      Omnicom Group, Inc.                                        3,695           1,532                2,163
      Electronic Data Systems Corporation                        3,180           1,371                1,809
      Information Resources, Inc.                                3,288           1,551                1,737
      Best Buy Co., Inc.                                         3,206           1,591                1,615
      UTI Holdings, Inc.                                         1,797             290                1,507
      Advanced Micro Devices, Inc.                               3,259           1,983                1,276
      Bell Sports, Inc.                                          1,215               -                1,215
      Del Monte Corporation                                      1,478             531                  947
      ShopRite Supermarkets, Inc.                                1,870             946                  924
      Detroit Diesel Corporation                                   908               -                  908
      Custom Foods Products, Inc.                                  917              25                  892
      Electronics Assembly Corp.                                 1,358             485                  873
      Q Clubs, Inc.                                              1,483             700                  783
      Compucom Systems, Inc.                                     1,408             663                  745
      The Upper Deck Company, Inc.                               1,452             720                  732
      New WAI. L.P./Warehouse Associates                         1,654             948                  706
      Barnes & Noble, Inc.                                       1,476             775                  701
      Merit Medical Systems, Inc.                                1,465             814                  651
      Societe Hoteliere Tourisme Grand Noble (2)                   897             338                  559
      Humco Holding Group, Inc.                                    875             381                  494
      Garden Ridge, Inc.                                         1,654           1,165                  489
      Childtime Childcare, Inc.                                  1,617           1,133                  484
      Oshman Sporting Goods, Inc.                                  479               -                  479
      Kroger Co.                                                   476               -                  476
      PSC Scanning, Inc.                                           927             477                  450
      New Wave Logistics (UK) Ltd. (2)                             681             341                  340
      Petsmart, Inc.                                               535             269                  266
      Superior Telecommunications Inc.                             669             403                  266
      ISA International plc (2)                                    705             450                  255
      Cognitive Solutions, Inc.                                    206             298                  (92)
                                                    ------------------     -----------       --------------
                                                    $           53,684     $    26,713       $       26,971
                                                    ==================     ===========       ==============


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)


     (1) Amounts represent CPA(R):15's proportional ownership, which ranges from 33.33% to 100%.

     (2) These companies conduct business in foreign currencies, and as a result, rents and debt service are subject to fluctuations in foreign currency exchange rates.

CPA(R):15 has provided information to the Staff of the Division of Enforcement in response to subpoenas received during the second quarter of 2004 in connection with an examination by the staff of the Broker-Dealer Program of the Securities and Exchange Commission (See Note 9 of the accompanying condensed consolidated financial statements).

In September 2004, the Board of Directors of CPA(R):15 approved and increased the third quarter dividend to $.15796 per share payable on October 15, 2004 to shareholders of record as of September 30, 2004.

On July 8, 2004, CPA(R):15 and Corporate Property Associates 16-Global Incorporated ("CPA(R):16-Global") with 60% and 40% interests, respectively, purchased two properties in Finland for E78,734 ($97,370 based on the exchange rate as of the date of acquisition, of which CPA(R):15's share is $58,422) and entered into two net leases with TietoEnator plc. Both leases have an initial term of 12.5 years at an initial aggregate rent of E5,648 ($6,985, of which CPA(R):15's share is $4,191). Mortgage financing of E57,200 ($70,739, of which CPA(R):15's share is $42,444) was obtained in connection with the purchase of the properties.

On July 26, 2004 and August 3, 2004, CPA(R):15 and CPA(R):16-Global with 65% and 35% interests, respectively, purchased five properties in France for E85,356 ($103,200, of which CPA(R):15's share is $67,080) and assumed existing leases with Thales S.A. The leases expire between December 2010 and December 2011 and each lease has a nine-year renewal option. Annual rent is E8,099 ($9,715, of which CPA(R):15's share is $6,315). Mortgage financing of E63,500 ($76,835, of which CPA(R):15's share is $49,973) was obtained in connection with the purchase of the properties.

Build-to-suit projects for properties leased to UTI Holdings, Inc. in Pennsylvania, Arizona and California were completed during the third quarter of 2004 and will provide annual rent of $6,409.

During October 2004, the Company secured $54,900 of limited recourse mortgage financing on several leased properties.

Results of Operations

Lease Revenues - For the comparable quarters ended September 30, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $22,929 primarily due to $17,671 from 23 new leases entered into during 2003 and 2004, $3,235 from the properties acquired from CIP(R) on September 1, 2004 and $2,770 from the completion of several build-to-suit projects. Fluctuations in foreign currency exchange rates did not have a significant impact on lease revenues during the third quarter of 2004. These increases were partially offset by a reduction of $1,377 from the vacancy of a property in Tulsa, Oklahoma, due to a lease termination in August 2003 by the Fleming Companies pursuant to their voluntary petition of bankruptcy.

For the comparable nine-month periods ended September 30, 2004 and 2003, lease revenues increased $50,017 due to the same factors as described above. Leases that were entered into in 2003 and 2004 contributed $41,481, the completion of several build-to-suit projects contributed $7,587, the acquired CIP(R) properties contributed $3,235 and the positive impact of fluctuations in foreign currency exchange rates contributed $1,380 of the total increase. These increases were partially offset by a reduction due to the Fleming lease termination.

During the quarter ended September 30, 2004, CPA(R):15 entered into new net leases with Thales S.A. and TietoEnator Plc. Aggregate annual lease revenues related to these new leases are approximately $16,700 (subject to fluctuation in foreign currency exchange rates). Build-to-suit projects for UTI Holdings Inc. were completed during the quarter and will generate annual lease revenue of approximately $6,409. Substantially all of CPA(R):15's leases provide for periodic rent increases. Rent increases are generally determined by formulas that are indexed to increases in the Consumer Price Index and comparable foreign indexes as appropriate. The Fleming lease provided annual lease revenues of $5,508. CPA(R):15 is aggressively remarketing the former Fleming property.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

The CIP(R) properties are projected to contribute annual lease revenues of approximately $39,000. Such projected revenues include noncash adjustments for financial reporting purposes such as recognizing interest income from direct financing leases at a constant rate of return and amortizing above-market and below-market rent intangibles.

Other Operating Income -- For the comparable quarters ended September 30, 2004 and 2003, other operating income increased $569 primarily due to an increase in reimbursable costs from tenants. Such reimbursable costs are recorded as both income and expense, and, therefore, have no impact on net income.

For the comparable nine-month periods ended September 30, 2004 and 2003, other operating income increased $2,693. During the nine-month period ended September 30, 2004, other operating income benefited from the forfeiture of Fleming's $2,754 security deposit to CPA(R):15.

Depreciation and Amortization - For the comparable three and nine-month periods ended September 30, 2004 and 2003, depreciation and amortization increased $4,184 and $10,904, respectively. The increase is primarily due to acquisitions in 2003 and 2004 as well as the completion of several build-to-suit projects.

General and Administrative Expenses -- For the comparable quarters ended September 30, 2004 and 2003, general and administrative expenses decreased $177 due to a reduction in several general and administrative expenses including acquisition expenses and investor related service costs and was partially offset by increased accounting and auditing fees and personnel cost reimbursements.

For the comparable nine-month periods ended September 30, 2004 and 2003, general and administrative expenses increased $278 primarily due to increased personnel reimbursement costs and accounting and auditing services which were partially offset by a reduction in several general and administrative expenses including acquisition expenses and investor related service costs.

Property Expenses - For the comparable quarters ended September 30, 2004 and 2003, property expenses increased $2,645 primarily due to an increase in asset management and performance fees of $2,101. The increase in asset management and performance fees is based primarily on the growth of CPA(R):15's asset base. Annual asset management and performance fees are projected to increase by approximately $5,710 as a result of the CIP(R) merger.

For the comparable nine-month periods ended September 30, 2004 and 2003, property expenses increased $5,760 primarily due to an increase in asset management and performance fees of $4,652 and increased absorption costs on the vacant Transworld and Fleming properties of $656. CPA(R):15 is aggressively remarketing the Transworld and Fleming properties. Annual carrying costs for both properties approximate $1,550.

Minority Interest in Income - For the comparable three and nine-month periods ended September 30, 2004 and 2003, minority interest in income increased $1,472 and $3,517, respectively. The increase is primarily due to the acquisitions in 2004 of controlling interests in U-Haul, Thales and TietoEnator, which contributed $1,196 and $1,747 of the increase for the quarterly and nine-month periods, respectively. The change in ownership in Carrefour France, SA and Medica-France, SA, which resulted from the sale of interests to two affiliates, contributed additional minority interest income of $1,678 for the nine months ended September 30, 2004.

Income from Equity Investments - For the comparable three and nine-month periods ended September 30, 2004 and 2003, income from equity investments increased by $511 and $466, respectively. Equity income on interests acquired from CIP(R) contributed $372 for both the three and nine-month periods ended September 30, 2004.

Interest Expense -- For the comparable three and nine-month periods ended September 30, 2004 and 2003, interest expense increased $9,299 and $18,465, respectively. CPA(R):15's mortgage balances have increased, net of amortizing debt service payments, by $601,336 in 2004 as a result of financing recent acquisition activity, placing initial financing on existing properties and the assumption of CIP(R)'s property-level limited recourse mortgage debt. The increase in mortgage balances resulted in a corresponding increase in interest expense for both periods.

Gain on Foreign Currency Transactions -- For the comparable nine-month periods ended September 30, 2004 and 2003, gain on foreign currency transactions increased $1,954. Foreign currency gains in the current period primarily represent cash balances that have been generated from our foreign real estate investments that have been converted back to U.S. dollars.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

Net Income -- For the quarter and nine-month period ended September 30, 2003, CPA(R):15 incurred net losses of $19,035 and $7,912, respectively, primarily as the result of recognizing an impairment charge on the Fleming property. For the quarter ended September 30, 2004, net income increased by $30,453 to $11,418. For the nine-month period ended September 30, 2004, net income increased by $39,436 to $31,524. For both the three and nine-month periods ended September 30, 2004, CPA(R):15 benefited from significant revenue growth as a result of the completion of several acquisitions, the CIP(R) merger and the completion of several build-to-suit projects. For the three and nine month periods ended September 30, 2004, net income increased by $1,423 as a result of the CIP(R) merger. The revenue growth was partially offset by higher expenses, including depreciation, interest and property expenses as a result of acquisition activity.


Financial Condition

Uses of Cash During the Period
Cash and cash equivalents totaled $77,628 as of September 30, 2004, a decrease of $268,589 from the December 31, 2003 balance. Management believes CPA(R):15 has sufficient cash balances to meet its working capital needs including its distribution rate. CPA(R):15's use of cash during the period is described below.

Operating Activities - Cash flows from operating activities and distributions from the operations of equity investments in excess of equity income of $56,805 were not sufficient to fund dividend payments of $49,980, scheduled mortgage principal payments of $7,885 and distributions to minority interests of $4,139. Cash used in operating activities included approximately $7,749 of funding of certain escrow accounts to be held by lenders and VAT deposits, both of which will be ultimately returned to CPA(R):15 in the ordinary course of business. Management believes that the annual cash flow from acquisitions completed during 2004, including the interests acquired in the CIP(R) merger, the completion of several build-to-suit projects and scheduled rent increases will provide sufficient operating cash flow to fund dividends to shareholders and amounts payable to mortgage lenders and minority interests. Annual cash flow from the properties acquired in the CIP(R) merger is projected to amount to $26,971. Additionally, the interest acquired in the mortgage loan securitization in connection with the merger is projected to provide annual cash flow of approximately $1,540.

Investing Activities - CPA(R):15's investing activities are generally comprised of real estate purchases and payment of its annual installment of deferred acquisition fees. CPA(R):15 used $671,917 for real estate purchases and to fund build-to-suit projects in 2004, of which $314,646 relates to the U-Haul transaction, $101,682 relates to the Thales transaction, $96,397 relates to the TietoEnator transaction, and $31,816 relates to the Shaklee transaction. In connection with the CIP(R) merger, CPA(R):15 used $140,913 to purchase CIP(R) shares and $90,913 to pay final dividend distributions that were declared to CIP(R) shareholders prior to completion of the merger but had not been paid as of September 1, 2004. CPA(R):15 also acquired cash of $86,626 as part of the merger. During the period, CPA(R):15 purchased $17,782 in short-term investments (i.e., money-market type investments with maturities of more than 90 days but less than one year) and redeemed $55,615 for a net decrease of $37,833. Cash receipts during the period included $5,132 from the recovery of VAT taxes and $5,786 from the sale of real estate.

Financing Activities -- In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, CPA(R):15 obtained $418,862 in mortgage loans to finance acquisitions in 2004 and received $76,709 from minority partners related to the U-Haul, Thales and TietoEnator transactions. During the period CPA(R):15 also obtained $15,818 as a result of issuing shares through its Distribution Reinvestment and Share Purchase Plan, and used $2,860 to purchase treasury shares. In connection with the CIP(R) merger, CPA(R):15 assumed limited recourse mortgage debt of $205,572 (with a fair value on the date of acquisition of $202,246). Annual debt service on the assumed limited recourse mortgage debt amounts to $26,713.

Currently, the majority of CPA(R):15's mortgages are limited recourse and bear interest at fixed rates, including a loan which has a fixed rate as the result of entering into an interest rate swap agreement. Accordingly, CPA(R):15's cash flow should not be adversely affected by increases in interest rates which are near historical lows. However, financings on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R):15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources
As of September 30, 2004, CPA(R):15 has $77,628 in cash and cash equivalents which can be used for working capital needs, future real estate purchases, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $188,145 as of September 30, 2004 and any proceeds may be used to finance future real estate purchases. During October 2004, CPA(R):15 secured $54,900 of limited recourse mortgage financing on several leased properties.

Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (CPA(R):15 has no mortgage balloon payments scheduled until October 2008), paying dividends to shareholders, making distributions to minority partners as well as other normal recurring operating expenses. CPA(R):15 may also seek to use its cash to purchase new properties to further diversify its portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives. Accordingly, CPA(R):15 expects to have sufficient cash flow to continue increasing the distribution rate to its shareholders. Distributions are determined by management's long-term assessments of cash flow.

Other Matters
CPA(R):15 conducts business in Europe and may recognize transaction gains and losses from its foreign operations. Foreign currency transaction gains and losses were not material to CPA(R):15's results of operations for the current quarter; however, such gains and losses may cause fluctuations in the results of operations. CPA(R):15 is subject to foreign currency exchange rate risk from the effects of changes in foreign currency exchange rates. CPA(R):15 has obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of September 30, 2004 is as follows:



(in thousands)                    Total          2004          2005          2006          2007          2008       Thereafter
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
 Obligations:
  Limited recourse mortgage
     notes payable (1)          $1,197,359    $    5,347    $   21,402    $   23,353    $   25,547    $   27,784    $1,093,926
  Deferred acquisition fees         34,590            --         6,001         9,461         9,461         6,208         3,459
Commitments:
  Build-to-suit obligations         26,733        14,037        12,696            --            --            --            --
  Share of minimum rents
     payable under office
     cost-sharing agreement         11,685           122           727           825           974           974         8,063
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------
                                $1,270,367    $   19,506    $   40,826    $   33,639    $   35,982    $   34,966    $1,105,448
                                ==========    ==========    ==========    ==========    ==========    ==========    ==========


(1) The limited recourse mortgage notes payable were obtained in connection with the acquisition of properties in the ordinary course of business.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

     Item 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
                                 (in thousands)

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing its business plan, the primary market risk to which CPA(R):15 is exposed is interest rate risk and foreign currency exchange risk.

The value of CPA(R):15's real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, which may affect CPA(R):15's ability to refinance its debt when balloon payments are scheduled.

Substantially all of CPA(R):15's long-term debt of $1,197,359 either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of September 30, 2004 ranged from 5.09% to 10.00%. The interest rate on the variable rate debt as of September 30, 2004 was 3.56%.



                           2004       2005         2006      2007        2008     Thereafter        Total       Fair Value
                          ------     -------     -------   -------     -------    ----------     ----------     ----------
Fixed rate debt           $5,302     $21,191     $23,112   $25,245     $27,482    $1,085,088     $1,187,420      $1,186,257
Average interest
  rate                      6.34%       6.28%       6.24%     6.22%       6.20%         6.30%
Variable rate debt        $   45     $   211     $   241   $   302     $   302    $    8,838     $    9,939      $    9,939


Changes in interest rates would not have a significant effect on annual interest expense as substantially all of CPA(R):15's long-term debt bears interest at fixed rates. CPA(R):15 has entered into an interest rate swap agreement to hedge cash flows on a variable rate debt. The objective in using this derivative instrument is to add stability to interest expense and manage exposure to interest rate movements. A change in interest rates of 1% would impact the fair value of CPA(R):15's fixed rate debt at September 30, 2004 by approximately $47,800.

CPA(R):15 conducts business in France, Germany, Belgium, Finland and the United Kingdom. CPA(R):15 is subject to foreign currency exchange rate risk from the effects of changes in exchange rates. To date, CPA(R):15 has not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations affecting foreign currency exchange rates. CPA(R):15 has obtained limited recourse mortgage financing at a fixed rate of interest in the local currency. To the extent that currency fluctuations affecting rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

Item 4. -- CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures include the Company's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

The Co-Chief Executive Officers and Chief Financial Officer of the Company have conducted a review of the Company's disclosure controls and procedures as of September 30, 2004.

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

There have been no changes during the most recent fiscal quarter in the Company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

Item 1. -- LEGAL PROCEEDINGS

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

Commencing in June 2004, the Company, Carey Financial, and W. P. Carey & Co. LLC received subpoenas from the staff of the Division of Enforcement of the Commission ("Enforcement Staff") seeking information relating to, among other things, the events and issues addressed in the March 4, 2004 letter. The Company, Carey Financial, and W. P. Carey & Co. LLC have provided information to the Enforcement Staff in response to the subpoenas and are cooperating with the Enforcement Staff. (See Note 9 of the accompanying condensed consolidated financial statements.)


Item 2.-- UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS

         (a) For the three and nine-month periods ended September 30, 2004, 164,847 and 435,353 shares, respectively, were issued to the Advisor as consideration for performance fees and 789,943 and 1,647,058 shares, respectively, were issued pursuant to the Company's Distribution Reinvestment and Share Purchase Plan. Shares were issued at $10.00 per share.

         (c)     Issuer Purchases of Equity Securities


                                                                                            Total Number of Shares Purchased
                                                       Total Number of     Average Price     as Part of Publicly Announced
                           Period                      Shares Purchased    Paid Per Share         Plans or Programs (1)
                           ------                      ----------------    --------------   --------------------------------
         January 1, 2004 -- January 31, 2004                     45,331    $         9.00                                N/A
         February 1, 2004 -- February 29, 2004                   17,358              9.00                                N/A
         March 1, 2004 -- March 31, 2004                         12,520              9.00                                N/A
         April 1, 2004 -- April 30, 2004                         25,461              9.00                                N/A
         May 1, 2004 -- May 31, 2004                             87,639              9.00                                N/A
         June 1, 2004 -- June 30, 2004                            6,516              9.00                                N/A
         July 1, 2004 -- July 31, 2004                            1,000              9.00                                N/A
         August 1, 2004 -- August 31, 2004                      117,227              9.00                                N/A
         September 1, 2004 -- September 30, 2004                  4,500              9.00                                N/A
                                                       ----------------
              Total                                             317,552
                                                       ================

         (1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.


Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 24, 2004, a special meeting of the shareholders of CPA(R):15 was held for the sole purpose of approving the acquisition by CPA(R):15 of Carey Institutional Properties Incorporated ("CIP(R)"), another non-traded REIT managed by the Company's Advisor, whereby CIP(R) would be a wholly owned subsidiary of CPA(R):15. Holders of 58,637,108 shares (55%) of CPA(R):15 voted in favor of the merger, holders of 1,911,142 shares (2%) voted against the merger and holders of 46,131,028 shares (43%) abstained from voting. Holders of a majority of the outstanding shares of CPA(R):15 were required to approve the merger. At a meeting held on the same day, the shareholders of CIP(R) also approved the merger. The merger was consummated on September 1, 2004.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 6. - EXHIBITS:

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

                                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED




           11/5/2004                  By:     /s/ John J. Park
         -------------                       ----------------------------------
             Date                                 John J. Park
                                                  Managing Director and
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



           11/5/2004                  By:     /s/ Claude Fernandez
         -------------                       ----------------------------------
             Date                                 Claude Fernandez
                                                  Managing Director and
                                                  Chief Accounting Officer
                                                  (Principal Accounting Officer)