Form 10-Q/A
period 2004-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2004-12-09
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 333-58854

                           --------------------------

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

                           --------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                          COMMON STOCK, $.001 PAR VALUE

                           --------------------------

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2004, as initially filed with the Securities and Exchange Commission on November 9, 2004. Subsequent to the filing of the third quarter 2004 Form 10-Q, the Company became aware of errors in the accumulation and presentation of pro forma information in connection with a merger disclosed in Note 10. These errors affected the following line items in
Note 10 "Pro Forma Financial Information": pro forma total revenues, pro forma net income (loss) and pro forma earnings (loss) per share for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003.

This Amendment No. 1 corrects and restates the pro forma information contained in Note 10. These errors did not impact the Company's condensed consolidated balance sheets, statements of operations, statements of cash flows or earnings
(loss) per share.

Part I - Item 4 - Controls and Procedures, has also been amended in this filing.

Except as set forth above, all information contained in this Amendment No. 1 is as of November 9, 2004, the filing date of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The Company has not updated the disclosures contained herein to reflect any events that have occurred subsequent to November 9, 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                                PAGE NO.
PART I

Item 1.-     Financial Statements*

             Condensed Consolidated Balance Sheets, as of September 30, 2004
             and December 31, 2003                                                                                   2

             Condensed Consolidated Statements of Operations for the three and nine months
             ended September 30, 2004 and 2003                                                                       3

             Condensed Consolidated Statements of Comprehensive Income (Loss) for the three
             and nine months ended September 30, 2004 and 2003                                                       3

             Condensed Consolidated Statements of Cash Flows for the nine month
             ended September 30, 2004 and 2003                                                                     4-5

             Notes to Condensed Consolidated Financial Statements                                                 6-13

Item 2. -    Management's Discussion and Analysis of Financial Condition and Results of Operations               14-19

Item 3. -    Quantitative and Qualitative Disclosures about Market Risk                                             20

Item 4. -    Controls and Procedures                                                                                20

PART II -    Other Information

Item 1. -    Legal Proceedings                                                                                      22

Item 2. -    Unregistered Sales of Equity Securities and Use of Proceeds                                            22

Item 4. -    Submission of Matters to a Vote of Security Holders                                                    22

Item 6. -    Exhibits                                                                                               23

Signatures                                                                                                          24

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                          SEPTEMBER 30, 2004  DECEMBER 31, 2003
                                                                             (UNAUDITED)           (NOTE)
                                                                          ------------------  ------------------
         ASSETS:
Land and buildings, net of accumulated depreciation of $38,065 and
  $18,725 at September 30, 2004 and December 31, 2003                     $        1,687,838  $          864,737
Net investment in direct financing leases                                            276,803             148,325
Intangible assets, net of accumulated amortization of $4,183 and
  $533 at September 30, 2004 and December 31, 2003                                   232,182              32,742
Real estate under construction                                                        25,478              61,270
Equity investments                                                                   180,845              83,984
Cash and cash equivalents                                                             77,628             346,217
Short-term investments                                                                    --              37,833
Marketable securities                                                                 12,058                  --
Escrow assets                                                                         53,226              14,012
Other assets, net                                                                     44,493              50,032
                                                                          ------------------  ------------------
    Total assets                                                          $        2,590,551  $        1,639,152
                                                                          ==================  ==================
         LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:
Liabilities:
Mortgage notes payable                                                    $        1,197,359  $          596,003
Notes payable                                                                          3,988               4,061
Accrued interest                                                                       6,780               2,464
Due to affiliates                                                                      3,668               2,912
Accounts payable and accrued expenses                                                 37,573               6,907
Prepaid rental income and security deposits                                           54,760              38,504
Deferred acquisition fees payable to affiliate                                        34,590              24,005
Dividends payable                                                                     17,816              16,555
                                                                          ------------------  ------------------
      Total liabilities                                                            1,356,534             691,411
                                                                          ------------------  ------------------
Minority interest                                                                    169,902              52,650
                                                                          ------------------  ------------------
Commitments and contingencies (Note 9)
Shareholders' equity:
Common stock, $.001 par value; authorized 240,000,000 shares; issued and outstanding, 125,184,001 and 105,681,019 at September 30, 2004 and
  December 31, 2003                                                                      125                 106
Additional paid-in capital                                                         1,138,869             944,788
Dividend in excess of accumulated earnings                                           (72,603)            (52,887)
Accumulated other comprehensive income                                                   755               3,255
                                                                          ------------------  ------------------
                                                                                   1,067,146             895,262
Less, treasury stock at cost, 336,359 and 18,807 shares at September 30,
  2004 and December 31, 2003                                                          (3,031)               (171)
                                                                          ------------------  ------------------
      Total shareholders' equity                                                   1,064,115             895,091
                                                                          ------------------  ------------------
      Total liabilities, minority interest and shareholders' equity       $        2,590,551  $        1,639,152
                                                                          ==================  ==================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of OPERATIONS (Unaudited)
               (in thousands, except share and per share amounts)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------   -------------------------------
                                                                       2004             2003             2004             2003
                                                                  --------------   --------------   --------------   --------------
Revenues:
  Rental income                                                   $       37,414   $       17,053   $       88,245   $       45,888
  Interest income from direct financing leases                             4,531            1,963           11,670            4,010
  Other operating income                                                   3,052            2,483            8,560            5,867
                                                                  --------------   --------------   --------------   --------------
                                                                          44,997           21,499          108,475           55,765
                                                                  --------------   --------------   --------------   --------------
Operating expenses:
  Depreciation and amortization                                            9,647            5,463           22,561           11,657
  General and administrative                                               1,755            1,932            5,247            4,969
  Property expenses                                                        7,862            5,217           18,219           12,459
  Impairment charge on real estate                                            --           24,000               --           24,000
                                                                  --------------   --------------   --------------   --------------
                                                                          19,264           36,612           46,027           53,085
                                                                  --------------   --------------   --------------   --------------
  Income (loss) before other interest income, minority interest,
    equity investments, interest expense and gains and losses             25,733          (15,113)          62,448            2,680
Other interest income                                                        785            1,135            2,456            2,217
Minority interest in income                                               (2,627)          (1,155)          (6,367)          (2,850)
Income from equity investments                                             2,657            2,146            6,851            6,385
Interest expense                                                         (15,546)          (6,247)         (35,969)         (17,504)
                                                                  --------------   --------------   --------------   --------------
  Income (loss) before gains and losses                                   11,002          (19,234)          29,419           (9,072)
(Loss) gain on sale of real estate                                            --               --              (48)             961
Gain on foreign currency transactions, net                                   416              199            2,153              199
                                                                  --------------   --------------   --------------   --------------
     Net income (loss)                                            $       11,418   $      (19,035)  $       31,524   $       (7,912)
                                                                  ==============   ==============   ==============   ==============
Basic and diluted earnings (loss) per share                       $          .10   $         (.20)  $          .29   $         (.11)
                                                                  ==============   ==============   ==============   ==============
Weighted average shares outstanding - basic and diluted              112,802,854       97,256,074      108,511,601       69,987,670
                                                                  ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

  CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (LOSS) (Unaudited)
                                 (in thousands)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------   -------------------------------
                                                                       2004             2003             2004             2003
                                                                  --------------   --------------   --------------   --------------
Net income (loss)                                                 $       11,418   $      (19,035)  $       31,524   $       (7,912)
                                                                  --------------   --------------   --------------   --------------
Other comprehensive income (loss):
   Change in foreign currency translation adjustment                         134            3,164           (2,700)           6,810
   Change in unrealized appreciation of marketable securities                151               --              151               --
   Unrealized gain on derivative instruments                                 387               --               49               --
                                                                  --------------   --------------   --------------   --------------
                                                                             672            3,164           (2,500)           6,810
                                                                  --------------   --------------   --------------   --------------
   Comprehensive income (loss)                                    $       12,090   $      (15,871)  $       29,024   $       (1,102)
                                                                  ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    -------------------------------
                                                                                         2004             2003
                                                                                    --------------   --------------
Cash flows from operating activities:
  Net income (loss)                                                                 $       31,524   $       (7,912)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization of intangibles and deferred financing costs              22,906           11,776
     Impairment charge on real estate                                                           --           24,000
     Equity income in excess of distributions received                                        (510)          (1,473)
     Straight-line rent adjustments                                                         (4,958)          (3,597)
     Loss (gain) on sale of real estate                                                         48             (961)
     Settlement proceeds assigned to lender                                                 (2,754)              --
     Unrealized loss (gain) on foreign currency transactions                                   348             (210)
     Realized (gain) loss on foreign currency transaction                                   (2,501)              11
     Fees paid to affiliate by issuance of stock                                             4,354            2,222
     Minority interest in income                                                             6,367            2,850
     Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed in connection with acquisition of business
      operations                                                                             1,005           16,798
                                                                                    --------------   --------------
       Net cash provided by operating activities                                            55,829           43,504
                                                                                    --------------   --------------
Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income               976              362
  Distributions of mortgage financing from equity investees                                     --           24,162
  Acquisitions of real estate and equity investments and other capitalized costs          (671,917)        (343,909)
  VAT taxes recovered in connection with purchases of real estate, net                       5,132            6,117
  Payment of deferred acquisition fees                                                      (3,253)              --
  Purchase of short-term investments                                                       (17,782)              --
  Redemption of short-term investments                                                      55,615               --
  Proceeds from sale of real estate                                                          5,786               --
  Cash acquired in acquisition of business operations (1)                                   86,626               --
  Cash payments to shareholders of acquired company                                       (231,826)              --
                                                                                    --------------   --------------
       Net cash used in investing activities                                              (770,643)        (313,268)
                                                                                    --------------   --------------
Cash flows from financing activities:
  Proceeds from mortgages                                                                  418,862           94,216
  Mortgage and note principal payments                                                      (7,885)          (3,914)
  Prepayment of note payable                                                                    --           (3,622)
  Deferred financing costs and mortgage deposits, net of deposits refunded                  (1,178)          (2,268)
  Capital contributions from minority partner                                               76,709           11,916
  Distributions paid to minority partners                                                   (4,139)          (1,765)
  Proceeds from issuance of stock, net of costs of raising capital                          15,818          586,440
  Dividends paid                                                                           (49,980)         (25,265)
  Purchase of treasury stock                                                                (2,860)              --
                                                                                    --------------   --------------
       Net cash provided by financing activities                                           445,347          655,738
                                                                                    --------------   --------------
  Effect of exchange rate changes on cash                                                      878              882
                                                                                    --------------   --------------
       Net (decrease) increase in cash and cash equivalents                               (268,589)         386,856
Cash and cash equivalents, beginning of period                                             346,217           94,762
                                                                                    --------------   --------------
Cash and cash equivalents, end of period                                            $       77,628   $      481,618
                                                                                    ==============   ==============

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

                                                                                 INITIAL    ORIGINAL    ANNUAL
                                                                                 ANNUAL     MORTGAGE     DEBT
LEASE OBLIGOR:                           COST              LOCATION               RENT      FINANCING   SERVICE  DATE ACQUIRED
------------------------------------  ----------  ---------------------------  ----------  ----------  --------  -------------
TietoEnator Plc. (1)(2)               $   58,422  Espoo, Finland               $    4,191  $   42,444  $  2,596       7/8/2004
Thales S.A.(1)(3)                         67,080  Guyancourt, Conflans,             6,315      49,973     3,753  7/26/2004 and
                                                  Laval, Ymare and                                                    8/3/2004
                                                  Aubagne, France
Grande Communications Networks, Inc.       1,361  San Marcos, TX                      140           -         -      6/24/2004
Shaklee Corporation                       32,461  Pleasanton, CA                    2,679      18,800     1,557      5/26/2004
Oriental Trading Company, Inc.(4)         31,000  La Vista, NE                      2,728      16,400         -       5/7/2004
Mercury Partners, LP and U-Haul          180,250  78 locations in the United       16,465     105,573     8,514      4/29/2004
 Moving Partners, Inc.(5)                         States
Worthington Precision Metals, Inc.         7,168  Mentor, OH and Franklin, TN         788       4,600       381      4/14/2004
World Airways, Inc.                        8,699  Peachtree City, GA                  853       5,500       502      3/26/2004
Universal Technical Institute of
   California, Inc.(6)                    25,149  Rancho Cucamonga, CA              2,326           -         -       2/6/2004
Affina Corporation                        12,565  Peoria, IL                        1,254           -         -       1/8/2004
Regie des Batiments(1)                    12,120  Mons, Belgium                     1,269      11,231       799       1/2/2004
Plumbmaster, Inc. (6)                      9,843  Concord Township, PA and            855           -         -       1/2/2004
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

Summarized combined financial information of the equity investees is as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                                                  SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                  ------------------   -----------------
Assets (primarily real estate)                    $          783,505   $          450,586
Liabilities (primarily mortgage notes payable)              (467,138)            (265,972)
                                                  ------------------   ------------------
Partners' and members' equity                     $          316,367   $          184,614
                                                  ==================   ==================
Company's share of equity investees' net assets   $          180,845   $           83,984
                                                  ==================   ==================

                                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           2004             2003
                                                                                      --------------   --------------
Revenues (primarily rental income and interest income from direct financing leases)   $       64,268   $       32,322
Expenses (primarily interest on mortgages and depreciation)                                  (34,721)         (18,202)
                                                                                      --------------   --------------
Net income                                                                            $       29,547   $       14,120
                                                                                      ==============   ==============
Company's share of net income from equity investments                                 $        6,851   $        6,385
                                                                                      ==============   ==============

Note 6. Lease Revenues:

The Company's operations consist of the direct and indirect investment in and the leasing of industrial and commercial real estate. The financial reporting sources of lease revenues for the nine-month periods ended September 30, 2004 and 2003 are as follows:

                                                              2004        2003
                                                            --------    --------
Per Statements of Income:
   Rental income from operating leases                      $ 88,245    $ 45,888
   Interest income from direct financing leases               11,670       4,010
Adjustment:
   Share of lease revenue applicable to minority interest    (17,874)     (7,294)
   Share of lease revenue from equity investments             16,767      14,410
                                                            --------    --------
                                                            $ 98,808    $ 57,014
                                                            ========    ========

For the nine-month periods ended September 30, 2004 and 2003, the Company earned net lease revenues from its investments as follows:

                                                                 2004    %     2003    %
                                                                 ----    -     ----    -
Starmark Camhood LLC/Wellbridge Club Management, Inc. (a) (e)   $8,004   8%   $5,194    9%
Mercury Partners and U-Haul Moving Partners (b)                  6,958   5        --   --
Clear Channel Communications, Inc. (b)                           6,368   7     6,368   11
Carrefour France, SA (b) (c)                                     5,648   6     6,297   10
TruServ Corporation (a)                                          5,427   6     5,417   10
Foster Wheeler, Inc.                                             3,955   4     3,933    7
Life Time Fitness, Inc. (g)                                      3,696   4        12   --
Qualceram Shires plc (f)                                         2,964   3     1,384    2
Lillian Vernon Corporation (g)                                   2,886   3       948    2
Medica-- France, SA (b) (c)                                      2,398   2     2,403    4
Danka Office Imaging Company (f)                                 2,295   2     1,054    2
Meadowbrook Meat Company                                         2,256   2     2,256    4
Overland Storage, Inc.                                           2,244   2     2,244    4
Berry Plastics Corporation (h)                                   2,190   2        --   --
Precise Technology, Inc. (h)                                     1,992   2        --   --
Petsmart, Inc. (a)                                               1,868   2     1,868    3
Tower Automotive, Inc.                                           1,767   2     1,767    3
MediMedia USA, Inc.                                              1,751   2     1,167    2
Insulated Structures, Ltd. (h)                                   1,604   2        --   --

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

                     2004       %      2003       %
                    -------    ---    -------    ---
Hologic, Inc. (a)     1,515      2      1,515      3
Other (a) (b) (d)    31,022     32     13,187     24
                    -------    ---    -------    ---
                    $98,808    100%   $57,014    100%
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

Intangible assets are summarized as follows:

                                  SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                  ------------------      -----------------
Lease intangibles
 In-place lease                   $          136,933   $           19,958
 Tenant relationship                          27,938               10,236
 Above-market rent                            71,494                3,081
 Less: accumulated amortization               (4,183)                (533)
                                  ------------------   ------------------
                                  $          232,182   $           32,742
                                  ------------------   ------------------
Below-market rent                 $          (18,569)  $           (7,338)
Less: accumulated amortization                   378                  172
                                  ------------------   ------------------
                                  $          (18,191)  $           (7,166)
                                  ==================   ==================

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

Subsequent to the filing of the third quarter Form 10-Q, the Company became aware of errors in the accumulation and presentation of pro forma financial information relating to the merger of CIP(R) presented in this required footnote. The initial filing of Form 10-Q presented information for the three months and nine months ended September 20, 2004 and 2003, respectively, and included incorrect data in each of the respective columns. Pro forma financial information is as follows:

                                           THREE MONTHS ENDED SEPTEMBER 30, 2004      THREE MONTHS ENDED SEPTEMBER 30, 2003
                                           -------------------------------------      -------------------------------------
                                            AS REPORTED             AS RESTATED         AS REPORTED            AS RESTATED
                                           --------------         --------------      --------------         --------------
Pro forma total revenues                   $       53,003         $       50,421      $       32,780         $       29,798
Pro forma net income (loss)                        14,801                 12,183             (14,273)               (17,354)
Pro forma earnings (loss) per share:
      Basic and diluted                    $         0.12         $         0.10      $        (0.12)        $        (0.15)

                                           NINE MONTHS ENDED SEPTEMBER 30, 2004       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                           ------------------------------------       ------------------------------------
                                            AS REPORTED            AS RESTATED         AS REPORTED            AS RESTATED
                                           --------------         -------------       --------------         -------------
Pro forma total revenues                   $      139,014         $     131,284       $       89,810         $      80,728
Pro forma net income (loss)                        44,882                37,424                6,923                (2,404)
Pro forma earnings (loss) per share:
      Basic and diluted                    $         0.36         $        0.30       $         0.08         $       (0.03)

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           (Amounts in thousands, except share and per share amounts)

Note 11. Subsequent Events:

During October 2004, the Company obtained $54,900 of limited recourse mortgage financing on the following properties:

        PROPERTY                            AMOUNT OF FINANCING   INTEREST RATE     MATURITY
-----------------------------               -------------------   -------------   --------------
Berry Plastics Corp.                            $   21,200            5.54%       November 2024
UTI-- California (1)                                14,000            6.27%       November 2019
Sportsrack LLC                                       7,400            5.63%       November 2024
Plumbmaster, Inc.                                    6,300            5.54%       November 2024
Gaylans Trading Company, Inc.                        6,000            7.78%        October 2024

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

                                                          CURRENT ANNUAL     ANNUAL DEBT   CURRENT ANNUAL
                                                         CONTRACTUAL RENT(1) SERVICE (1)     CASH FLOW
                                                         ----------------    -----------   --------------
Marriott International, Inc.                             $          8,854    $     6,533   $        2,321
Omnicom Group, Inc.                                                 3,695          1,532            2,163
Electronic Data Systems Corporation                                 3,180          1,371            1,809
Information Resources, Inc.                                         3,288          1,551            1,737
Best Buy Co., Inc.                                                  3,206          1,591            1,615
UTI Holdings, Inc.                                                  1,797            290            1,507
Advanced Micro Devices, Inc.                                        3,259          1,983            1,276
Bell Sports, Inc.                                                   1,215              -            1,215
Del Monte Corporation                                               1,478            531              947
ShopRite Supermarkets, Inc.                                         1,870            946              924
Detroit Diesel Corporation                                            908              -              908
Custom Foods Products, Inc.                                           917             25              892
Electronics Assembly Corp.                                          1,358            485              873
Q Clubs, Inc.                                                       1,483            700              783
Compucom Systems, Inc.                                              1,408            663              745
The Upper Deck Company, Inc.                                        1,452            720              732
New WAI. L.P./Warehouse Associates                                  1,654            948              706
Barnes & Noble, Inc.                                                1,476            775              701
Merit Medical Systems, Inc.                                         1,465            814              651
Societe Hoteliere Tourisme Grand Noble (2)                            897            338              559
Humco Holding Group, Inc.                                             875            381              494
Garden Ridge, Inc.                                                  1,654          1,165              489
Childtime Childcare, Inc.                                           1,617          1,133              484
Oshman Sporting Goods, Inc.                                           479              -              479
Kroger Co.                                                            476              -              476
PSC Scanning, Inc.                                                    927            477              450
New Wave Logistics (UK) Ltd. (2)                                      681            341              340
Petsmart, Inc.                                                        535            269              266
Superior Telecommunications Inc.                                      669            403              266
ISA International plc (2)                                             705            450              255
Cognitive Solutions, Inc.                                             206            298              (92)
                                                         ----------------    -----------   --------------
                                                         $         53,684    $    26,713   $       26,971
                                                         ================    ===========   ==============

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

Currently, the majority of CPA(R):15's mortgages are limited recourse and bear interest at fixed rates, including a loan which has a fixed rate as the result of entering into an interest rate swap agreement. Accordingly, CPA(R):15's cash flow should not be adversely affected by increases in interest rates which are near historical lows. However, financings on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of CPA(R):15's other assets, while unsecured financing would give a lender recourse to all of CPA(R):15's assets. The use of limited recourse debt, therefore, will allow CPA(R):15 to limit its exposure of all of its assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow CPA(R):15 to meet its short-term and '

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

long-term liquidity needs and will help to diversify CPA(R):15's portfolio and, therefore, reduce concentration of risk in any particular lessee.

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

Off-Balance Sheet Arrangements, Guarantees and Aggregate Contractual Agreements:

A summary of CPA(R):15's contractual obligations and commitments as of September 30, 2004 is as follows:

(IN THOUSANDS)                                        TOTAL        2004       2005       2006       2007       2008    THEREAFTER
                                                   -----------   --------   --------   --------   --------   --------  -----------
Obligations:
  Limited recourse mortgage notes payable (1)      $ 1,197,359   $  5,347   $ 21,402   $ 23,353   $ 25,547   $ 27,784  $ 1,093,926
  Deferred acquisition fees                             34,590         --      6,001      9,461      9,461      6,208        3,459
Commitments:
  Build-to-suit obligations                             26,733     14,037     12,696         --         --         --           --
  Share of minimum rents payable under office
   cost-sharing agreement                               11,685       122         727        825        974       974         8,063
                                                   -----------   --------   --------   --------   --------   --------  -----------
                                                   $ 1,270,367   $ 19,506   $ 40,826   $ 33,639   $ 35,982   $ 34,966  $ 1,105,448
                                                   ===========   ========   ========   ========   ========   ========  ===========

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

                              2004       2005       2006       2007       2008     THEREAFTER     TOTAL      FAIR VALUE
                            --------   --------   --------   --------   --------   ----------   ----------   ----------
Fixed rate debt             $  5,302   $ 21,191   $ 23,112   $ 25,245   $ 27,482   $1,085,088   $1,187,420   $1,186,257
Average interest rate           6.34%      6.28%      6.24%      6.22%      6.20%        6.30%
Variable rate debt          $     45   $    211   $    241   $    302   $    302   $    8,838   $    9,939   $    9,939

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

Subsequent to the evaluation, the Company became aware of errors in the accumulation and presentation of pro forma financial information about a merger disclosed in Note 10 of the Condensed Consolidated Financial Statements for the third quarter ended September 30, 2004. The Company has amended its initial Form 10-Q filing to correct these errors. Management has strengthened its controls and procedures over the accumulation and presentation of this data and is confident that the circumstances resulting in these errors will not recur. Despite the amending of the Company's previous filing, the Co-Chief Executive Officers and Chief Financial Officer have concluded to the best of their knowledge that as of the date of its original controls evaluation as well as the date of this Amendment No. 1, there were no material weaknesses in the Company's disclosure controls and procedures.

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

      (c)   Issuer Purchases of Equity Securities

                                                                              TOTAL NUMBER OF SHARES PURCHASED
                                           TOTAL NUMBER OF    AVERAGE PRICE     AS PART OF PUBLICLY ANNOUNCED
                PERIOD                    SHARES PURCHASED   PAID PER SHARE         PLANS OR PROGRAMS (1)
---------------------------------------   ----------------   --------------   --------------------------------
January 1, 2004 -- January 31, 2004             45,331           $  9.00                    N/A
February 1, 2004 -- February 29, 2004           17,358              9.00                    N/A
March 1, 2004 -- March 31, 2004                 12,520              9.00                    N/A
April 1, 2004 -- April 30, 2004                 25,461              9.00                    N/A
May 1, 2004 -- May 31, 2004                     87,639              9.00                    N/A
June 1, 2004 -- June 30, 2004                    6,516              9.00                    N/A
July 1, 2004 -- July 31, 2004                    1,000              9.00                    N/A
August 1, 2004 -- August 31, 2004              117,227              9.00                    N/A
September 1, 2004 -- September 30, 2004          4,500              9.00                    N/A
                                               -------
   Total                                       317,552
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

                              CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

    12/3/2004                 By: /s/ John J. Park
    ---------                     ---------------------------------------------
       Date                       John J. Park
                                  Managing Director and Chief Financial Officer
                                  (Principal Financial Officer)

    12/3/2004                 By: /s/ Claude Fernandez
    ---------                     ---------------------------------------------
       Date                       Claude Fernandez
                                  Managing Director and Chief Accounting Officer
                                  Principal Accounting Officer)