Form 10-K
period 2004-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2005-03-16
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 333-58854

                                   ----------

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                  52-2298116
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

         50 ROCKEFELLER PLAZA
          NEW YORK, NEW YORK                               10020
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                  (ZIP CODE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                 (212) 492-1100

                                   ----------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

                                   ----------

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

     Registrant has no active market for its common stock as of March 8, 2005. Non-affiliates held 124,065,362 shares at March 8, 2005.

     As of March 8, 2005, there are 126,202,464 shares of common stock of Registrant outstanding.

     The Registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Report.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I

This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 15 Incorporated. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in "Factors Affecting Future Operating Results." Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.

(In thousands except share and per share amounts)

ITEM 1. BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

Overview

We are a Real Estate Investment Trust ("REIT") that invests in commercial and industrial real estate leased to companies domestically and internationally. As of December 31, 2004, our portfolio consisted of 306 properties leased to 83 tenants and totaled more than 29 million square feet.

Our core investment strategy is to purchase and own properties leased to a diversified group of companies on a single tenant net lease basis. These leases generally place the economic burden of ownership on the tenant by requiring them to pay the costs of maintenance, insurance, taxes, structural repairs and other operating expenses. We also generally seek to include in our leases:

     - clauses providing for mandated rent increases or periodic rent increases tied to increases in the consumer price index ("CPI") or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

     -    indemnification for environmental and other liabilities; and

     -    guarantees from parent companies.

We were formed as a Maryland corporation on February 26, 2001. Between November 7, 2001 and November 8, 2002, we sold a total of 39,930,312 shares of common stock for a total of $399,303 in gross offering proceeds. Between March 20, 2003 and August 7, 2003, we completed an offering for an additional 64,687,294 shares of our common stock to the public, for total gross proceeds of $646,873. We have used and will continue to use the proceeds of our two public offerings, combined with limited recourse mortgage debt, to acquire and own commercial and industrial properties. As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

W. P. Carey & Co. LLC ("WPC"), our advisor, provides us with both strategic and day-to-day management, including acquisition services, research, investment analysis, asset management, capital funding services, disposition of assets, investor relations and administrative services. WPC also provides us with office space and other facilities. We pay asset management fees and certain transactional fees to WPC and also reimburse WPC for certain expenses. WPC also serves in this capacity for Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14"), Corporate Property Associates 16 - Global Incorporated ("CPA(R):16 - Global") and Carey Institutional Properties Incorporated ("CIP(R)") until its merger into us in September 2004 (collectively, including us, the "CPA(R) REITs"). WPC is listed on the New York Stock Exchange under the symbol "WPC."

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2004, we had no employees. WPC employs 129 individuals who are available to perform services for us.

Significant Developments During 2004

ACQUISITIONS. On January 2, 2004, we purchased land and buildings in Concordville, Pennsylvania and Oceanside, California for $9,843 and entered into a net lease with Plumbmaster, Inc. The lease obligations are unconditionally guaranteed by Wolverine Brass, Inc. and Professional Plumbing Group, Inc. The lease has an initial term of 20 years followed by one nine-year and eleven-month renewal option and one four-year renewal option, and provides for an initial annual rent of $855. The lease provides for a stated rent increase in the second lease year as well as rent increases based on a formula indexed to increases in the CPI in the second lease year and annually thereafter. We obtained $6,300 of limited recourse mortgage financing on the property.

On January 2, 2004, we purchased land and buildings in Mons, Belgium for $12,120 (based on the exchange rate for the Euro on the date of acquisition) and entered into a net lease with the Regie des Batiments. The lease has an initial term of 18 years and provides for an initial annual rent of $1,088. The lease provides for annual rent increases based on a formula indexed to increases in the Belgian CPI. Limited recourse mortgage financing of $11,231 was obtained in connection with this acquisition.

On January 8, 2004, we purchased land and buildings in Peoria, Illinois for $12,565 and entered into a net lease with Affina Corporation. The lease has an initial term of 20 years followed by two ten-year renewal options, and provides for initial annual rent of $1,254. The lease provides for annual rent increases based on a formula indexed to increases in the CPI.

On February 6, 2004, we purchased land in Rancho Cucamonga, California and entered into a build-to-suit commitment and net lease with UTI Holdings, Inc. The total cost of construction is $22,815. Upon completion in September 2004, an initial lease term of 15 years commenced. Initial annual rent is $1,936, with increases every three years based on a formula indexed to increases in the CPI. The lease provides for four five-year renewal terms. We also completed build-to-suit projects for other properties leased to UTI Holdings, Inc. in Pennsylvania and Arizona during the third quarter that will provide combined initial annual rent of $4,472. We obtained $14,000 and $18,600 of limited recourse mortgage financing on the California and Arizona properties, respectively.

On March 26, 2004, we purchased land and building in Peachtree City, Georgia for $8,699 and entered into a net lease with World Airways, Inc. The lease has an initial term of 15 years followed by two ten-year renewal options and provides for initial annual rent of $853 with annual increases based on a formula indexed to increases in the CPI. Limited recourse mortgage financing of $5,500 was obtained in connection with this acquisition.

On April 14, 2004, we purchased land and buildings in Mentor, Ohio and Franklin, Tennessee for $7,168 and entered into a net lease with Worthington Precision Metals, Inc. The lease obligations are unconditionally guaranteed by Worthington's parent company, WPM Holding Corp. The lease has an initial term of 20 years followed by two ten-year renewal options and provides for initial annual rent of $788 with annual increases based on a formula indexed to increases in the CPI. Limited recourse mortgage financing of $4,600 was obtained in connection with this acquisition.

On April 29, 2004, along with two affiliates, CPA(R):14 and CPA(R):16-Global, through a limited partnership in which we own a 57.69% limited partnership interest, we purchased 78 retail self-storage and truck rental facilities and entered into master lease agreements with two lessees that operate the facilities under the U-Haul brand name. The self-storage facilities are leased to Mercury Partners, LP ("Mercury"), and the truck rental facilities are leased to U-Haul Moving Partners, Inc. ("U-Haul"). The total cost of the facilities was $312,445. In connection with the purchase, the limited partnership obtained $183,000 of limited recourse mortgage financing collateralized by the properties and lease assignments.

The Mercury lease has an initial term of 20 years with two 10-year renewal options and provides for annual rent of $18,551. The U-Haul lease has an initial term of 10 years with two 10-year renewal options and provides for annual

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

rent of $9,990. In the event that U-Haul does not renew its lease, Mercury will assume the lease obligation for the truck rental facilities. Each lease provides for rent increases every five years based on a formula indexed to increases in the CPI.

On May 7, 2004, we purchased land in La Vista, Nebraska and entered into a build-to-suit commitment and net lease with Oriental Trading Company, Inc. The total cost of construction is estimated to amount to approximately $31,000. Upon completion, expected to be in July 2005, an initial lease term of 20 years will commence with four five-year renewal terms. If the entire project costs are used, initial annual rent will be $2,728, with annual increases beginning on the third anniversary based on a formula indexed to increases in the CPI. We obtained a loan facility of $16,400 which may be drawn upon to fund construction of the property.

On May 26, 2004, we purchased land and building in Pleasanton, California for $32,461 and entered into a net lease with Shaklee Corporation. The lease obligations are unconditionally guaranteed by Shaklee Japan Kabushiki Kaisha. The lease has an initial term of 20 years with two seven-year renewal options and provides for initial annual rent of $2,679 with stated rent increases of 5% every three years. Limited recourse mortgage financing of $18,800 was obtained in connection with this acquisition.

On July 8, 2004, we and CPA(R):16-Global, with 60% and 40% interests, respectively, purchased two properties in Finland for $97,370 (based on the exchange rate for the Euro as of the date of acquisition, of which our share is $58,422) and entered into two net leases with TietoEnator plc. Both leases have an initial term of 12.5 years at an initial aggregate rent of $6,985 (of which our share is $4,191). Mortgage financing of $70,739 (of which our share is $42,444) was obtained in connection with the purchase of the properties.

On July 26, 2004 and August 3, 2004, we and CPA(R):16 - Global, with 65% and 35% interests, respectively, purchased five properties in France for $103,200 (based on the exchange rate of the Euro as of the dates of the acquisition, of which our share is $67,080) and assumed existing leases with Thales S.A. The leases expire between December 2010 and December 2011 and each lease has a nine-year renewal option. Annual rent is $9,715 (of which our share is $6,315). Mortgage financing of $76,835 (of which our share is $49,943) was obtained in connection with the purchase of the properties.

See Note 8 of the accompanying financial statements for additional information on 2004 acquisitions.

MORTGAGE FINANCING ACTIVITIES. On February 24, 2004, we obtained $23,171 (based on the exchange rate for the British Pound as of the date of acquisition) of limited recourse mortgage financing collateralized by properties leased to Qualceram Shires Ltd. The loan provides for quarterly payments of principal and interest totaling $497 (based on the exchange rate for the Pound as of the date of acquisition). The loan is a variable rate obligation that was structured with an interest rate swap, a derivative instrument designated as a cash flow hedge, that effectively converted the variable rate obligation to a fixed rate obligation of 6.948%. The loan has a ten-year term at which time a balloon payment is scheduled.

During the fourth quarter we obtained $34,600 on three limited recourse mortgage loans, each collateralized by domestic properties which were acquired prior to 2004 and leased on a single tenant basis. The loans provide for annual interest rates ranging from 5.54% to 7.78% and mature and amortize over 20 years.

DISPOSITIONS. In December 2003, we purchased a 99.99% interest in a limited partnership which purchased property in Germany and entered into a net lease with Actuant Corporation. Under the limited partnership agreement, CPA(R):16 - Global, an affiliate, had an option to purchase, subject to certain conditions, up to a 75% interest in the limited partnership. In May 2004, CPA(R):16 - Global exercised its option and increased its ownership interest from 0.01% to 50%. In connection with the sale of our interest, we incurred a loss on sale of $48 primarily due to the impact of foreign currency fluctuations.

In December 2004, we sold a property in Rantoul, Illinois to a third party for approximately $11,041, net of selling costs, and recognized a gain on sale of $478. This property was acquired from CIP(R) and was leased to Bell Sports, Inc.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

In December 2004, we entered into an agreement with a third party to sell a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. In connection with the proposed sale, the property has been reclassified as an asset held for sale and an impairment charge of $5,000 has been recognized. The proposed buyer is currently performing its due diligence.

SEC INVESTIGATION. As previously reported by us, WPC and Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the United States Securities and Exchange Commission ("SEC") into payments made to third party broker dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 -- Legal Proceedings for a discussion of this investigation.

MERGER WITH CIP(R). On September 1, 2004, through a subsidiary we owned together with CIP(R), we completed a merger with CIP(R) ("Merger"), an affiliate, pursuant to a Merger agreement dated June 4, 2004 between the companies. The Merger provided a liquidation option for CIP(R) shareholders and provided for the continued growth and enhancement of our investment portfolio. Under the terms of the Merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on August 24, 2004, our subsidiary is the surviving company. The total purchase price for CIP(R) was $519,477, which was comprised of 17,420,571 shares ($174,206 based on $10 per share) of our common stock, $140,913 in consideration for CIP(R) shareholders who redeemed their interests, fair value of debt assumed of $202,186 and transaction costs of $2,172. Prior to the completion of the Merger, CIP(R)'s interests in certain real estate assets that did not meet our investment objectives were sold to WPC.

Under the terms of the Merger agreement, each CIP(R) shareholder had the option of receiving either 1.09 newly issued shares of our common stock or $10.90 in cash for each CIP(R) common share that he or she owned as of August 31, 2004. The exchange ratio for issuing shares was based on a third party valuation of CIP(R) and pursuant to fairness opinions that each company received from separate investment banking firms. Shareholders holding 15,982,176 shares of CIP(R) common stock received 17,420,571 shares of our common stock and shareholders holding 12,927,812 shares of CIP(R) common stock elected to receive cash of $140,913 in consideration for redeeming their CIP(R) interests.

We have accounted for the Merger under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CIP(R) shareholders. The amounts due to former CIP(R) shareholders were paid prior to September 30, 2004.

(B) FINANCIAL INFORMATION ABOUT SEGMENTS

We operate in one industry segment, investment in net leased real property. For the year ended December 31, 2004, no lessee represented 10% or more of our total lease revenue.

(C) NARRATIVE DESCRIPTION OF BUSINESS

Business Objectives and Strategy

Our objectives are to:

     - own a diversified portfolio of net-leased real estate that will increase in value;

     - provide increasing revenue rental streams by generally including scheduled rent increases in our leases;

     -    fund dividends to shareholders; and

     -    increase our equity by making regular mortgage principal payments.

We seek to achieve these objectives by purchasing and holding industrial and commercial properties each net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant and tenant industry.

Investment Strategies

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

In analyzing potential investments, WPC reviews many aspects of a transaction, including the tenant, the real estate and the lease, to determine whether a potential investment can be structured to satisfy our investment criteria. The aspects of a transaction which are reviewed by WPC include the following:

TENANT EVALUATION. WPC evaluates each potential tenant for its credit, management, position within its industry, operating history and profitability. WPC generally seeks tenants it believes will have stable or improving credit. By leasing properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance our current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant's credit does improve, the value of our property will likely increase (if all other factors affecting value remain unchanged). WPC may also seek to enhance the likelihood of a tenant's lease obligations being satisfied, such as through a security deposit which may be in the form of a letter of credit or cash, or through a guarantee of lease obligations from the tenant's corporate parent. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. While WPC will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by an independent credit rating agency. WPC's and the investment committee's standards for determining whether a particular tenant is creditworthy vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant is determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.

LEASES WITH INCREASING RENT. WPC typically includes, or attempts to include, a clause in each lease that provides for increases in rent over the term of the lease. These increases are generally tied to increases in indices such as the CPI, or mandatory rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.

PROPERTIES IMPORTANT TO TENANT OPERATIONS. WPC generally seeks to invest in properties with operations that are essential or important to the ongoing operations of the tenant. WPC believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant. WPC also seeks to assess the income, cash flow and profitability of the business conducted at the property so that, if the tenant is unable to operate its business, we can either continue operating the business conducted at the property or re-lease the property to another entity in the same industry as the tenant which can operate the property profitably.

LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, WPC attempts to include provisions in our leases that require our consent to specified tenant activity or require the tenant to satisfy specific operating tests. These provisions could include, for example, operational and financial covenants of the tenant, prohibitions on a change in control of the tenant without our consent and indemnification from the tenant against environmental and other contingent liabilities.

DIVERSIFICATION. WPC seeks to diversify our portfolio to avoid dependence on any one particular tenant or tenant industry, which also generally results in diversification by type of facility and geographic location. Diversification, to the extent achieved, helps reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic location.

INVESTMENT COMMITTEE. WPC has an investment committee that provides services to both the CPA(R) REITs and WPC. As a transaction is structured, it is evaluated by the Chairman of the investment committee with respect to the potential tenant's credit, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. For transactions that meet the investment criteria, the investment committee has sole discretion as to which CPA(R) REIT or if WPC will hold the investments. In cases where the investment committee determines that two or more entities among the CPA(R) REITs and WPC should hold the investment, the independent directors of each participating CPA(R) REIT (and the WPC directors if WPC participates) must also approve the transaction.

The investment committee is not directly involved in originating or negotiating potential acquisitions, but instead functions as a separate and final step in the acquisition process. WPC places special emphasis on having experienced

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

individuals serve on its investment committee and we do not invest in a transaction unless it is approved by the investment committee.

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

     - Nathaniel S. Coolidge (1) previously served as Senior Vice President -- Head of Bond & Corporate Finance Department of the John Hancock Mutual Life Insurance Company. His responsibilities included overseeing fixed income investments for Hancock, its affiliates and outside clients.

     - Lawrence R. Klein (1) is the Benjamin Franklin Professor of Economics Emeritus at the University of Pennsylvania and its Wharton School. Dr. Klein has been awarded the Alfred Nobel Memorial Prize in Economic Sciences and currently advises various governments and government agencies.

     - Ralph F. Verni (1) is a private investor and business consultant and formerly Chief Investment Officer of The New England Mutual Life Insurance Company.

     - Karsten von Koller (1) was formerly Chairman and Member of the Board of Managing Directors of Eurohypo AG, the leading commercial real estate financing company in Europe.

(1)  Investment committee member also serves as a director of WPC.

Each property we purchase has been and future purchases will be appraised by a third party appraiser. We will not purchase any property that has a total property cost (the purchase price of the property plus all acquisition fees) which is in excess of its appraised value. These appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee's credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value.

WPC's practices include performing evaluations of the physical condition of properties and obtaining environmental surveys in an attempt to determine potential environmental liabilities associated with a property prior to its acquisition. We will also consider factors peculiar to the laws of foreign countries, in addition to the risk normally associated with real property investments, when considering an investment located outside the United States.

Financing Strategies

Consistent with our investment policies, we use leverage when available on favorable terms. Currently, the majority of our limited recourse mortgage obligations bear interest at fixed rates, including a loan which has a fixed rate as the result of entering into an interest rate swap agreement. Accordingly, our cash flow should not be adversely affected by increases in interest rates, which are near historical lows. However, financings on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while full recourse financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and will help to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

WPC will seek opportunities and consider alternative financing techniques to finance properties not currently subject to debt, refinance debt, reduce interest expense or improve our capital structure.

Asset Management

We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process. WPC monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. WPC reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, WPC periodically analyzes each tenant's financial condition, the industry in which each tenant operates and each tenant's relative strength in its industry.

Holding Period

We intend to hold each property we acquire for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation and after-tax return for our shareholders. If our common stock is not listed for trading on a national securities exchange or included for quotation on NASDAQ, our intention is to generally begin selling properties within eight to eleven years after the proceeds of our public offerings are substantially invested, subject to market conditions. Pursuant to this intention, the board of directors will consider whether to list the shares, liquidate or devise an alternative liquidity strategy. For two prior REITs managed by WPC, listing on NASDAQ was not pursued.

Competition

We face competition for the acquisition of office and industrial properties in general, and such properties net leased to major corporations in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. We believe our management's experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for office and industrial properties.

Environmental Matters

Under various federal, state and local environmental laws, regulations and ordinances, current or former owners of real estate, as well as other parties, may be required to investigate and clean up hazardous or toxic chemicals, substances or waste or petroleum product or waste, releases on, under, in or from a property. These parties may be held liable to governmental entities or to third parties for specified damages and for investigation and cleanup costs incurred by these parties in connection with the release or threatened release of hazardous materials. These laws typically impose responsibility and liability without regard to whether the owner knew of or was responsible for the presence of hazardous materials, and the liability under these laws has been interpreted to be joint and several under some circumstances. Our leases often provide that the tenant is responsible for all environmental liability and for compliance with environmental regulations relating to the tenant's operations.

We typically undertake an investigation of potential environmental risks when evaluating an acquisition. Phase I environmental assessments are performed by third party environmental consulting and engineering firms for all properties we acquire. Where we believe them to be warranted, Phase II environmental assessments are performed. Phase I assessments do not involve subsurface testing, whereas Phase II assessments involve some degree of soil and/or groundwater testing. We may acquire a property which is known to have had a release of hazardous materials in the past, subject to a determination of the level of risk and potential cost of remediation. We normally require property sellers to indemnify us fully against any environmental problem existing as of the date of purchase. Additionally, we often structure our leases to require the tenant to assume most or all responsibility for compliance

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

with the environmental provisions of the lease or environmental remediation relating to the tenant's operations and to provide that non-compliance with environmental laws is a lease default. In some cases, we may also require a cash reserve, a letter of credit or a guarantee from the tenant, the tenant's parent company or a third party to assure lease compliance and funding of remediation. The value of any of these protections depends on the amount of the collateral and/or financial strength of the entity providing the protection. Such a contractual arrangement does not eliminate our statutory liability or preclude claims against us by governmental authorities or persons who are not a party to the arrangement. Contractual arrangements in our leases may provide a basis for us to recover from the tenant damages or costs for which we have been found liable.

Factors Affecting Future Operating Results

Our future results may be affected by certain risks and uncertainties including the following:

WE ARE SUBJECT TO THE RISKS OF REAL ESTATE OWNERSHIP WHICH COULD REDUCE THE VALUE OF OUR PROPERTIES.

Our performance and asset value are subject to risks incident to the ownership and operation of net leased industrial and commercial property, including:

     -    changes in the general economic climate;

     - changes in local conditions such as an oversupply of space or reduction in demand for real estate;

     -    changes in interest rates and the availability of financing; and

     - changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.

WE MAY HAVE DIFFICULTY RE-LEASING OR SELLING OUR PROPERTIES.

Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations, such as a property's location and/or local economic conditions, may affect our ability to re-lease or sell properties without adversely affecting returns to our shareholders.

THE INABILITY OF A TENANT IN A SINGLE TENANT PROPERTY TO PAY RENT WILL REDUCE OUR REVENUES.

We expect that most of our properties will each be occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

IF OUR TENANTS ARE HIGHLY LEVERAGED, THEY MAY HAVE A HIGHER POSSIBILITY OF FILING FOR BANKRUPTCY OR INSOLVENCY.

Of tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions, those that are highly leveraged may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent.

THE BANKRUPTCY OR INSOLVENCY OF TENANTS MAY CAUSE A REDUCTION IN REVENUE.

Bankruptcy or insolvency of a tenant could cause:

     -    the loss of lease payments;

     -    an increase in the costs incurred to carry the property;

     -    a reduction in the value of shares; and

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

     -    a decrease in distributions to shareholders.

Under bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim.

The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year's lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years' lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net-lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to "adequate protection," a bankruptcy concept that applies to protect against further decrease in the value of the property if the value of the property is less than the balance owed to us.

As a general rule, insolvency laws outside the United States are not as favorable to reorganization or to the protection of a debtor's rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chose.

However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the United States bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the United States bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.

The programs managed by WPC or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four of the other fourteen CPA(R) programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

OUR TENANTS GENERALLY WILL NOT HAVE ACCESS TO TRADITIONAL SOURCES OF CREDIT, WHICH MAY CREATE A HIGHER RISK OF LEASE DEFAULTS AND THEREFORE LOWER REVENUES.

Generally, no credit rating agencies evaluate or rank the debt or the credit risk of many of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default.

THERE IS NOT, AND MAY NEVER BE A PUBLIC MARKET FOR OUR SHARES, SO IT WILL BE DIFFICULT FOR SHAREHOLDERS TO SELL SHARES QUICKLY.

There is no current public market for the shares and, therefore, it will be difficult for shareholders to sell their shares promptly. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell shares to someone in those states. The shares should be considered as a long-term investment only.

LIABILITY FOR UNINSURED LOSSES COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Losses from disaster-type occurrences (such as wars, terrorist activities or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to shareholders to be reduced.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

POTENTIAL LIABILITY FOR ENVIRONMENTAL MATTERS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

We may own industrial and commercial properties that will cause us to be subject to the risk of liabilities under federal, state and local environmental laws. Some of these laws could impose the following on us:

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

OUR USE OF DEBT TO FINANCE ACQUISITIONS COULD ADVERSELY AFFECT OUR CASH FLOW.

Most of our property acquisitions are made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of the shares and distributions to shareholders to be reduced. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. We generally borrow approximately 60% of the purchase price of our properties. There is no limitation on the amount borrowed on a single property and the aggregate borrowings may not exceed 75% of the value of all properties without board approval.

BALLOON PAYMENT OBLIGATIONS MAY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

Some of our financing may require us to make a lump-sum or "balloon" payment at maturity. Our ability to make any balloon payment is uncertain and may depend upon our ability to refinance the mortgage or our ability to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments, including our pro rata share of mortgage obligations of equity investees, for the next five years are as follows:

2005 - $163
2006 - $0
2007 - $0
2008 - $0
2009 - $114,331

THE IRS MAY TREAT SALE-LEASEBACK TRANSACTIONS AS LOANS, WHICH COULD JEOPARDIZE OUR REIT STATUS.

The Internal Revenue Service may take the position that specific sale-leaseback transactions which we treat as true leases are not true leases for federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the Asset Tests or the Income Tests and consequently lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT Taxable Income could be recalculated which could cause us to fail the Distribution Test.

FAILURE TO QUALIFY AS A REIT WOULD ADVERSELY AFFECT OUR OPERATIONS AND ABILITY TO MAKE DISTRIBUTIONS.

If we fail to qualify as a REIT in any taxable year, we would be subject to United States federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lost our REIT status. Failing to obtain, or losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional United States tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances which are not entirely within our control. New legislation, regulations, administrative interpretations or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT.

INVESTMENTS IN PROPERTIES OUTSIDE OF THE UNITED STATES SUBJECT US TO FOREIGN CURRENCY RISKS WHICH MAY IMPACT DISTRIBUTIONS.

We will be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Although we are not prohibited from doing so, we do not currently intend to engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. We attempt to mitigate the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars will affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders' equity. Also, if, in the future, we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify and maintain our status as a REIT.

Changes in foreign currency exchange rates used to value the REIT's foreign assets would be considered changes in the value of the REIT's assets, and therefore, may adversely affect our status as a REIT. Further, keeping bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

THE LIMIT ON THE NUMBER OF OUR SHARES A PERSON MAY OWN MAY DISCOURAGE A
TAKEOVER.

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to meet REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.

WE WERE INCORPORATED IN FEBRUARY 2001 AND HAVE A LIMITED OPERATING HISTORY.

We did not commence property acquisitions until the beginning of 2002. We can not guarantee that we will continue to find suitable property investments, or that all of our tenants will fulfill all of their lease obligations. Our failure to timely invest the proceeds of our public offerings or to invest in quality properties could diminish returns to investors.

OUR BOARD OF DIRECTORS MAY CHANGE OUR INVESTMENT POLICIES WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ALTER THE NATURE OF YOUR INVESTMENT.

Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of an investment in our shares could change without shareholder consent.

WE MAY NEED TO USE LEVERAGE TO MAKE DISTRIBUTIONS.

We may incur indebtedness if necessary to satisfy the requirement that we distribute at least 90% of our real estate investment trust taxable income or otherwise, as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes. In such an event, it is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.

A CHANGE IN ACCOUNTING STANDARDS REGARDING OPERATING LEASES MAY MAKE THE LEASING OF FACILITIES IN THE FUTURE LESS ATTRACTIVE TO OUR POTENTIAL TENANTS, WHICH COULD REDUCE OVERALL DEMAND FOR OUR LEASING SERVICES.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Under Statement of Financial Accounting Standard No. 13, "Accounting for Leases", if the present value of a company's minimum lease payments equal 90% or more of a property's fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company's balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property's value, the lease is considered an operating lease, and the obligation does not appear on the company's balance sheet, but rather in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant's balance sheet. The SEC is currently conducting a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into new leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could cause a delay in investing the remainder of our offering proceeds, and make it more difficult for us to enter into new leases on terms we find favorable.

OUR SUCCESS WILL BE DEPENDENT ON THE PERFORMANCE OF WPC.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of WPC in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and upon the management of the assets. Shareholders must rely entirely on the management ability of WPC and the oversight of the board of directors. The past performance of WPC managed partnerships and REITs may not be indicative of the performance of WPC with respect to our company. We cannot guarantee that WPC will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.

WPC MAY BE SUBJECT TO CONFLICTS OF INTEREST.

WPC manages our business and selects our real estate investments. WPC has some conflicts of interest in its management of us, which arise primarily from the involvement of WPC and its affiliates in other activities that may conflict with us and the payment of fees by us to WPC and its affiliates. The activities in which a conflict could arise between us and WPC are:

     - competition with certain affiliates for property acquisitions, which may cause WPC and its affiliates to direct properties suitable for us to other related entities or itself;

     - the receipt of compensation by WPC and its affiliates for property purchases, leases, sales and financing for us, which may cause WPC and its affiliates to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

     - agreements between us and WPC or any of its affiliates, including agreements regarding compensation of WPC and its affiliates, will not be negotiated on an arm's length basis as would occur if the agreements were with unaffiliated third parties;

     - purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

     - disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor's desire to sell a property and our plans to hold or sell the property; and

     - WPC allocates expenses it incurs in connection with providing services to us and other affiliated entities pursuant to methodologies and procedures developed by it, and based on its judgment, which methodologies may have the effect of favoring WPC and other affiliates at our expense.

Inherent in these transactions is the conflict of interest that arises due to the potential impact of the transaction on the amount of fees received by WPC and/or its affiliates, which may reduce our cash available for distributions to shareholders and may negatively impact the distribution rate.

MARYLAND LAW COULD RESTRICT CHANGE IN CONTROL.

Provisions of Maryland law applicable to us prohibit business combinations with:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

     - any person who beneficially owns 10% or more of the voting power of outstanding shares;

     - an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, referred to as an interested shareholder; or

     -    an affiliate of an interested shareholder.

These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders' interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.

OUR PARTICIPATION IN JOINT VENTURES CREATES ADDITIONAL RISK.

We may participate in joint ventures and purchase properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in these types of transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that WPC or our board may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.

A delay in investing funds may adversely affect or cause a delay in our ability to deliver expected returns to investors and may adversely affect our performance.

We have not yet identified all of the properties to be purchased with the proceeds of our two completed "best efforts" public offerings. Therefore, there could be a substantial delay between the time investors invested in shares and the time all public offering proceeds are invested. This could cause a substantial delay in the time it takes for an investment to realize its full potential return, and could adversely affect an investor's total return.

INTERNATIONAL INVESTMENT RISKS, INCLUDING CURRENCY FLUCTUATION, ADVERSE POLITICAL OR ECONOMIC DEVELOPMENTS, LACK OF UNIFORM ACCOUNTING STANDARDS (INCLUDING AVAILABILITY OF INFORMATION IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES), UNCERTAINTY OF FOREIGN LAWS AND THE DIFFICULTY OF ENFORCING CERTAIN OBLIGATIONS IN OTHER COUNTRIES MAY AFFECT OUR OPERATIONS AND OUR ABILITY TO MAKE DISTRIBUTIONS.

We own interests in properties in multiple countries and we may purchase additional properties located outside the U.S. Foreign real estate investments involve certain risks not generally associated with investments in the U.S. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Any such events may adversely affect our performance and or impair our ability to make expected distributions to shareholders. In addition, there is less publicly available information about foreign companies and a lack of a uniform financial accounting standards and practices (including the availability of information in accordance with accounting principles generally accepted in the U.S.) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.

WE MAY INCUR COSTS TO FINISH BUILD-TO-SUIT PROPERTIES.

We may sometimes acquire undeveloped or partially developed land parcels for the purpose of owning to-be-built facilities for a prospective tenant. Often, completion risk, cost overruns and on-time delivery are the obligations of the prospective tenant. To the extent that the tenant or the third-party developer experiences financial difficulty or other complications during the construction process, we may be required to incur project costs to complete all or part

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

of the project within a specified time frame. The incurrence of these costs or the non-occupancy by the tenant may reduce the project's and our portfolio's returns.

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

THE NET ASSET VALUE WILL BE BASED ON INFORMATION THAT OUR ADVISOR PROVIDES TO A THIRD PARTY.

Beginning in 2006, our asset management and performance fees will be based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.

(D) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

See Note 19 of the consolidated financial statements for financial data pertaining to our segment and geographic operations.

(E) AVAILABLE INFORMATION

All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments, are available for free on our website as soon as reasonably practicable after they are filed or furnished to the SEC. Our website address is http://www.cpa15.com. Our SEC filings are available to be read or copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC's Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

     ITEM 2. PROPERTIES.

     Set forth below is certain information relating to CPA(R):15's properties owned as of December 31, 2004.

                                                                     RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                     SQUARE    SQUARE       CURRENT      INCREASE     LEASE      MAXIMUM
LOCATION                             OWNERSHIP INTEREST    FOOTAGE     FOOT    ANNUAL RENTS(1)   FACTOR      TERM        TERM
---------------------------------  ---------------------  ---------  --------  ---------------  --------  ----------  ----------
MERCURY PARTNERS, LP (2)                                  3,779,262     4.91   10,702,139          CPI    Apr. 2024   Apr. 2034
   78 Properties in 24 States       57.69% interest in a
                                    limited partnership
                                           owning
U-HAUL MOVING PARTNERS INC. (2)                           2,035,000     4.91    5,763,231          CPI    Apr. 2014   Apr. 2034
                                                          ---------            ----------
   78 Properties in 24 States             land and
                                       buildings(10)
      Total:                                              5,814,262            16,465,370

CARREFOUR FRANCE, SAS (2)
   Cholet, Ploufragan, Colomiers,   50.375% in a limited  2,551,833     5.95    7,648,641(3,8)  INSEE(9)  Dec. 2011   Dec. 2011
   Crepy en Vallois, Lens, Nimes,    liability company
   and Thuit Hebert, France             owning land
                                     and buildings(10)      388,265     6.05    1,183,310(3)    INSEE(9)  Nov. 2012   Nov. 2012
                                                          ---------            ----------
   Nimes, France                                          2,940,098             8,831,951

MARRIOTT INTERNATIONAL, INC.
   Albuquerque, NM; Spokane, WA;    47.34% interest in a
   Newark, NJ; Las Vegas, NV;           real estate
   Indianapolis, IN; Louisville,      investment trust
   KY; Linthicum, MD; Des             owning land and     1,115,923    15.97    8,439,236       Stated    Feb. 2012   Feb. 2032
   Plaines, IL; Orlando, FL (2);       buildings(11)
   Sacramento, Irvine and San
   Diego, CA

UTI HOLDINGS, INC.
   Rancho Cucamonga, CA (2)                                 189,516    10.22    1,936,379                 Sept. 2019  Sept. 2039
   Glendale Heights, IL (2)                                 101,194    13.67    1,383,387                 Nov. 2012   Nov. 2032
   Glendale, Heights, IL                    100%             38,143    10.85      413,685          CPI    Sept. 2015  Sept. 2035
   Upper Uwchlan, PA                                        160,000    11.42    1,827,363                 July 2024   July 2029
   Avondale, AZ (2)                                         279,015     9.48    2,644,951                 July 2024   July 2029
                                                          ---------            ----------
      Total:                                                767,868             8,205,765

STARMARK CAMHOOD, L.L.C. (2)
   Tampa and Boca Raton, FL;
   Newton, MA; Bloomington (2),      44% interest in a
   Brooklyn Center, Bumsville,       limited liability
   Eden Prairie (2), Fridley,       company owning land   1,652,151    11.06    8,039,855          CPI    Feb. 2023   Feb. 2053
   Minnetonka and St. Louis Park,    and buildings(10)
   MN; Albuquerque, NM (4)

THALES, S.A. (2)
   Aubagne, Conflans,                65% interest in a
   Ymare, Laval, France              limited liability
                                    company owning land   1,209,129     4.48    3,520,984(3)    INSEE(4)  Dec. 2011   Dec. 2020
                                     and buildings(10)
   Guyancourt, France                                       410,483    13.74    3,666,024(3)    INSEE(4)  Dec. 2010   Dec. 2019
                                                          ---------            ----------
                                                          1,619,612             7,187,008

SFX ENTERTAINMENT, INC.
   (CLEAR CHANNEL COMMUNICATIONS,
   INC.)(2)
   New York, NY                      60% interest in a
                                    limited partnership
                                      owning land and       227,685    47.94    6,548,587       Stated    Sep. 2020   Sep. 2040
                                       buildings(10)

TRUE VALUE COMPANY (2)
   Kingman, AZ; Springfield, OR;   50% interest in three
   Fogelsville, PA; Jonesboro,      limited partnerships
   GA; Kansas City, MO; Woodland,     owning land and     3,628,156     3.36    6,091,537       Stated    Dec. 2022   Nov. 2042
   CA; Corsicana, TX                    buldings(10)

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                     RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                     SQUARE    SQUARE       CURRENT      INCREASE     LEASE      MAXIMUM
LOCATION                             OWNERSHIP INTEREST    FOOTAGE     FOOT    ANNUAL RENTS(1)   FACTOR      TERM        TERM
---------------------------------  ---------------------  ---------  --------  ---------------  --------  ----------  ----------
FOSTER WHEELER REALTY SERVICES,
   INC. (FOSTER WHEELER LTD.,
   FOSTER WHEELER INC. AND FOSTER
   WHEELER INTERNATIONAL
   HOLDINGS, INC.) (2)
   Clinton, NJ                              100%            292,000    17.91    5,230,850          CPI    Aug. 2022   Aug. 2042

TIETOENATOR, PLC (2)
   Espoo, Finland                    60% interest in a
                                     limited liability
                                    company owning land     466,483    16.52    4,623,495(3)       CPI    Dec. 2016   Dec. 2031
                                     and buildings(10)

LIFETIME FITNESS, INC. (2)
   Rochester Hills, MI                      100%            278,982    15.22    4,247,100       Stated    Oct. 2023   Oct. 2053

LILLIAN VERNON CORP. (2)
   Virginia Beach, VA                       100%            827,000     4.65    3,848,000          CPI    Jul. 2023   Jul. 2043

OMNICOM GROUP, INC. (2)
   Playa Vista, CA                          100%            120,000    29.54    3,544,533          CPI    Sept. 2018  Sept. 2038

MEDICA-FRANCE, SA (2)
   Paris, Rueil Malmaison,           65% interest in a
   Sarcelles, Poissy, Chatou, and    limited liability
   Rosny sous Bois, France          company owning land     336,889    16.06    3,516,288(3)    INSEE(4)  Jun. 2010   Jun. 2010
                                     and buildings(10)

ADVANCED MICRO DEVICES, INC. (2)
   Sunnyvale, CA                    33.33% interest in a
                                     limited liability
                                    company owning land     362,000    27.01    3,258,938          CPI    Dec. 2018   Dec. 2038
                                     and buildings(10)

BERRY PLASTICS CORP. (2)
   Alsip-Main and Alsip-North,              100%            862,862     3.76    3,243,981          CPI    Dec. 2023   Dec. 2043
   IL; Geddes, NY; Tolleson, AZ

BEST BUY CO, INC. (2)
   Fort Collins, CO; Matteson and
   Schaumburg, IL; North
   Attleboror, MA; Nashua, NH;       63% interest in a
   Albuquerque, NM; Arlington,      general partnership
   Beaumont, Dallas, Fort Worth       owning land and       512,281     9.94    3,206,467       Stated    Apr. 2018   Apr. 2038
   and Houston, TX; Virginia           buildings(10)
   Beach, VA

EDS CUSTOMER RELATIONSHIP
   MGMT. (2)
   Louisville, CO                           100%            403,871     7.87    3,179,732          CPI    Dec. 2014   Dec. 2034

QUALCERAM SHIRES LTD (2)
   Dublin, Ireland; Bradford,
   Belfast, Darwen,                         100%            820,889     3.85    3,158,372(3)    Stated    Apr. 2028   Apr. 2028
   Stoke-on-Trent and Rochdale,
   United Kingdom

DICK'S SPORTING GOODS, INC. (2)
   Buffalo, NY (6)                          100%             80,312     8.07      648,359          CPI    Jan. 2024   Jan. 2049
   Greenwood, IN (6)                        100%             84,482     7.59      641,641          CPI    Jan. 2024   Jan. 2054
   Greenwood, IN                            100%             76,129    10.29      783,094          CPI    Jan. 2025   Jan. 2055

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                   RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                    SQUARE   SQUARE       CURRENT      INCREASE     LEASE      MAXIMUM
LOCATION                             OWNERSHIP INTEREST   FOOTAGE    FOOT    ANNUAL RENTS(1)   FACTOR      TERM        TERM
---------------------------------  ---------------------  -------  --------  ---------------  --------  ----------  ----------
   Freehold, NJ(6)                          100%          100,047    9.94         994,500        CPI     Jan. 2026  Jan. 2055
                                                          -------               ---------
      Total:                                              340,970               3,067,594

DANKA OFFICE IMAGING COMPANY (2)
   St. Petersburg, FL(3)                    100%          337,727    9.06       3,060,000        CPI     Jul. 2018  Jul. 2038

OVERLAND STORAGE, INC.(2)
   San Diego, CA                            100%          158,585   17.36       2,752,349      Stated    Feb. 2014  Feb. 2019

INSULATED STRUCTURES INVESTMENTS
   LIMITED(2)
   Birmingham, United Kingdom               100%          206,000    8.92       1,837,777(3)   Stated    Oct. 2033  Nov. 2033
   Brierley Hill, United Kingdom            100%          120,646    7.18         865,943(3)   Stated    Oct. 2033  Nov. 2033
                                                          -------               ---------
      Total:                                              326,646               2,703,720

SHAKLEE CORPORATION (SHAKLEE
   JAPAN KABUSHIKI KAISHA)(2)
   Pleasanton, CA                           100%          123,750   21.65       2,679,000      Stated     May 2024  May 2038

MEADOWBROOK MEAT COMPANY
   (FAST FOOD MERCHANDISERS, INC.
   AND PROFICIENT FOOD
   COMPANY, INC.)(2)
   Orlando, FL; Macon, GA; Rocky            100%          575,858    4.62       2,660,000      Stated    Jan. 2018  Jan. 2038
   Mount, NC (2); Lewisville, TX

PRECISE TECHNOLOGY, INC.(2)
   Excelsior Springs, MO;
   St Petersburg, FL; West
   Lafayette, IN; N. Versailles
   Twp, PA;
   Buffalo Grove, IL                        100%          616,031    4.04       2,486,392        CPI     Oct. 2023  Oct. 2043

STARMARK CAMHOOD II, L.L.C.(2)
   Atlanta, GA; Bel Air, MD                 100%          186,000   13.14       2,443,505        CPI     Nov. 2023  Nov. 2053

24 HOUR FITNESS USA, INC.(2)
   Englewood, CO                                           49,248   18.56         914,028      Stated    Apr. 2022  Apr. 2032
   Memphis, TN                              100%           43,311   19.13         828,755      Stated    July 2013  July 2037
   Bedford, TX                                             46,658   14.02         654,325      Stated    Oct. 2019  Oct. 2039
                                                          -------               ---------
      Total:                                              139,217               2,397,108

TOWER AUTOMOTIVE, INC.(2)
   Auburn, IN; Bluffton, OH;
   Milan, TN                                100%          844,166    2.79       2,355,875        CPI     Apr. 2020  Apr. 2040

PETSMART, INC.(2)
   Phoenix, AZ; Westlake Village,
   CA; Boca Raton, Lake Mary,
   Tallahassee and Plantation,
   FL; Evanston, IL; Braintree,     30% interest in two
   MA; Oxon Hill, MD; Flint,        limited partnerships
   MI; Fridley, MN; Dallas and        owning land and
   Southlake, TX                       buildings(10)      946,177    7.68       2,178,825      Stated    Nov. 2021  Nov. 2041

MEDIMEDIA USA, INC.(2)
   Lower Makefield Twp., PA                 100%          107,000   19.73       2,111,376      Stated    Dec. 2017  Dec. 2037

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                   RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                    SQUARE   SQUARE       CURRENT      INCREASE     LEASE      MAXIMUM
LOCATION                             OWNERSHIP INTEREST   FOOTAGE    FOOT    ANNUAL RENTS(1)   FACTOR      TERM        TERM
---------------------------------  ---------------------  -------  --------  ---------------  --------  ----------  ----------
HOLOGIC, INC.(2)
   Danbury, CT; Bedford MA           64% interest in a
                                     jointly controlled
                                   tenancy-in-common(10)  269,042   11.73       2,019,802        CPI     Aug. 2022  Aug. 2042

SHOPRITE SUPERMARKETS, INC.(2)
   Greenport, NY                            100%           59,772   10.65         636,515      Stated    Dec. 2017  Dec. 2037
   Ellenville and Warwick, NY        55% interest in a
                                     limited liability
                                    company owning land
                                     and buildings(10)    136,818   14.81       1,348,177      Stated    Oct. 2024  Oct. 2044
                                                          -------               ---------
      Total:                                              196,590               1,984,692

GARDEN RIDGE, L.P.(2)
   Round Rock, TX                           100%          152,500    4.94         752,724                Dec. 2013  Dec. 2038
   Oklahoma City, OK                        100%          141,585    6.36         901,017        CPI     Nov. 2015  Nov. 2035
                                                          -------               ---------
      Total:                                              294,085               1,653,741

LEARNING CARE GROUP, INC. (F/K/A
   CHILDTIME CHILDCARE, INC.)(2)
   Alhambra, Chino, Garden Grove
   and Tustin, CA; Chandler,
   and Tuscon, AZ; Lewisville,      66.07% interest in a
   Carrollton and Sterling          limited partnership    83,912   16.59         919,761        CPI      Jan 2016  Jan. 2041
   Cuncanville, TX; Westland,         owning land and
   Heights and Westland, MI            buildings(10)

   Newport News, Centreville,
   Manassas and Century Oaks,
   VA; Naperville, IL                       100%           37,360   18.65         696,838        CPI     Aug. 2015  Aug. 2025
                                                          -------               ---------
      Total:                                              121,272               1,616,599

AMERICAN PAD & PAPER, L.L.C.(2)
   Holyoke and Westfield, MA;               100%          923,249    1.71       1,578,504        CPI    Sept. 2023  Sept. 2043
   Matoon, IL; Morristown, TN

GESTAMP ALABAMA, INC. (F/K/A
   OXFORD AUTOMOTIVE)(2, 6)
   McCalla, AL                              100%          390,000    4.04       1,575,000        CPI     Dec. 2018  Dec. 2038

GRANDE COMMUNICATIONS
   NETWORKS, INC.(2)
   Corpus Christi, Odessa,
   San Marcos and Waco, TX                  100%          134,009   11.64       1,559,408        CPI     Aug. 2023  Aug. 2043

BE AEROSPACE, INC.(2)
   Miami, FL                                100%          188,065    8.01       1,506,826      Stated    Sep. 2017  Sep. 2037

DEL MONTE CORP.(2)
   Mendota, IL; Yakima, WA;
   Toppenish, WA; Plover, WI                 50%(7)       735,756    4.02       1,477,714        CPI     June 2016  June 2046

BARNES & NOBLE, INC.(2)
   Braintree, MA                            100%           19,661   35.14         690,845      Stated    Feb. 2014  Feb. 2024
   Farmington, CT                                          21,600   36.36         785,400      Stated    Feb. 2013  Feb. 2028
                                                          -------               ---------
      Total:                                               41,261               1,476,245

MERIT MEDICAL SYSTEMS, INC.(2)
   South Jordan, UT                         100%          172,925    8.47       1,465,404        CPI     Jan. 2020  Jan. 2025

WINCUP HOLDINGS, INC. (F/K/A
   POLAR PLASTICS)(2)

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                         RENT PER     SHARE OF
LESSEE (LEASE OBLIGOR)/                                          SQUARE   SQUARE       CURRENT      INCREASE    LEASE     MAXIMUM
LOCATION                                   OWNERSHIP INTEREST   FOOTAGE    FOOT    ANNUAL RENTS(1)   FACTOR      TERM       TERM
----------------------------------------  --------------------  -------  --------  ---------------  --------  ---------  ---------
   Mooresville, NC                                100%          384,600     3.80       1,460,200       CPI     Mar. 2023  Mar. 2043

COMPUCOM SYSTEMS, INC.(2)
   Dallas, TX                             33.33% interest in a
                                            limited liability
                                           company owning land
                                            and buildings(10)   255,378    16.54       1,408,043       CPI     Mar. 2019  Mar. 2029

RACAL INSTRUMENTS, INC. (RIG LIMITED)(2)
   Irvine, CA                                     100%           98,631    13.94       1,374,520      Stated   May 2022   May 2052

KERR GROUP, INC.(2)
   Bowling Green, KY; Jackson, TN                 100%          394,130     3.48       1,370,521      Stated   Aug. 2021  Aug. 2051

ELECTRONIC ASSEMBLY CORP.(2)
   Neenah, WI                                     100%          179,250     7.58       1,357,906       CPI     Aug. 2014  Aug. 2044

INTEGRACOLOR, LTD.(2)
   Mesquite, TX (3)                               100%          358,987     3.68       1,320,292       CPI     Jun. 2022  Jun. 2042

PEMSTAR INC.(2)
   Rochester, MN                                  100%          260,287     5.01       1,303,560      Stated   Feb. 2023  Mar. 2043

RAVE MOTION PICTURES BATON ROUGE, L.L.C.
   (RAVE MOTION PICTURES L.L.C.)(2)
   Baton Rouge, LA                                100%           73,292    17.54       1,285,607       CPI     Aug. 2023  Aug. 2043

ADVANTIS TECHNOLOGIES, INC.
(ROCKWOOD SPECIALTIES GROUP)(2)
   Alpharetta, GA                                 100%          191,975     6.64       1,275,000       CPI     Jun. 2017  Jun. 2037

AFFINA CORPORATION
   Peoria, IL                                     100%          110,581    11.34       1,254,000       CPI     Feb. 2024  Feb. 2044

INFORMATION RESOURCES, INC.(2)
   Chicago, IL                            66.67% interest in a
                                           limited partnership
                                             owning land and
                                              buildings(10)     252,000    19.57       1,205,600       CPI     Oct. 2010  Oct. 2015

REGIE DES BATIMENTS(2)
   Mons, Belgium                                  100%          122,335     8.87       1,084,510(3)    CPI     Dec 2021   Jan. 2021

SPORTRACK LLC(2)
   Shelby Township and Port Huron, MI             100%          294,883     3.54       1,045,000       CPI     Nov. 2023  Nov. 2033

PSC SCANNING, INC.(2)
   Eugene, OR                                     100%          110,665     8.38         927,407       CPI     May 2014   May 2014

CUSTOM FOOD PRODUCTS, INC.(2)

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                         RENT PER      SHARE OF
LESSEE (LEASE OBLIGOR)/                                          SQUARE   SQUARE       CURRENT       INCREASE     LEASE     MAXIMUM
LOCATION                                   OWNERSHIP INTEREST   FOOTAGE    FOOT    ANNUAL RENTS(1)    FACTOR       TERM       TERM
----------------------------------------  --------------------  -------  --------  ---------------  ----------  ---------  ---------

   Owingsville, KY                                100%           37,094    24.73      917,368          CPI      June 2020  June 2035

DETROIT DIESEL CORP.
   Hollywood and Orlando, FL                      100%           81,318    11.17      908,037          CPI      Dec. 2019  Dec. 2039

ACTUANT CORPORATION(2)
   Kahl am Main, Germany                    50% interest in a
                                           limited partnership
                                             owning land and
                                             buildings(10)      305,692     5.83      891,473(3)    German CPI  Jan. 2021  Jan. 2031

HUMCO HOLDING GROUP, INC.(2)
   Orem, UT                                       100%           40,528     9.29      376,400          CPI      Dec. 2016  Dec. 2016
   Texarkana, TX                                  100%          124,037     4.02      498,949          CPI      Feb. 2016  Feb. 2016
                                                                -------               -------
      Total:                                                    164,565               875,349

TRENDS CLOTHING CORP.(2)
   Miami, FL                                      100%          247,264     3.47      858,642          CPI      Jun. 2017  Jun. 2037

PLUMBMASTER, INC.(2)
   Oceanside, CA; Concordville, PA                100%          161,458     5.30      855,400         Stated    Jan. 2024  Jan. 2038

WORLD AIRWAYS, INC.(2)
   Peachtree City, GA                             100%           59,473    14.34      852,600          CPI      Mar. 2019  Mar. 2039

NEW WAVE(2)
   Rotherham, UK                                  100%          120,000     7.06      847,039(3)      Stated    Dec. 2019  Dec. 2019

WAREHOUSE ASSOCIATES, INC.(2)
   Lima, OH                                       100%          273,949     3.02      826,842          CPI      Mar. 2016  Mar. 2041

WORTHINGTON PRECISION METALS, INC. (WPM
   HOLDING CORP.)(2)
   Mentor, OH; Franklin, TN                       100%          245,815     3.20      787,500          CPI      May 2024   May 2044

ISA WHOLESALE PLC(2)
   Little Germany, UK                             100%           41,432    18.37      761,007(3)       CPI      May 2014   May 2014

SUPERIOR TELECOMMUNICATIONS, INC.(2)
   Brownwood, TX                                  100%          315,252     2.12      668,758          CPI      Dec. 2013  Dec. 2038

QUALSERV CORP.
   Fort Smith, AR                                 100%          440,159     1.51      666,500          CPI      Jul. 2018  Jul. 2032

WNA AMERICAN PLASTIC INDUSTRIES, INC.
   Chattanooga, TN                                100%          238,585     2.67      637,500          CPI      Mar. 2022  Mar. 2042

BUILDERS FIRSTSOURCE - ATLANTIC GROUP,
   INC. AND BUILDERS FIRSTSOURCE - OHIO
   VALLEY, INC.
   (BUILDERS FIRSTSOURCE, INC.)(2)
      Norcross, GA; Elkwood, VA;            40% interest in a
      Cincinnati, OH                       limited partnership
                                             owning land and
                                              buldings(10)      389,261     3.70      575,859          CPI      Dec. 2017  Dec. 2037

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                                          RENT PER      SHARE OF
                                                                  SQUARE   SQUARE        CURRENT     INCREASE    LEASE      MAXIMUM
LESSEE (LEASE OBLIGOR)/LOCATION              OWNERSHIP INTEREST  FOOTAGE    FOOT    ANNUAL RENTS(1)   FACTOR      TERM       TERM
-------------------------------             -------------------  -------  --------  ---------------  --------  ---------  ----------
SSG PRECISION OPTRONICS, INC.
(TINSLEY LABORATORIES, INC.)
   Wilmington, MA                                   100%          37,796    14.17      535,407       CPI       Nov. 2022  Nov. 2036

SOCIETE HOTELIERE TOURISME GRAND NOBLE (2)
   Toulouse, France                          65% interest in a
                                             limited liability
                                            company owning land
                                              and buildings(10)   69,300    11.15      502,247(3)    CPI       July 2013  July 2013

GART SPORTS COMPANY
(F/K/A OSHMAN'S SPORTING GOODS)
   Plano, TX                                        100%          47,054    10.17      478,752       Stated    Jan. 2013  Jan. 2033

THE KROGER CO.
   Conway and Little Rock, AR                       100%          78,075     6.10      475,975       CPI       Feb. 2017  Feb. 2037

THE UPPER DECK CO. (2)
   Carlsbad, CA                              50% interest in a
                                             limited liability
                                            company owning land
                                             and buildings(10)    48,111     9.85      237,002       CPI       Dec. 2020  Dec. 2040

COGNITIVE SOLUTIONS, INC. (2)
   Golden, Co                                       100%          42,628     4.84      206,320       Stated    Oct. 2014  Sept. 2020
   Vacant                                                        107,137
                                                                 -------
                                    Total:                       149,765

TULSA, OK (2), (9)
   Vacant                                           100%         757,784

ORIENTAL TRADING COMPANY, INC.(5)
   La Vista, NE                                     100%         600,000                             CPI       June 2025  June 2045

1. Share of Current Annual Rents is the product of the Square Footage, the Rent per Square Foot, and the Ownership Interest percentage.

2.   This property is encumbered by a mortgage note payable.

3.   Based on exchange rates at December 31, 2004.

4. INSEE construction index, an index published quarterly by the French Government.

5.   Under construction on build-to-suit basis.

6. Tenant name change during the year due to an acquisition, merger or assignment.

7. Mendota, Plover and Toppenish properties are owned through an interest in a limited liability company and the Yakima property is owned as a tenant-in-common.

8.   Includes percentage of sales rents.

9. Excludes tenant that leases less than 1% of total square footage on month-to-month basis.

10.  Remaining interest in this property is owned by an affiliate(s).

11. Remaining interest in this property is owned by a non-affiliated third party.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

ITEM 3. LEGAL PROCEEDINGS.

In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the "Phase I Offering"), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the "Phase II Offering") became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the SEC pursues these allegations, or if our affected investors bring a similar private action, we might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by us, Carey Financial would be required to return to us the commissions paid by us on purchases actually rescinded. Further, as part of any action against WPC, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of WPC, Carey Financial or the REITs managed by WPC, including us cannot be predicted at this time. There can be no assurance that the effect, if any, would not be material.

The staff also alleged in the March 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misrepresentations and omissions in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in that the prospectus failed to disclose that (i) the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering, and (ii) the payment of dividends to Phase II shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed us for the interest cost of advancing the commissions that were later recovered by us from the Phase II Offering proceeds.

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of our shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with us and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of REITs managed by WPC or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated, CIP(R), CPA(R): 12, CPA(R): 14, and us), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including us. WPC is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

WPC, Carey Financial and the REITs, including us, are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action against either WPC or Carey Financial in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and the REITs managed by WPC, including us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information with respect to our common equity is hereby incorporated by reference to page 40 of our Annual Report contained in Appendix A.

ITEM 6. SELECTED FINANCIAL DATA.

Selected Financial Data are hereby incorporated by reference to page 2 of our Annual Report contained in Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis are hereby incorporated by reference to pages 3 to 15 of our Annual Report contained in Appendix A.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:
(In thousands)

Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rates.

INTEREST RATE RISK

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.

We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust ("CCMT") and auction-rate securities. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of December 31, 2004, our interests in CCMT had a fair value of $12,150. At December 31, 2004, we own $20,000 of auction-rate securities which are long-term securities that provide a resetting of their interest rate at intervals (typically ranging between weekly and semi-annually) and provide a market mechanism which allows a holder to sell at the interest reset date. Because of the interest reset, auction-rate securities are priced and traded as short-term investments. There is no assurance that an auction-rate security will be sold at par nor can sellers force issuers to redeem if sell orders exceed buy orders at an interest rate reset date.

Substantially all of our long-term debt of $1,309,126 either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of the debt obligations and the related weighted-average interest rates by expected maturity dates for the fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2004 ranged from 5.09% to 10.00%. The interest rate on the variable rate debt as of December 31, 2004 was 3.624%.

                       2005      2006      2007      2008      2009    Thereafter      Total     Fair Value
                     -------   -------   -------   -------   -------   ----------   ----------   ----------
Fixed rate debt      $23,630   $25,978   $28,557   $31,054   $69,736   $1,119,335   $1,298,290   $1,302,308
Weighted average
   interest rate        6.22%     6.19%     6.17%     6.15%     6.76%        6.23%
Variable rate debt   $   234   $   267   $   334   $   334   $   334   $    9,333   $   10,836   $   10,836

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Annual interest expense from variable rate debt would increase or decrease by approximately $108 for each change of 1% in annual interest rates. We have an interest rate swap contract with a notional amount of $23,646 at December 31, 2004 (based on the exchange rate at December 31, 2004) on a variable rate obligation with a balance at December 31, 2004 of $23,646 which is therefore not affected by changes in interest rates and which is included in the fixed rate debt amount in the above table. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2004 by approximately $50,351.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in France, Germany, Ireland, Belgium, Finland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the Great Britain Pound. For both the Euro and the Pound we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore we benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro and the Pound. Realized and unrealized gains from foreign currency transactions totaled $5,516 in 2004.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have either obtained limited recourse mortgage financing at a fixed rate of interest in the local currency or entered into interest rate swap contracts which effectively convert variable rate debt obligations to a fixed interest rate. To the extent that currency fluctuations affect rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

                                2005      2006      2007      2008      2009    Thereafter     Total
                              -------   -------   -------   -------   -------   ----------   --------
Rental income (1)             $37,039   $37,039   $37,039   $37,039   $37,039    $122,230    $307,425
Interest income from direct
   financing leases (1)         5,375     5,427     5,480     5,593     5,875     157,718     185,468

Scheduled principal payments for the mortgage notes payable during each of the next five years following December 31, 2004 and thereafter are as follows:

                               2005     2006     2007      2008      2009    Thereafter     Total
                              ------   ------   ------   -------   -------   ----------   --------
Fixed rate debt (1)           $7,407   $8,636   $9,836   $11,189   $12,885    $360,773    $410,726
Variable rate debt (1)           234      267      334       334       334       9,333      10,836

(1) Based on December 31, 2004 exchange rate. The mortgage notes are denominated in the functional currency of the country of each property.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The following consolidated financial statements and supplementary data are hereby incorporated by reference to pages 16 to 39 of our Annual Report contained in Appendix A:

(i)  Report of Independent Registered Public Accounting Firm.

(ii) Consolidated Balance Sheets at December 31, 2004 and 2003.

(iii) Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

(iv) Consolidated Statements of Shareholders' Equity for the period from the years ended December 31, 2002, 2003 and 2004.

(v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

(vi) Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

ITEM 9A. CONTROLS AND PROCEDURES.

Our co-chief executive officers and chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2004.

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is accumulated and communicated to our management, including our chief executive officers and chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Based upon this review, our chief executive officers and chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-14(c) under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the our fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

This information will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the our fiscal year, and is hereby incorporated by reference.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this
Report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2004 and 2003.

Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2003 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

The Consolidated Financial Statements are hereby incorporated by reference to pages 16 to 39 of our Annual Report contained in Appendix A.

(a) 2. Financial Statement Schedule:

The following schedule is filed as a part of this Report:

Report of Independent Registered Public Accounting Firm.

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2004.

Schedule III of Registrant is contained on pages 37 to 42 of this Form 10-K.

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

Exhibit No.                  Description                                   Method of Filing
-----------                  -----------                                   ----------------
   3.1        Articles of Incorporation of Registrant     Exhibit 3.1 to Registration Statement
                                                          (Form S-11) No. 333-58854

   3.2        Amended and Restated Bylaws of Registrant   Exhibit 3.2 to Amendment No. 1 to
                                                          Registration Statement (Form S-11/A) No.
                                                          333-100525 dated May 1, 2003

   4.1        2001 Dividend Reinvestment and Stock        Exhibit 4.1 to Amendment No. 1 to
              Purchase Plan of Registrant                 Registration Statement (Form S-11/A) No.
                                                          333-58854 dated November 1, 2001

  10.1        Form of Sales Agency Agreement              Exhibit 10.1 to Amendment No. 1 to
                                                          Registration Statement (Form S-11/A) No.
                                                          333-58854 dated November 1, 2001

  10.2        Form of Selected Dealer Agreement           Exhibit 10.1 to Registration Statement
                                                          (Form S-11) No. 333-100525

  10.2(a)     Form of Selected Dealer Agreement           Exhibit 10.2 to Amendment No. 1 to
                                                          Registration Statement (Form S-11/A) No.
                                                          333-58854 dated November 1, 2001

  10.2(6)     Form of Escrow Agreement                    Exhibit 10.2 to Registration Statement
                                                          (Form S-11) No. 333-100525

  10.3        Form of Investment Advisor Agreement        Exhibit 10.3 to Registration Statement
                                                          (Form S-11) No. 333-100525

  10.4        Sales Agency Agreement                      Exhibit 10.4 to Registration Statement
                                                          (Form S-11) No. 333-100525


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit No.                  Description                                   Method of Filing
-----------                  -----------                                   ----------------
  10.5        Form of Escrow Agreement                    Exhibit 10.5 to Amendment No. 1 to
                                                          Registration Statement (Form S-11/A) No.
                                                          333-58854 dated November 1, 2001

  10.5(a)     Advisory Agreement                          Exhibit 10.5 to Registration Statement
                                                          (Form S-11) No. 333-100525

  10.6        Form of Selected Investment Adviser         Exhibit 10.6 to Amendment No. 1 to
              Agreement                                   Registration Statement (Form S-11/A) No.
                                                          333-58854 dated November 1, 2001

  10.6(a)     Wholesaling Agreement                       Exhibit 10.6 to Registration Statement
                                                          (Form S-11) No. 333-100525

  10.7        Amended and Restated Limited Partnership    Exhibit 10.7 to Amendment No. 1 to
              Agreement of Goldfish (DE) LP               Registration Statement (Form S-11/A) No.
                                                          333-100525 dated November 21, 2002

  10.8        Agreement of DE Limited Partnership of      Exhibit 10.8 to Amendment No. 1 to
              Labrador (AZ) LP                            Registration Statement (Form S-11/A) No.
                                                          333-100525 dated November 21, 2002

  10.9        Amended and Restated Wholesaling            Exhibit 10.9 to Post-Effective Amendment
              Agreement                                   No. 2 to Registration Statement (Form
                                                          S-11/A) No. 333-58854 dated April 30, 2002

  10.9(a)     Agreement of DE Limited Partnership of      Exhibit 10.9 to Amendment No. 1 to
              BFS (DE) LP                                 Registration Statement (Form S-11/A) No.
                                                          333-100525 dated November 21, 2002

  10.10       Lease Agreement by and between Grocery      Exhibit 10.10 to Amendment No. 2 to
              (OK) QRS 15-5, Inc., a Delaware             Registration Statement (Form S-11/A) No.
              corporation, as Landlord and Fleming        333-100525 dated December 18, 2002
              Companies, Inc., an Oklahoma corporation,
              as Tenant

  10.11       Lease Agreement by and between Module       Exhibit 10.11 to Amendment No. 2 to
              (DE) Limited Partnership, a Delaware        Registration Statement (Form S-11/A) No.
              limited partnership, as Landlord and        333-100525 dated December 18, 2002
              Tower Automotive Products Company, Inc.,
              a Delaware corporation, and Tower
              Automotive Tool LLC, a Michigan limited
              liability company, collectively as Tenant

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit No.                  Description                                   Method of Filing
-----------                  -----------                                   ----------------
  10.12       Lease Agreement by and between Chassis      Exhibit 10.12 to Amendment No. 2 to
              (DE) Limited Partnership, a Delaware        Registration Statement (Form S-11/A) No.
              limited partnership, as Landlord and        333-100525 dated December 18, 2002
              Tower Automotive Products Company, Inc.,
              a Delaware corporation, and Tower
              Automotive Tool LLC, a Michigan limited
              liability company, collectively as Tenant

  10.13       Lease Agreement by and between Energy       Exhibit 10.13 to Amendment No. 2 to
              (NJ) QRS 15-10, Inc., a Delaware            Registration Statement (Form S-11/A) No.
              corporation, as Landlord and Foster         333-100525 dated December 18, 2002
              Wheeler Realty Services, Inc., a Delaware
              corporation, as Tenant

  10.14       Lease between Massachusetts Mutual Life     Exhibit 10.14 to Amendment No. 2 to
              Insurance Company, Landlord and SFX         Registration Statement (Form S-11/A) No.
              Entertainment, Inc., Tenant as assumed by   333-100525 dated December 18, 2002
              Clear (NY) LP

  10.15       Leasehold Mortgage and Security Agreement   Exhibit 10.15 to Amendment No. 3 to
              between ENERGY (NJ) QRS 15-10, Inc., as     Registration Statement (Form S-11/A) No.
              mortgagor, and Morgan Stanley Dean Witter   333-100525 dated January 15, 2003
              Mortgage Capital, Inc., as mortgagee,
              dated as of August 16, 2002, with respect
              to the property leased to Foster Wheeler
              Realty Services, Inc. in Clinton,
              New Jersey

  10.16       Mortgage and Security Agreement between     Exhibit 10.16 to Amendment No. 3 to
              CLEAR (NY) L.P., as mortgagor, and Lehman   Registration Statement (Form S-11/A) No.
              Brothers Bank, FSB, as mortgagee, dated     333-100525 dated January 15, 2003
              as of December 12, 2002, with respect to
              the property leased to SFX Entertainment,
              Inc. in New York, New York

  10.17       Mortgage and Security Agreement between     Exhibit 10.17 to Amendment No. 3 to
              GROCERY (OK) QRS 15-5, Inc., as             Registration Statement (Form S-11/A) No.
              mortgagor, and Morgan Stanley Dean Witter   333-100525 dated January 15, 2003
              Mortgage Capital, Inc., as mortgagee,
              dated as of June 28, 2002, with respect
              to the property leased to Fleming
              Companies, Inc. in Tulsa, Oklahoma

  10.18       Mortgage and Security Agreement between     Exhibit 10.18 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Fridley, Minnesota

  10.19       Deed of Trust and Security Agreement        Exhibit 10.19 to Amendment No. 3 to
              among LABRADOR (AZ) LP, as grantor, the     Registration Statement (Form S-11/A) No.
              trustee of such trust, and Morgan Stanley   333-100525 dated January 15, 2003
              Bank, as beneficiary, dated as of
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Phoenix, Arizona

  10.20       Mortgage between GOLDFISH (DE) LP, as       Exhibit 10.20 to Amendment No. 3 to
              mortgagor and Morgan Stanley Bank, as       Registration Statement (Form S-11/A) No.
              mortgagee, dated as of November 28, 2002,   333-100525 dated January 15, 2003
              with respect to the property leased to
              PETsMART, Inc. in Flint, Michigan

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit No.                  Description                                   Method of Filing
-----------                  -----------                                   ----------------
  10.21       Mortgage and Security Agreement between     Exhibit 10.21 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Tallahassee, Florida

  10.22       Mortgage and Security Agreement between     Exhibit 10.22 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Sawgrass, Florida

  10.23       Mortgage and Security Agreement between     Exhibit 10.23 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in Lake
              Mary, Florida

  10.24       Mortgage and Security Agreement between     Exhibit 10.24 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in Boca
              Raton, Florida

  10.25       Mortgage and Security Agreement between     Exhibit 10.25 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Evanston, Illinois

  10.26       Mortgage and Security Agreement between     Exhibit 10.26 to Amendment No. 3 to
              GOLDFISH (DE) LP, as mortgagor and Morgan   Registration Statement (Form S-11/A) No.
              Stanley Bank, as mortgagee, dated as of     333-100525 dated January 15, 2003
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Braintree, Massachusetts

  10.27       Deed of Trust and Security Agreement        Exhibit 10.27 to Amendment No. 3 to
              among GOLDFISH (DE) LP, as grantor, the     Registration Statement (Form S-11/A) No.
              trustee of such trust, and Morgan Stanley   333-100525 dated January 15, 2003
              Bank, as beneficiary, dated as of
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in Oxon
              Hill, Maryland

  10.28       Deed of Trust and Security Agreement        Exhibit 10.28 to Amendment No. 3 to
              among GOLDFISH (DE) LP, as grantor, the     Registration Statement (Form S-11/A) No.
              trustee of such trust, and Morgan Stanley   333-100525 dated January 15, 2003
              Bank, as beneficiary, dated as of
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Dallas, Texas

  10.29       Deed of Trust and Security Agreement        Exhibit 10.29 to Amendment No. 3 to
              among GOLDFISH (DE) LP, as grantor, the     Registration Statement (Form S-11/A) No.
              trustee of such trust, and Morgan Stanley   333-100525 dated January 15, 2003
              Bank, as beneficiary, dated as of
              November 28, 2002, with respect to the
              property leased to PETsMART, Inc. in
              Southlake, Texas

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit No.                  Description                                   Method of Filing
-----------                  -----------                                   ----------------
  10.30       Deed of Trust, Assignment of Leases and     Exhibit 10.30 to Amendment No. 3 to
              Rents, Security Agreement and Fixture       Registration Statement (Form S-11/A) No.
              Filing among GOLDFISH (DE) LP, as           333-100525 dated January 15, 2003
              trustor, the trustee of such trust, and
              Morgan Stanley Bank, as beneficiary,
              dated as of November 28, 2002, with
              respect to the property leased to
              PETsMART, Inc. in Westlake Village,
              California

  10.31       Lease between BOLT (DE) LIMITED             Exhibit 10.31 to Amendment No. 3 to
              PARTNERSHIP and True Value Company dated    Registration Statement (Form S-11/A) No.
              December 26, 2002                           333-100525 dated January 15, 2003

  10.32       Lease between HAMMER (DE) LIMITED           Exhibit 10.32 to Amendment No. 3 to
              PARTNERSHIP and True Value Company dated    Registration Statement (Form S-11/A) No.
              December 26, 2002                           333-100525 dated January 15, 2003

  10.33       Lease between WRENCH (DE) LIMITED           Exhibit 10.33 to Amendment No. 3 to
              PARTNERSHIP and True Value Company dated    Registration Statement (Form S-11/A) No.
              December 26, 2002                           333-100525 dated January 15, 2003

  10.34       Summary of Lease Agreement dated December   Exhibit 10.34 to Amendment No. 3 to
              27, 2002 between Societe Logidis and        Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.35       Summary of Lease Agreement dated December   Exhibit 10.35 to Amendment No. 3 to
              27, 2002 between Societe Logidis and        Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.36       Summary of Lease Agreement dated December   Exhibit 10.36 to Amendment No. 3 to
              27, 2002 between Societe Logidis and        Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.37       Summary of Lease Agreement dated December   Exhibit 10.37 to Amendment No. 3 to
              27, 2002 between Societe Logidis and        Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.38       Summary of Lease Agreement dated December   Exhibit 10.38 to Amendment No. 3 to
              27, 2002 between Societe Logidis and        Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.39       Summary of Lease Agreement dated December   Exhibit 10.39 to Amendment No. 3 to
              27, 2002 between Societe Logidis and        Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.40       Summary of Lease Agreement dated December   Exhibit 10.40 to Amendment No. 3 to
              27, 2002 between CV logistique and          Registration Statement (Form S-11/A) No.
              Societe SCI Carlog. (Original document is   333-100525 dated January 15, 2003
              in French only)

  10.41       Summary of Mortgage terms with respect to   Exhibit 10.41 to Amendment No. 3 to
              the financing of properties leased to       Registration Statement (Form S-11/A) No.
              Carrefour France SAS. (Original documents   333-100525 dated January 15, 2003
              are in French only)

  21.1        Subsidiaries of Registrant as of            Filed herewith
              March 11, 2005

  23.1        Consent of PricewaterhouseCoopers LLP       Filed herewith

  31.1        Certification of Co-Chief Executive         Filed herewith
              Officers

  31.2        Certification of Chief Financial Officer    Filed herewith

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit No.                  Description                                   Method of Filing
-----------                  -----------                                   ----------------
  32.1        Section 906 Certification of Co-Chief       Filed herewith
              Executive Officers

  32.2        Section 906 Certification of Chief          Filed herewith
              Financial Officer


                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED a Maryland corporation


3/15/05                            BY: /s/ John J. Park
-------                                -----------------------------------------
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

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


3/15/05                            BY: /s/ William Polk Carey
-------                                -----------------------------------------
  Date                                 William Polk Carey
                                       Chairman of the Board,
                                       Co-Chief Executive Officer and Director
                                       (Co-Principal Executive Officer)


3/15/05                            BY: /s/ Gordon F. DuGan
-------                                -----------------------------------------
  Date                                 Gordon F. DuGan
                                       Vice Chairman of the Board,
                                       Co-Chief Executive Officer, Director,
                                       Senior Managing Director and
                                       Chief Acquisitions Officer
                                       (Co-Principal Executive Officer)


3/15/05                            BY: /s/ Anne R. Coolidge
-------                                -----------------------------------------
  Date                                 Anne R. Coolidge
                                       President


3/15/05                            BY: /s/ Elizabeth P. Munson
-------                                -----------------------------------------
  Date                                 Elizabeth P. Munson
                                       Director


3/15/05                            BY: /s/ Charles E. Parente
-------                                -----------------------------------------
  Date                                 Charles E. Parente
                                       Director


3/15/05                            BY: /s/ John J. Park
-------                                -----------------------------------------
  Date                                 John J. Park
                                       Managing Director and
                                       Chief Financial Officer
                                       (Principal Financial Officer)


3/15/05                            BY: /s/ Claude Fernandez
-------                                -----------------------------------------
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

           Report of Independent Registered Public Accounting Firm on
                          Financial Statement Schedule



To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 15, 2005 appearing in the 2004 Annual Report to Shareholders of Corporate Property Associates 15 Incorporated (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                           Costs
                                                           Initial Cost to Company     Capitalized      (Decreases)
                                                          -------------------------    Subsequent to    Increases in
               Description                  Encumbrances      Land       Buildings   Acquisition (a)  Investment (b)      Land
               -----------                  ------------  -----------  ------------  ---------------  --------------  -----------
Operating Method:
Industrial facilities leased to Tower
   Automotive, Inc.                         $ 11,788,973  $ 1,180,000  $ 19,815,621    $    16,543                    $ 1,180,000
Office facility leased to Racal
   Instruments, Inc.                           3,232,162    4,930,000                                                   4,930,000
Office facility leased to Advantis
   Technologies, Inc.                          8,290,637    1,750,000    11,339,005                                     1,750,000
Vacant distribution and warehouse
   facility in Tulsa, Oklahoma                29,583,005    1,000,000    52,870,063      2,016,978     (24,000,000)     1,000,000
Distribution and warehouse facility
   leased to Trends Clothing Corp.             8,091,909    3,800,000    11,069,110         33,983                      3,800,000
Leasehold interest in office facility
   leased to Foster Wheeler Realty
   Services, Inc.                             28,512,276           --    47,015,707          3,164
Industrial facility leased to BE
   Aerospace, Inc.                            10,248,335    6,600,000     8,870,072         40,192                      6,600,000
Office facilities leased to Danka Office
   Imaging Company                            20,269,489    1,750,000     7,408,115     22,485,011                      3,200,000
Movie Theatre leased to Rave Motion
   Pictures Baton Rouge LLC                           --    4,767,250     6,912,077                        (43,038)     4,767,250
Office, light engineering and warehouse
   facilities leased to Overland
   Storage, Inc.                              19,527,679    8,050,000    22,046,836         24,257                      8,050,000
Warehouse, distribution and office
   facilities leased to SSG Precision
   Optronics, Inc.                                            870,000     4,097,653                                       870,000
Assisted-living facilities leased to
   Medica-France, SA                          44,881,011    5,329,401    35,001,068     11,290,457       6,561,377      7,268,490
Office facilities leased to SFX
   Entertainment, Inc.                        82,944,859   48,000,000   104,041,885      2,768,236          (2,800)    48,000,000
Warehouse and distribution facilities
   leased to Carrefour France, SAS           129,519,561   11,249,761    95,122,572     49,900,670      15,790,319     16,817,099
Warehouse, distribution and office
   facilities leased to Meadowbrook Meat
   Company                                    17,602,233    3,440,000    26,975,009                                     3,440,000
Industrial facilities leased to WNA
   American Plastic Industries, Inc.                  --      540,000     5,880,961                                       540,000
Industrial facility leased to WinCup
   Holdings, Inc. (formerly Polar Plastics
   Inc.)                                       9,080,739      600,000    13,836,806                                       600,000

                                                           Gross Amount at which Carried                        Life on which
                                                              at Close of Period (e)                           Depreciation in
                                                          ------------------------------                      Latest Statement
                                                                           Accumulated                            of Income
               Description                    Buildings       Total     Depreciation (e)     Date Acquired       is Computed
               -----------                  ------------  ------------  ----------------  ------------------  ----------------
Operating Method:
Industrial facilities leased to Tower
   Automotive, Inc.                         $ 19,832,164  $ 21,012,164     $1,442,701       April 10, 2002         40 years
Office facility leased to Racal
   Instruments, Inc.                                         4,930,000             --        May 21, 2002
Office facility leased to Advantis
   Technologies, Inc.                         11,339,005    13,089,005        800,124       June 25, 2002          40 years
Vacant distribution and warehouse
   facility in Tulsa, Oklahoma                30,887,041    31,887,041      2,674,916       June 28, 2002          40 years
Distribution and warehouse facility
   leased to Trends Clothing Corp.            11,103,093    14,903,093        783,732       July 22, 2002          40 years
Leasehold interest in office facility
   leased to Foster Wheeler Realty
   Services, Inc.                             47,018,871    47,018,871      2,956,274      August 16, 2002         40 years
Industrial facility leased to BE
   Aerospace, Inc.                             8,910,264    15,510,264        604,593     September 12, 2002       40 years
Office facilities leased to Danka Office
   Imaging Company                            28,443,126    31,643,126      1,417,147     September 27, 2002       40 years
Movie Theatre leased to Rave Motion
   Pictures Baton Rouge LLC                    6,869,039    11,636,289        264,331      October 9, 2002         40 years
Office, light engineering and warehouse
   facilities leased to Overland
   Storage, Inc.                              22,071,093    30,121,093      1,521,282      October 15, 2002        40 years
Warehouse, distribution and office
   facilities leased to SSG Precision
   Optronics, Inc.                             4,097,653     4,967,653        236,650     November 20, 2002        40 years
Assisted-living facilities leased to
   Medica-France, SA                          50,913,813    58,182,303      3,257,413      December 4, 2002        40 years
Office facilities leased to SFX
   Entertainment, Inc.                       106,807,321   154,807,321      5,767,130     December 12, 2002        40 years
Warehouse and distribution facilities
   leased to Carrefour France, SAS           155,246,223   172,063,322      8,855,911     December 27, 2002        40 years
Warehouse, distribution and office
   facilities leased to Meadowbrook Meat
   Company                                    26,975,009    30,415,009      1,559,821     December 31, 2002        40 years
Industrial facilities leased to WNA
   American Plastic Industries, Inc.           5,880,961     6,420,961        275,670     February 12, 2003        40 years
Industrial facility leased to WinCup
   Holdings, Inc. (formerly Polar Plastics
   Inc.)                                      13,836,806    14,436,806        648,600     February 25, 2003        40 years

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2004

                                                                                           Costs
                                                            Initial Cost to Company     Capitalized       (Decreases)
                                                           ------------------------    Subsequent to     Increases in
               Description                  Encumbrances      Land       Buildings    Acquisition (a)   Investment (b)       Land
               -----------                  ------------   ----------   -----------   ---------------   --------------   -----------
Industrial/Manufacturing facility leased
   to Gestamp Alabama, Inc.                    8,392,968    1,750,000    13,545,266                                       1,750,000
Office facility lease to MediMedia USA,
   Inc.                                       13,593,700      900,000    20,120,153                                         900,000
Land leased to Qualceram Shires Ltd.           1,059,821    1,782,741                                        148,453      1,931,194
Warehouse and distribution facility
   leased to Lillian Vernon Corp.             23,247,085    3,000,000    32,240,854                                       3,000,000
Industrial facilities leased to Qualserv
   Corp.                                              --      980,000     7,261,961                                         980,000
Retail stores leased to Dick's Sporting
   Goods, Inc.                                12,954,860                 14,676,332       4,840,580
Industrial facilities leased to Kerr
   Group, Inc.                                 8,317,695      680,000    11,723,270                                         680,000
Warehouse, distribution and industrial
   facilities leased to American Pad and
   Paper LLC                                   9,231,042    1,230,000    15,707,324                                       1,230,000


Technical training institutes leased to
   UTI Holdings, Inc.                         33,625,331   12,932,338     7,030,296      53,158,723                      12,932,338
Health clubs leased to Lifetime Fitness,
   Inc.                                       26,612,656    9,791,000    32,779,723                                       9,791,000
Industrial facilities leased to Precise
   Technology, Inc.                           16,800,536    4,980,000    21,905,469           1,500                       4,980,000
Health clubs leased to Starmark Camhood
   II LLC                                     15,358,169    5,262,000    20,113,107                                       5,262,000
Industrial facilities leased to Berry
   Plastics Corp.                             21,151,562    4,210,000    23,910,675                        3,106,915      4,210,000

Health clubs leased to 24-Hour Fitness
   USA, Inc.                                  10,610,309    4,392,140     9,314,293                                       4,392,140
Warehouse/Distribution facility leased to
   Plumbmaster, Inc.                           6,285,606    2,575,000     5,490,166           5,400                       2,575,000
Office facility leased to Regie des
   Batiments                                  12,920,868    2,231,886     8,796,248         126,600        1,104,483      2,467,859
Office facility leased to Affina
   Corporation                                        --    4,460,000     7,479,708          16,900                       4,460,000
Office facility leased to World Airways,
   Inc.                                        5,436,989      990,000     6,873,893                           (2,500)       990,000

                                                           Gross Amount at which Carried                          Life on which
                                                              at Close of Period (e)                             Depreciation in
                                                          ------------------------------                        Latest Statement
                                                                           Accumulated                              of Income
               Description                   Buildings       Total      Depreciation (e)      Date Acquired        is Computed
               -----------                  -----------   -----------   ----------------   ------------------   ----------------
Industrial/Manufacturing facility leased
   to Gestamp Alabama, Inc.                 13,545,266     15,295,266         267,073        March 28, 2003         40 years
Office facility lease to MediMedia USA,
   Inc.                                     20,120,153     21,020,153         859,298         April 1, 2003         40 years
Land leased to Qualceram Shires Ltd.                        1,931,194              --        April 29, 2003
Warehouse and distribution facility
   leased to Lillian Vernon Corp.           32,240,854     35,240,854       1,175,448         July 2, 2003          40 years
Industrial facilities leased to Qualserv
   Corp.                                     7,261,961      8,241,961         264,759         July 31, 2003         40 years
Retail stores leased to Dick's Sporting                                                       August 8 and
   Goods, Inc.                              19,516,912     19,516,912         528,430        August 19, 2003        40 years
Industrial facilities leased to Kerr
   Group, Inc.                              11,723,270     12,403,270         402,987        August 13, 2003        40 years
Warehouse, distribution and industrial
   facilities leased to American Pad and
   Paper LLC                                15,707,324     16,937,324         539,939        August 19, 2003        40 years
                                                                                            September 15, and
                                                                                            December 16, 2003
Technical training institutes leased to                                                      February 6, and
   UTI Holdings, Inc.                       60,189,019     73,121,357         617,690       September 1, 2004       40 years
Health clubs leased to Lifetime Fitness,
   Inc.                                     32,779,723     42,570,723       1,058,512      September 30, 2003       40 years
Industrial facilities leased to Precise
   Technology, Inc.                         21,906,969     26,886,969         671,942       October 29, 2003        40 years
Health clubs leased to Starmark Camhood
   II LLC                                   20,113,107     25,375,107         565,681       November 7, 2003        40 years
Industrial facilities leased to Berry
   Plastics Corp.                           27,017,590     31,227,590         707,673       November 20, 2003       40 years
                                                                                            December 22, 2003
Health clubs leased to 24-Hour Fitness                                                             and
   USA, Inc.                                 9,314,293     13,706,433         196,976      September 1, 2004        40 years
Warehouse/Distribution facility leased to
   Plumbmaster, Inc.                         5,495,566      8,070,566         131,642        January 2, 2004        40 years
Office facility leased to Regie des
   Batiments                                 9,791,358     12,259,217         234,326        January 2, 2004        40 years
Office facility leased to Affina
   Corporation                               7,496,608     11,956,608         179,489        January 8, 2004        40 years
Office facility leased to World Airways,
   Inc.                                      6,871,393      7,861,393         135,996        March 26, 2004         40 years

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                            as of December 31, 2004

                                                                                           Costs
                                                            Initial Cost to Company     Capitalized       (Decreases)
                                                           ------------------------    Subsequent to     Increases in
               Description                  Encumbrances      Land       Buildings    Acquisition (a)   Investment (b)       Land
               -----------                  ------------   ----------   -----------   ---------------   --------------   -----------
Self-Storage/Trucking facilities leased
   to U-Haul Moving Partners, Inc. and
   Mercury Partners, LP                      181,380,837   69,080,000   189,081,967                                       69,080,000
Office facility leased to Shaklee
   Corporation                                18,716,799   16,230,366    14,052,294        4,950                          16,230,366
Office facility leased to Grande
   Communications Networks, Inc.                              225,000     1,180,311                                          225,000
Office facility leased to TietoEnator plc     77,868,082   16,765,973    68,556,272                        8,356,899      18,497,205
Office facility leased to Thales, SA          86,097,904   21,869,180    65,212,672                       10,874,562      24,705,191
Retail facilities leased to Garden Ridge,
   L.P. (d)                                   10,183,891    5,360,994     7,679,933                                        5,360,994
Land leased to Best Buy Co., Inc. (d)         12,058,562   36,964,334                                                     36,964,334
Office facility leased to Information
   Resources, Inc. (d)                        24,185,408    4,909,953    32,973,752                                        4,909,953
Retail facility leased to The Kroger Co.
   (d)                                                --      771,730                                                        771,730
Industrial/Manufacturing facility leased
   to EDS Customer Relationship Mgmt. (d)     15,194,822    1,891,528    19,612,333                                        1,891,528
Distribution/warehouse facility leased to
   Detroit Diesel Corp. (d)                           --    1,244,411     2,489,948                                        1,244,411
Office facility leased to Omnicom Group,
   Inc. (d)                                   19,165,960   20,949,767     7,328,797                                       20,949,767
Industrial/Manufacturing facility leased
   to Cognitive Solutions, Inc. (d)            3,417,202    1,719,448     4,689,478          524                           1,719,448
Manufacturing/warehouse facilities leased
   to Humco Holding Group (d)                  3,650,878      615,508     3,722,603                                          615,508
Industrial/Manufacturing facility leased
   to PSC Scanning Inc. (d)                    5,310,496    1,008,711     6,739,117                                        1,008,711
Warehouse/distribution facility leased to
   New Wave (d)                                3,367,656      347,168     2,590,770                          212,938         372,331
Distribution/warehouse leased to ISA
   Wholesale plc (d)                           4,531,341      102,602     3,978,297                          295,776         110,038
Manufacturing facility leased to
   Electronics Assembly Corp. (d)              5,321,794      261,941     4,727,765                                          261,941
Land leased to Barnes & Noble, Inc. (d)        1,653,320    2,972,411                                                      2,972,411
Industrial/Manufacturing facility leased
   to Merit Medical Systems, Inc. (d)          8,645,452    2,476,637     5,828,723                                        2,476,637

                                                           Gross Amount at which Carried                          Life on which
                                                              at Close of Period (e)                             Depreciation in
                                                          ------------------------------                        Latest Statement
                                                                           Accumulated                              of Income
               Description                   Buildings       Total      Depreciation (e)      Date Acquired        is Computed
               -----------                  -----------   -----------   ----------------   ------------------   ----------------
Self-Storage/Trucking facilities leased
   to U-Haul Moving Partners, Inc. and
   Mercury Partners, LP                     189,081,967   258,161,967       3,348,304        April 29, 2004         40 years
Office facility leased to Shaklee
   Corporation                               14,057,244    30,287,610         219,607         May 26, 2004          40 years
Office facility leased to Grande
   Communications Networks, Inc.              1,180,311     1,405,311          15,983         June 24, 2004         40 years
Office facility leased to TietoEnator plc    75,181,939    93,679,144         861,460         July 8, 2004          40 years
Office facility leased to Thales, SA         73,251,223    97,956,414         785,971         July 26, 2004         40 years
Retail facilities leased to Garden Ridge,
   L.P. (d)                                   7,679,933    13,040,927          56,000       September 1, 2004       40 years
Land leased to Best Buy Co., Inc. (d)                      36,964,334                       September 1, 2004
Office facility leased to Information
   Resources, Inc. (d)                       32,973,752    37,883,705         240,434       September 1, 2004       40 years
Retail facility leased to The Kroger Co.
   (d)                                                        771,730                       September 1, 2004
Industrial/Manufacturing facility leased
   to EDS Customer Relationship Mgmt. (d)    19,612,333    21,503,861         143,007       September 1, 2004       40 years
Distribution/warehouse facility leased to
   Detroit Diesel Corp. (d)                   2,489,948     3,734,359          18,156       September 1, 2004       40 years
Office facility leased to Omnicom Group,
   Inc. (d)                                   7,328,797    28,278,564          53,439       September 1, 2004       40 years
Industrial/Manufacturing facility leased
   to Cognitive Solutions, Inc. (d)           4,690,002     6,409,450          34,195       September 1, 2004       40 years
Manufacturing/warehouse facilities leased
   to Humco Holding Group (d)                 3,722,603     4,338,111          27,144       September 1, 2004       40 years
Industrial/Manufacturing facility leased
   to PSC Scanning Inc. (d)                   6,739,117     7,747,828          49,139       September 1, 2004       40 years
Warehouse/distribution facility leased to
   New Wave (d)                               2,778,545     3,150,876          20,260       September 1, 2004       40 years
Distribution/warehouse leased to ISA
   Wholesale plc (d)                          4,266,637     4,376,675          31,111       September 1, 2004       40 years
Manufacturing facility leased to
   Electronics Assembly Corp. (d)             4,727,765     4,989,706          34,473       September 1, 2004       40 years
Land leased to Barnes & Noble, Inc. (d)                     2,972,411                       September 1, 2004
Industrial/Manufacturing facility leased
   to Merit Medical Systems, Inc. (d)         5,828,723     8,305,360          42,501       September 1, 2004       40 years

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             SCHEDULE III - REAL ESTATE and ACCUMULATED DEPRECIATION

                             as of December 31, 2004

                                                                                                  Costs
                                                                Initial Cost to Company       Capitalized
                                                             -----------------------------    Subsequent to
               Description                   Encumbrances        Land          Buildings     Acquisition (a)
               -----------                  --------------   ------------   --------------   ---------------
Childcare centers leased to Learning Care
   Group, Inc. (formerly Childtime
   Childcare, Inc.) (d)                          6,600,361      5,830,334        3,270,020
Warehouse facility leased to Petsmart,
   Inc. (d)                                      2,870,148        189,779        4,512,341
Hotel facility leased to Societe
   Hoteliere Tourisme Grand Noble (d)           10,836,210        643,429       14,141,894
                                            --------------   ------------   --------------    ------------
                                            $1,150,229,188   $378,434,721   $1,193,640,585    $146,734,668
                                            ==============   ============   ==============    ============

                                                                                                Gross Amount at which Carried
                                                                                                   at Close of Period (e)
                                            (Decreases)                                      ----------------------------------
                                            Increases in                                                       Accumulated
             Description                    Investment (b)       Land           Buildings          Total       Depreciation (e)
             -----------                    --------------   ------------   --------------   --------------   -----------------
Childcare centers leased to Learning Care
   Group, Inc. (formerly Childtime
   Childcare, Inc.) (d)                                         5,830,334        3,270,020        9,100,354          23,844
Warehouse facility leased to Petsmart,
   Inc. (d)                                                       189,779        4,512,341        4,702,120          32,903
Hotel facility leased to Societe
   Hoteliere Tourisme Grand Noble (d)          1,608,902          713,445       15,680,780       16,394,225         114,341
                                             -----------     ------------   --------------   --------------     -----------
                                             $24,012,286     $392,445,432   $1,350,376,828   $1,742,822,260     $47,756,428
                                             ===========     ============   ==============   ==============     ===========

                                                                 Life on which
                                                                 Despcription in
                                                                Latest Statement
                                                                   of Income
               Description                    Date Acquired       is Computed
               -----------                  -----------------   ----------------
Childcare centers leased to Learning Care
   Group, Inc. (formerly Childtime
   Childcare, Inc.) (d)                     September 1, 2004        40 years
Warehouse facility leased to Petsmart,
   Inc. (d)                                 September 1, 2004        40 years
Hotel facility leased to Societe
   Hoteliere Tourisme Grand Noble (d)       September 1, 2004        40 years


                                                                                       Initial Cost to Company     Costs Capitalized
                                                                                     --------------------------       Subsequent
Description                                                           Encumbrances       Land        Buildings    to Acquisition (a)
-----------                                                           ------------   -----------   ------------   ------------------
Direct Financing Method:
   Office facility leased to Racal Instruments, Inc.                  $  6,048,378                 $  8,525,497        $ 69,300
   Distribution and warehouse facility leased to IntegraColor, Ltd.      6,922,103   $ 1,513,400     10,842,621
   Warehouse and distribution facilities leased to Insulated
      Structures Investments Limited                                    26,011,027     6,314,610     25,925,871         754,224
   Industrial facility lease to Pemstar, Inc.                            7,186,481     2,250,000     10,327,518
   Industrial facilities leased to Qualceram Shires Ltd.                22,586,566     5,113,187     32,122,912          57,601
   Office facilities leased to Grande Communications Network, Inc.       7,326,174     1,800,000     12,021,990
   Retail store leased to Dick's Sporting Goods, Inc.                    5,989,532                    9,610,772
   Industrial facilities leased to SportsRack LLC                        7,383,270     1,330,000     10,301,807          19,150
   Industrial facilities leased to Worthington Precision Metals,
      Inc                                                                4,579,642     1,060,000      6,107,539
   Retail stores leased to Best Buy Co., Inc. (d)                       15,507,262                   48,230,827
   Office buildings and supermarkets leased to The Kroger Co. (d)                                     5,204,233
   Office/warehouse facility leased to Warehouse Associates, Inc.
      (d)                                                                8,536,594       657,202     12,731,121
   Retail store leased to Gart Sports Company (d)                                      1,118,667      4,165,136
   Health club leased to 24-Hour Fitness USA, Inc. (d)                   3,331,968                    6,510,896
   Food processing/warehouse facility leased to Custom Food
      Products, Inc. (d)                                                   166,539        15,867      4,916,983
   Retail stores leased to Barnes & Noble, Inc. (d)                      6,590,767                   12,616,923
   Daycare centers leased to Learning Care Group, Inc. (formerly
      Childtime Childcare, Inc.) (d)                                     4,322,117                    6,733,797
   Manufacturing facility leased to Superior Telecommunications,
      Inc. (d)                                                           4,474,161       142,089      5,141,275
   Supermarkets leased to ShopRite Supermarkets, Inc. (d)               15,148,335     1,938,527     17,077,906
   Technical training institute leased to UTI Holdings, Inc. (d)         2,194,462                    9,435,058
                                                                      ------------   -----------   ------------        --------
                                                                      $154,305,378   $23,253,549   $258,550,682        $900,275
                                                                      ============   ===========   ============        ========

                                                                                               Gross Amount
                                                                                                 at which
                                                                                                Carried at
                                                                                                 Close of
                                                                                                Period (d)
                                                                     Increases (Decreases) in  ------------
Description                                                              Net Investment (b)        Total           Date Acquired
-----------                                                          ------------------------  ------------  --------------------
Direct Financing Method:
   Office facility leased to Racal Instruments, Inc.                        $   630,760        $  9,225,557          May 21, 2002
   Distribution and warehouse facility leased to IntegraColor, Ltd.                              12,356,021         June 14, 2002
   Warehouse and distribution facilities leased to Insulated                                                 January 28 and March
      Structures Investments Limited                                          5,271,755          38,266,460               3, 2003
   Industrial facility lease to Pemstar, Inc.                                   302,125          12,879,643        March 28, 2003
   Industrial facilities leased to Qualceram Shires Ltd.                      3,863,294          41,156,994        April 29, 2003
   Office facilities leased to Grande Communications Network, Inc.             (114,681)         13,707,309        August 7, 2003
   Retail store leased to Dick's Sporting Goods, Inc.                            (3,994)          9,606,778        August 8, 2003
   Industrial facilities leased to SportsRack LLC                              (255,051)         11,395,906     November 24, 2003
   Industrial facilities leased to Worthington Precision Metals,
      Inc                                                                                         7,167,539        April 14, 2004
   Retail stores leased to Best Buy Co., Inc. (d)                              (694,838)         47,535,989     September 1, 2004
   Office buildings and supermarkets leased to The Kroger Co. (d)                (4,958)          5,199,275     September 1, 2004
   Office/warehouse facility leased to Warehouse Associates, Inc.
      (d)                                                                       (53,041)         13,335,282     September 1, 2004
   Retail store leased to Gart Sports Company (d)                               (23,520)          5,260,283     September 1, 2004
   Health club leased to 24-Hour Fitness USA, Inc. (d)                          (85,285)          6,425,611     September 1, 2004
   Food processing/warehouse facility leased to Custom Food
      Products, Inc. (d)                                                        (14,734)          4,918,116     September 1, 2004
   Retail stores leased to Barnes & Noble, Inc. (d)                             (89,130)         12,527,793     September 1, 2004
   Daycare centers leased to Learning Care Group, Inc. (formerly
      Childtime Childcare, Inc.) (d)                                            (58,130)          6,675,667     September 1, 2004
   Manufacturing facility leased to Superior Telecommunications,
      Inc. (d)                                                                  (29,303)          5,254,061     September 1, 2004
   Supermarkets leased to ShopRite Supermarkets, Inc. (d)                       180,336          19,196,769     September 1, 2004
   Technical training institute leased to UTI Holdings, Inc. (d)               (158,976)          9,276,082     September 1, 2004
                                                                            -----------        ------------
                                                                            $ 8,662,629        $291,367,135
                                                                            ===========        ============

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                       NOTES to SCHEDULE III - REAL ESTATE
                          and ACCUMULATED DEPRECIATION

(a) Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b) The (decrease) increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, impairment charges and foreign currency translation adjustments.

(c) At December 31, 2004, the aggregate cost of real estate owned by CPA(R):15 and its subsidiaries for Federal income tax purposes is $1,156,755,640.

(d) Acquired September 1, 2004 in connection with merger with Carey Institutional Properties Incorporated.

(e)

                                                     Reconciliation of Real Estate Accounted for
                                                       Under the Operating Method December 31,
                                                    --------------------------------------------
                                                         2004            2003           2002
                                                    --------------   ------------   ------------
     Balance at beginning of year                   $  883,461,568   $559,521,150   $         --
     Additions                                         749,153,305    285,402,611    588,387,050
     Impairment charge                                  (5,000,000)   (24,000,000)            --
     Dispositions                                       (6,519,663)            --    (11,614,766)
     Foreign currency translation adjustment            40,335,665     31,355,297      4,618,045
     Reclassification of real estate under
        construction                                   100,844,508     31,182,510             --
     Reclassification from direct financing lease        7,069,591             --             --
     Reclassification to equity investment              (6,933,374)            --    (21,869,179)
     Reclassification to assets held for sale          (19,589,340)            --             --
                                                    --------------   ------------   ------------
     Balance at close of year                       $1,742,822,260   $883,461,568   $559,521,150
                                                    ==============   ============   ============

                                                    Reconciliation of Accumulated Depreciation
                                                                   December 31,
                                                    ------------------------------------------
                                                          2004          2003         2002
                                                      -----------   -----------   ----------
     Balance at beginning of year                     $18,725,233   $ 2,323,336   $       --
     Depreciation expense                              28,070,194    15,973,840    2,569,741
     Depreciation expense included in
        discontinued operations                           204,407            --           --
     Reclassification of accumulated depreciation
        to assets held for sale                          (204,407)           --     (247,910)
     Foreign currency translation adjustment              961,001       428,057        1,505
                                                      -----------   -----------   ----------
     Balance at close of year                         $47,756,428   $18,725,233   $2,323,336
                                                      ===========   ===========   ==========

                                                         APPENDIX A TO FORM 10-K

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                                              2004 ANNUAL REPORT

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who also audited our consolidated financial statements included in Item 8, as stated in their report in Item 8.

SELECTED FINANCIAL DATA

(In thousands except per share and share amounts)

                                            2004 (1)       2003        2002     2001 (2)
                                           ----------   ----------   --------   --------
OPERATING DATA:

   Revenues(3)                             $  159,539   $   79,120   $ 12,947    $   --

   Income (loss) from continuing
      operations                               43,648        3,752      5,767       (69)

   Basic earnings (loss) from continuing
      operations per share                        .39          .05        .29     (3.42)

   Net income (loss)                           38,886        4,647      5,767       (69)

   Basic earnings (loss) per share                .34          .06        .29     (3.42)

   Cash dividends paid(4)                      67,797       40,498      6,179        --

   Cash dividends declared per share(4)           .63          .62        .61        --

   Payment of mortgage principal(5)            13,206        7,864        385        --

BALANCE SHEET DATA:

   Total assets                            $2,718,396   $1,639,152   $806,298    $2,206

   Long-term obligations(6)                 1,313,912      607,739    382,918        --

(1) Includes the impact of the merger with CIP(R) in September 2004 (see Item 1 of this Annual Report).

(2)  For the period from inception (February 26, 2001) through December 31,
     2001.

(3) Prior year balances have been reclassified to conform to the current year presentation of excluding interest income from revenues.

(4)  We paid our first dividend in April 2002.

(5)  Represents scheduled mortgage principal amortization paid.

(6) Represents mortgage obligations and deferred acquisition fee installments that are due after more than one year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004. As used in this Annual Report on Form 10-K, the terms "the Company," "we," "us," and "our" include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1 of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or our objectives and plans will be achieved.

EXECUTIVE OVERVIEW

Nature of Business

We were formed in 2001 for the purpose of engaging in the business of investing in and owning commercial and industrial real estate. In furtherance of that purpose, we acquire properties and lease them, primarily to single tenants. We raised $1,046,176 from our public offerings, which we used and will continue to use along with limited recourse mortgage financing to purchase properties and enter into long-term net leases with corporate tenants. We structure our leases to place certain economic burdens of ownership on these corporate tenants by requiring them to pay the costs of maintenance and repair, insurance and real estate taxes. The lease obligations are unconditional. When possible, we also negotiate guarantees of the obligations from parent company of the lessee. We negotiate leases that may provide for periodic rent increases that are stated or based on increases in the consumer price index ("CPI") or, for certain retail properties, may provide for additional rents based on sales in excess of a specified base amount. In addition to investing directly, we may also acquire interests in real estate through joint ventures. These joint ventures are generally with affiliates.

As a real estate investment trust ("REIT"), we are not subject to federal income taxes on amounts distributed to shareholders provided we meet certain conditions including distributing at least 90% of our REIT taxable income to stockholders. Our primary objectives are to:

     -    Own a diversified portfolio of net leased properties;

     - Increase the equity in our real estate portfolio by obtaining mortgage debt that provides for scheduled principal payment installments;

     -    fund dividends to shareholders; and

     - Protect our shareholders from the effects of inflation through rent escalation provisions, property appreciation, tenant credit improvement and regular paydown of limited recourse mortgage debt.

We are advised by W. P. Carey & Co. LLC ("WPC"), an affiliate, pursuant to an advisory agreement. Our advisory agreement with WPC is renewable annually as determined by independent directors who are elected by our shareholders. In connection with each renewal, WPC is required to provide the independent directors with a comparison of the fee structure with several similar companies. The advisory agreement also provides that a third party portfolio valuation be performed after a stated period and annually thereafter. The portfolio valuation is used to determine the asset base for calculating asset management and performance fees that we pay to WPC. We also reimburse WPC for expenses, including overhead, incurred in connection with its services. Until the initial valuation is performed, the fees are based on the cost of the properties. Our initial valuation will be performed as of December 31, 2005 and fees in 2006 will be based on this initial valuation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

How We Earn Revenue

The primary source of our revenue is from leasing real estate. We acquire and own commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating our ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of the lease revenues for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                             2004       2003       2002
                                                           --------   --------   -------
Per Statements of Income:
Rental income from operating leases                        $131,452   $ 65,912   $11,372
Interest from direct financing leases                        18,096      6,845     1,322

Adjustments:
Share of lease revenues applicable to minority interests    (27,643)   (10,382)     (235)
Share of lease revenues from equity investments              24,899     19,505     2,638
                                                           --------   --------   -------
                                                           $146,804   $ 81,880   $15,097
                                                           ========   ========   =======

In 2004, 2003 and 2002, we earned our share of net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct and indirect ownership of real estate from the following lease obligations:

                                                        2004      %      2003     %      2002     %
                                                      --------   ---   -------   ---   -------   ---
Mercury Partners and U-Haul Moving Partners (b) (f)   $ 11,075     8%
Starmark Camhood, L.L.C. (a) (e)                        10,672     7   $ 7,204     9%
Clear Channel Communications, Inc. (b)                   8,491     6     8,491    10   $   352     2%
Carrefour France, SAS (b) (c) (h)                        7,650     5     8,253    10       148     1
True Value Company (a)                                   7,236     5     7,236     9        16    --
Foster Wheeler Realty Services, Inc.                     5,273     4     5,256     6     1,962    13
Lifetime Fitness, Inc. (e)                               4,928     3     1,187     2        --    --
Qualceram Shires Ltd. (e) (h)                            3,983     3     2,284     3        --    --
Lillian Vernon Corp. (e)                                 3,848     3     1,910     2        --    --
Medica - France, SA (b) (c) (e)                          3,263     2     3,175     4       300     2
Danka Office Imaging Company (e)                         3,060     2     1,819     2       227     2
Meadowbrook Meat Company                                 3,008     2     3,008     4         7    --
Overland Storage, Inc.                                   2,992     2     2,992     4       608     4
Berry Plastics Corp. (e)                                 2,962     2       289    --        --    --
Thales S.A. (b) (g) (h)                                  2,950     2        --    --        --    --
Precise Technology, Inc. (e)                             2,657     2       453    --        --    --
Petsmart, Inc. (a)                                       2,491     2     2,491     3     2,076    14
Tower Automotive, Inc. (i)                               2,356     2     2,356     3     1,701    11
MediMedia USA, Inc. (e)                                  2,335     2     1,751     2        --    --
Other (a) (b) (d) (h)                                   55,574    36    21,725    27     7,700    51
                                                      --------   ---   -------   ---   -------   ---
                                                      $146,804   100%  $81,880   100%  $15,097   100%
                                                      ========   ===   =======   ===   =======   ===

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

     (a) Represents our proportionate share of lease revenues from our equity investment (see Note 7).

     (b)  Net of rental amount applicable to minority interests.

     (c) Until March 12, 2003, we owned 100% interests in the applicable properties at which time minority interests were sold to an affiliate.

     (d)  Includes the real estate interests acquired in the September 2004
          Merger.

     (e) We placed into service or acquired our interest in this property during 2003.

     (f) We acquired our interest in these properties during the second quarter of 2004.

     (g) We acquired our interest in these properties during the third quarter of 2004.

     (h) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

     (i) Tower Automotive filed for Chapter 11 bankruptcy protection in February 2005.

Current Developments and Trends

Competition for investments continues to remain strong. If general economic conditions continue to improve, inflation and interest rates, at least for the short term, are expected to continue to rise as well. Rising interest rates are expected to have the following impact on our business:

     - Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

     - Rising interest rates would likely cause an increase in the CPI, which over time will result in increased revenue and partially offset the impact of declining property values;

     - The impact of rising interest rates would be mitigated through our use of fixed interest rates on the majority of our debt.

     - Rising interest rates would likely enable us to achieve higher rates of return on new investments, which would be partially offset by increased debt costs associated with increased interest rates.

We will continue to pursue our objectives through long-term transactions and diversifying our portfolio. We expect to continue investing in the international commercial real estate market, as we believe the international market provides for favorable opportunities relative to risk/return as compared to U.S. opportunities. In addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter loan maturities. Investing in additional international properties is also expected to increase our exposure to fluctuations in foreign currency exchange rates (the Euro and the British Pound).

For the year ended December 31, 2004, cash flow generated from operations and equity investments was sufficient to fund dividends paid and meet other obligations, including paying scheduled mortgage principal payments and making distributions to minority interests which hold ownership interests in several of our properties. Refer to the "Operating Activities" section of Financial Condition below for further analysis. Management expects, based on its current assessments, that over the long-term, cash flow from operations and equity investments will continue to meet the objective of increasing the distribution rate and meeting other cash obligations. We have cash and cash equivalent balances of $144,522 as of December 31, 2004 which can be used for working capital needs and other commitments and may be used for future real estate purchases.

Management believes that as the portfolio matures there is a potential for an increase in the value of the existing portfolio and that any increase may not be reflected in our financial statements.

RESULTS OF OPERATIONS

During the year ended December 31, 2004, we invested more than $1,000,000 in real estate assets and equity investments, including what we acquired in our merger transaction on September 1, 2004. Our asset base has increased from $1,639,152 at December 31, 2003 to $2,718,396 at December 31, 2004. As a result of this investment activity, the results of operations for 2004 are not directly comparable to the results for 2003 and 2003 to 2002 and are not necessarily indicative of future operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Lease Revenue

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, lease revenues (rental income and interest income from direct financing leases) increased by $76,791 as a direct result of the substantial increase in our real estate assets during 2004 and 2003. During 2004, we earned an additional $58,167 from new leases entered into during 2004 and 2003, $11,603 from the properties acquired from the merger with Carey Institutional Properties Incorporated ("CIP(R)") in September 2004 ("Merger"), (see Significant Developments During 2004 in Item 1) and $9,015 from the completion of several build-to-suit projects during 2004 and 2003. Fluctuations in foreign currency exchange rates did not have a significant impact on lease revenues during 2004. These increases were partially offset by a reduction of $4,483 due to a lease termination in August 2003 by the Fleming Companies, Inc.

During 2004, we purchased properties and entered into net leases with Affina Corporation, Plumbmaster, Inc., World Airways, Inc., Regie des Batiments, two lessees that operate under the U-Haul brand name, Worthington Precision Metals, Inc., Shaklee Corporation, Grande Communications Networks, Inc., Thales S.A. and TietoEnator plc. These leases contributed $33,389 of the increase in lease revenues for 2004 and will provide aggregate annual lease revenues of $53,341 (subject to foreign currency fluctuations in the Euro on the Regie des Batiments, Thales and TietoEnator properties). Properties acquired in the Merger will provide contractual rents of $52,469 (including $2,283 subject to foreign currency fluctuations).

Six build-to-suit projects were completed in 2004, including three for subsidiaries of Universal Technical Institute, Inc., two for Dick's Sporting Goods, Inc. and one for Gestamp Alabama, Inc. These projects contributed aggregate lease revenues of $4,995 in 2004 and are expected to generate combined annual lease revenues of $9,725. Three build-to-suit projects completed in 2003 contributed $4,020 of the increase in lease revenues in 2004.

Fleming terminated its lease for a property in Tulsa, Oklahoma in August 2003, pursuant to its voluntary petition of bankruptcy in April 2003. Fleming's lease termination was approved by the bankruptcy court and Fleming vacated the property. Annual lease revenues from the Fleming lease were $5,508. This property has been vacant for an extended period due to difficulties encountered in remarketing the property as a result of the property's special purpose nature.

During 2004, we entered into a build-to-suit commitment with Oriental Trading Company, Inc. which is projected to generate $2,728 of annual lease revenues upon completion of construction, expected in July 2005.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, lease revenues increased by $60,063 as a direct result of investing approximately $1,199,000 in real estate in 2003 and 2002. During the year ended December 31, 2003, we entered into net lease transactions with 25 tenants, including seven build-to-suit transactions. Acquisitions completed during 2003 and 2002 will generate aggregate annual lease revenues of $54,743 and $51,291, respectively.

Other Operating Income

2004 VS. 2003 - Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income. For the comparable years ended December 31, 2004 and 2003, other operating income increased by $3,628, primarily due to the forfeiture of Fleming's $2,754 security deposit and an $842 increase in costs which are reimbursable by tenants.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, other operating income increased by $6,110 primarily due to costs reimbursable by tenants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

Depreciation and Amortization

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, depreciation and amortization expense increased by $17,587, primarily as a result of our investment activity during 2004 and 2003. New leases in 2004 and 2003 generated $13,776 of the increase and the completion of build-to-suit projects during 2004 and 2003 contributed $1,878. An additional $1,958 of depreciation and amortization is attributable to properties acquired in the Merger.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, depreciation and amortization expense increased by $13,887, primarily as a result of investment activity during 2003 and 2002.

General and Administrative Expenses

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, general and administrative expenses increased by $1,212, primarily due to a $1,707 increase in expenses of WPC allocated to us due to an increase in time dedicated to us by WPC employees, a $501 increase in state income taxes and an increase in our share of rental expenses under an office-sharing agreement. These increases were offset in part by a number of reductions in elements of general and administrative expense, including a $1,503 reduction in payments to broker dealers and a decline in acquisition expenses. The broker dealer fees, which reflected the discontinuance of payments to a broker dealer of account maintenance fees, are among the payments that are a subject of the SEC investigation described in Item 3 -- Legal Proceedings.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, general and administrative expenses increased by $6,033 as a result of increases in broker dealer fees (as described above), acquisition expenses, auditing fees and personnel reimbursement costs.

Property Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, property expense increased by $8,615, primarily due to a $7,440 increase in asset management and performance fees and an increase of $842 in costs reimbursable by tenants. Asset management and performance fees are based on assets invested in real estate and have increased as a result of the growth in our asset base. Annual carrying costs on the Fleming property are $660.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, property expense increased by $14,688, primarily due to a $6,848 increase in asset management and performance fees (as described above) and an increase of $6,112 in costs reimbursable by tenants. Carrying costs on the former Fleming property contributed an additional $987 of property expense in 2003.

Impairment Charge on Real Estate

2004 VS. 2003 - In December 2004, we recognized an impairment charge of $5,000 on the former Transworld Center, Inc. property in Miami, Florida when we entered into an agreement to sell the property to a third party. The proposed purchaser is in the process of completing its due diligence. Accordingly, the property has been reclassified to held for sale and the impairment charge is included in discontinued operations.

2003 VS. 2002 - In 2003, we recognized an impairment charge of $24,000 on the former Fleming property. Fleming declared bankruptcy on April 1, 2003 and vacated the property on August 31, 2003, when the bankruptcy court approved the termination of its lease with us.

Interest Income

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, interest income decreased by $119. As a result of investing the proceeds of our public offerings in real estate during 2004, interest income from cash and cash equivalents decreased by $863. This decrease was partially offset by interest income from our interest in the Carey Commercial Mortgage Trust acquired in the Merger.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, interest income increased by $1,712, primarily as a result of interest income on uninvested cash proceeds of our public offerings.

Minority Interest in Income

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, minority interest in income increased by $6,742, primarily due to the sales of interests in properties that we previously wholly owned, acquisitions in 2004 and acquiring controlling interests in the Merger. The sale of interests in the Carrefour France, SAS and Medica-France, SA investments to affiliates in 2003 contributed additional minority interest income of $2,910 in 2004. During 2004, we acquired controlling interests in the U-Haul, Thales and TietoEnator investments, which contributed $2,825 of the increase. In connection with the Merger, we also acquired controlling interests in five investments which contributed an additional $942 of minority interest income.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, minority interest in income increased by $2,615, primarily due to minority interest income from the Clear Channel Communications, Inc. investment, acquired in 2002, in which an affiliate has a 40% interest.

Income from Equity Investments

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, income from equity investments increased by $1,832, primarily due to $1,519 of income from equity investments acquired in connection with the Merger.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, income from equity investments increased by $7,166, of which $2,546 resulted from equity investments acquired in 2003 and $4,620 resulted from equity investments acquired in 2002.

Interest Expense

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, interest expense increased by $31,618, primarily as a result of obtaining $700,747 of new limited recourse mortgage financing on properties acquired during 2004 and 2003 and assuming $202,186 of limited recourse mortgage financing in connection with the Merger. This increase was partially offset by a $13,206 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, interest expense increased by $21,773 as a result of obtaining $562,041 of new mortgages on properties acquired during 2003 and 2002. This increase was partially offset by a $7,864 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments.

Net Income

2004 VS. 2003 - For the comparable years ended December 31, 2004 and 2003, net income increased by $34,239. The increase is primarily the result of additional lease revenues resulting from our acquisition activity in 2004 and 2003, as well as the Merger in 2004. This increase was partially offset by related increases in various expenses such as depreciation and amortization and interest expense. In addition, we incurred a noncash impairment charge of $5,000 in 2004 and $24,000 in 2003. These variances are all described above.

2003 VS. 2002 - For the comparable years ended December 31, 2003 and 2002, net income decreased by $1,120. Lease revenues and equity income increased primarily as a result of our acquisition activity in 2003 and 2002. This increase was partially offset by related increases in various expenses such as depreciation and amortization and interest expense. In addition, we incurred a noncash impairment charge of $24,000 in 2003. These variances are all described above. During 2003, we also recognized gains on foreign currency transactions of $3,173 and a gain on sale of real estate of $2,757.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

FINANCIAL CONDITION

Uses of Cash During the Period

Cash and cash equivalents totaled $144,522 as of December 31, 2004, a decrease of $90,695 from the December 31, 2003 balance. Management believes we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.

Operating Activities

One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund dividends to shareholders. Cash flows from continuing operating activities and distributions from the operations of equity investments in excess of equity income of $92,304 were sufficient to fund dividend payments of $67,797, meet scheduled mortgage principal installments of $13,206 and distribute $6,900 to minority interests.

Annual operating cash flow (lease revenue less property level debt service) is expected to increase as a result of the new leases signed in 2004, including leases acquired in connection with the Merger and completed build-to-suit projects. Annual cash flow from the 2004 acquisitions, including completed build-to-suit projects, is estimated to amount to approximately $30,000 in 2005. Additionally, annual cash flow from the properties acquired in the Merger, including the interest acquired in the Carey Commercial Mortgage Trust, is estimated to amount to approximately $27,540 in 2005. Scheduled rent increases, most of which are based on increases in the CPI, at existing properties will also contribute to increased operating cash flow.

Investing Activities

Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to WPC and the purchase and sale of short-term investments and marketable securities which we intend to convert to cash. We used $688,335 for real estate purchases and to fund build-to-suit projects in 2004, of which $314,646 relates to the U-Haul transaction, $101,682 relates to the Thales transaction, $96,397 relates to the TietoEnator transaction, and $31,816 relates to the Shaklee transaction. In connection with the Merger, we used $140,913 to purchase CIP(R) shares and $90,913 to pay final dividend distributions to CIP(R) shareholders. We acquired cash of $86,626 in connection with the Merger. During 2004, we purchased $17,782 in short-term investments (i.e., money-market type investments with maturities of more than 90 days but less than one year) and redeemed $55,615 for a net decrease of $37,833. Amounts redeemed from short-term investments were used to finance acquisitions and the Merger. We reduced our holdings of auction-rate securities from $111,000 to $20,000 which we hold because management believes they provide a more favorable yield than money-market instruments. We received $16,828 from the sale of real estate and $5,134 from the recovery of VAT taxes in 2004.

Financing Activities

In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, we also used $3,923 to purchase treasury shares. We obtained $495,954 in mortgage loans to finance acquisitions in 2004, issued $21,954 of shares through our Distribution Reinvestment and Share Purchase Plan, and received $76,720 from minority partners for their participation in the acquisitions of the U-Haul, Thales and TietoEnator properties. In connection with the Merger, we assumed limited recourse mortgage debt valued at $202,186. Annual debt service on the assumed limited recourse mortgage is approximately $26,713.

Cash Resources

As of December 31, 2004, we have $144,522 in cash and cash equivalents and $20,000 in auction-rate marketable securities which we expect to convert to cash, which can be used for working capital needs, distributions and other commitments and may be used for future real estate purchases. In addition, debt may be incurred on unleveraged

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

properties with a carrying value of $58,339 as of December 31, 2004 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments, paying dividends to shareholders, making distributions to minority partners, commitments of $6,528 related to build-to-suit projects as well as other normal recurring operating expenses. We have a $163 mortgage balloon payment due in June 2005, which will be paid from existing cash balances. There are no further balloon payments scheduled until 2009. We expect to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flow from operations and distributions from operations of equity investments in excess of equity income are expected to be sufficient to meet operating cash flow objectives. Accordingly, we expect to have sufficient cash flow to continue funding dividends to our shareholders. Dividends are determined by management's long-term assessments of cash flow.

Other Matters

We conduct business in Europe and may recognize transaction gains and losses from our foreign operations. Foreign currency transaction gains and losses were not material to our results of operations for the current year; however, such gains and losses may cause fluctuations in the results of operations. We are subject to foreign currency exchange rate risk from the effects of changes in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of December 31, 2004 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

                                               Less than 1                           More than 5
                                     Total         Year      1-3 Years   3-5 Years      years
                                  ----------   -----------   ---------   ---------   -----------
Limited recourse mortgage notes
   payable (1)                    $2,052,410     $105,491     $215,204    $254,008    $1,477,707
Deferred acquisition fees (1)         41,638        7,685       22,323      11,270           360
Build-to-suit obligations              6,528        6,528
Operating leases (2)                   9,906          623        1,541       1,669         6,073
                                  ----------     --------     --------    --------    ----------
                                  $2,110,482     $120,327     $239,068    $266,947    $1,484,140
                                  ==========     ========     ========    ========    ==========

(1)  Amounts are inclusive of principal and interest.

(2) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

As of December 31, 2004, we have no material capital lease obligations, either individually or in the aggregate.

WPC and Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an SEC investigation into payments made to third party broker dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us.
See Item 3 - Legal Proceedings for a discussion of this investigation.

In connection with the purchase of its properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.

SUBSEQUENT EVENTS

On January 3, 2005, we and CPA(R):16-Global, through 60% and 40% interests, respectively, in a limited liability company, acquired land and buildings in Helsinki, Finland for $113,287 (based on the exchange rate of the Euro on the date of acquisition), and entered into a net lease with Pohjola Non-Life Insurance Company. The lease has an initial term of 10 years and 5 months with a 5-year minimum renewal option and provides for initial annual rent of $8,128. The lease provides for annual rent increases based on the Finnish CPI. In connection with the purchase, the limited liability company obtained a limited recourse mortgage loan of $84,663 with a 10-year term and a fixed annual interest rate of 4.59% through February 2007 and 4.57% thereafter through the remainder of the loan term.

On February 28, 2005, we and CPA(R):16-Global, through 75% and 25% interests, respectively, in a limited liability company, entered into a purchase and sale agreement with Hellweg Die Profi-Baumarkte GMBH to purchase up to 16 properties in Germany for up to $166,345 (based on the exchange rate of the Euro as of the date of the agreement), subject to certain due diligence procedures and negotiations with the proposed lessees. There is no assurance that this purchase will be completed, and, if completed, that the actual terms will not differ from the proposed terms. To the extent that all 16 properties are purchased, initial annual rent will be $13,597. In the event that the purchase is completed, we intend to seek to obtain limited recourse mortgage financing of approximately $115,223.

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is described in Note 2 to the Consolidated Financial Statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.

Classification of Real Estate Assets

We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease's implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements which are intended to indicate whether

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flow.

Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions

In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in prepaid and deferred rental income and security deposits in the accompanying financial statements.

The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current "market" rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as information is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.

Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.

The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant's lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals, among other factors. Third party appraisals or our estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

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

Impairments

Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further noncash writedowns and impact the gain or loss ultimately realized upon sale of the assets.

We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a, other than temporary decline in residual value, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy organization or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost as equity investments and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.

When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

Impairments of $5,000 recorded in 2004 in discontinued operations are described in Results of Operations above.

Provision for Uncollected Amounts from Lessees

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because our real estate operations have a limited number of lessees, we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

of each situation rather than solely use statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables that typically range between 0.25% and 1.25% of lease revenues (rental income and interest income from direct financing leases) and will measure our allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. Based on actual experience during 2004, we recorded a provision equal to approximately 1.22% of lease revenues.

Fair Value of Assets and Liabilities

In connection with the Merger, we acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that we hold with three of our affiliates. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.

We measure derivative instruments, including certain derivative instruments embedded in other contracts, if any, at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings (i.e., the forecasted event occurs). For derivatives designated as cash flow hedges, the effective portions of the derivatives are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedges and ineffective portions of hedges are recognized in earnings in the affected period. To determine the value of warrants for common stock which are classified as derivatives, various estimates are included in the options pricing model used to determine the value of a warrant.

Interest to be Capitalized in Connection with Real Estate Under Construction

Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2004 and 2003 was approximately $3,298 and $3,178, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements, but no later than a date that is negotiated and stated in the lease. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding limited recourse mortgage debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED
--------------------------------------------------------------------------------
(In thousands except share and per share amounts)

reflected as liabilities. We adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:

We have completed an integrated audit of Corporate Property Associates 15 Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
New York, New York
March 15, 2005

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                       (In thousands except share amounts)

                                                              December 31,
                                                        -----------------------
                                                           2004         2003
                                                        ----------   ----------
                       ASSETS:

Real estate leased to others:
   Accounted for under the operating method:
      Land                                              $  392,445   $  145,549
      Buildings                                          1,350,377      737,913
                                                        ----------   ----------
                                                         1,742,822      883,462
      Less, accumulated depreciation                        47,756       18,725
                                                        ----------   ----------
                                                         1,695,066      864,737
      Net investment in direct financing leases            291,367      148,325
Intangible assets, net of accumulated amortization
   of $8,503 and $533 at December 31, 2004 and 2003        228,760       32,742
Assets held for sale                                        19,385           --
Real estate under construction                              25,115       61,270
Equity investments                                         180,479       83,984
Cash and cash equivalents                                  144,522      235,217
Marketable securities                                       32,150      111,000
Short-term investments                                          --       37,833
Other assets, net                                          101,552       64,044
                                                        ----------   ----------
      Total assets                                      $2,718,396   $1,639,152
                                                        ==========   ==========

         LIABILITIES, MINORITY INTEREST, AND
                SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                 $1,309,126   $  596,003
Notes payable                                                   --        4,061
Accrued interest                                             7,694        2,464
Due to affiliates                                            6,159        2,912
Accounts payable and accrued expenses                       10,661        6,907
Other liabilities                                           23,378           --
Prepaid and deferred rental income and security
      deposits, net of accumulated amortization of
      $653 and $172 at December 31, 2004  and 2003          66,122       38,504
Deferred acquisition fees payable to affiliate              34,650       24,005
Dividends payable                                           19,908       16,555
                                                        ----------   ----------
      Total liabilities                                  1,477,698      691,411
                                                        ----------   ----------
Minority interest                                          176,490       52,650
                                                        ----------   ----------
Commitments and contingencies
Shareholders' equity:
Common stock, $.001 par value; authorized 240,000,000
   shares; issued and outstanding, 126,009,926 and
   105,681,019 at December 31, 2004 and 2003                   126          106
Additional paid-in capital                               1,147,138      944,788
Dividend in excess of accumulated earnings                 (85,151)     (52,887)
Accumulated other comprehensive income                       6,189        3,255
                                                        ----------   ----------
                                                         1,068,302      895,262
Less, treasury stock at cost, 416,149 and 18,807
   shares at December 31, 2004 and 2003                     (4,094)        (171)
                                                        ----------   ----------
         Total shareholders' equity                      1,064,208      895,091
                                                        ----------   ----------
         Total liabilities, minority interest and
            shareholders' equity                        $2,718,396   $1,639,152
                                                        ==========   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                        CONSOLIDATED STATEMENTS of INCOME

              For the years ended December 31, 2004, 2003 and 2002
                (In thousands except share and per share amounts)

                                                       2004           2003          2002
                                                   ------------   -----------   -----------
Revenues:
   Rental income                                   $    131,452   $    65,912   $    11,372
   Interest income from direct financing leases          18,096         6,845         1,322
   Other operating income                                 9,991         6,363           253
                                                   ------------   -----------   -----------
                                                        159,539        79,120        12,947
                                                   ------------   -----------   -----------
Operating Expenses:
   Depreciation and amortization                         34,044        16,457         2,570
   General and administrative                             8,534         7,322         1,289
   Property expense                                      25,113        16,498         1,810
   Impairment charge on real estate                          --        24,000            --
                                                   ------------   -----------   -----------
                                                         67,691        64,277         5,669
                                                   ------------   -----------   -----------
      Income before interest income, minority
         interest, equity investments, interest
         expense and gains and losses                    91,848        14,843         7,278
Interest income                                           3,291         3,410         1,698
Minority interest in income                              (9,445)       (2,703)          (88)
Income from equity investments                           10,065         8,233         1,067
Interest expense                                        (57,579)      (25,961)       (4,188)
                                                   ------------   -----------   -----------
      Income (loss) from continuing operations
         before gains and losses                         38,180        (2,178)        5,767
Gains on foreign currency transactions, net               5,516         3,173            --
(Loss) gain on sale                                         (48)        2,757            --
                                                   ------------   -----------   -----------
      Income from continuing operations                  43,648         3,752         5,767
Discontinued operations:
(Loss) income from operations of discontinued
   properties                                              (240)          895            --
Gain on sale of real estate                                 478            --            --
Impairment charge on property held for sale              (5,000)           --            --
                                                   ------------   -----------   -----------
      (Loss) income from discontinued operations         (4,762)          895            --
                                                   ------------   -----------   -----------
      Net income                                   $     38,886   $     4,647   $     5,767
                                                   ============   ===========   ===========
Basic earnings (loss) per share:
   Earnings from continuing operations             $        .39   $       .05   $       .29
   (Loss) earnings from discontinued operations            (.05)          .01            --
                                                   ------------   -----------   -----------
      Net income                                   $        .34   $       .06   $       .29
                                                   ============   ===========   ===========
Weighted average shares outstanding - basic         112,766,233    78,939,049    19,720,070
                                                   ============   ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              For the years ended December 31, 2002, 2003 and 2004
                (In thousands except share and per share amounts)

                                                                       Dividends in    Accumulated
                                          Additional                     Excess of        Other
                                 Common     paid-in    Comprehensive    Accumulated   Comprehensive   Treasury
                                  stock     capital        income         Earnings        Income        Stock      Total
                                 ------   ----------   -------------   ------------   -------------   --------   ----------
   Balance at
      December 31, 2001                   $      200                     $    (69)                               $      131

39,946,488 shares issued $.001
   par, at $10 per share, net
   of offering costs              $ 40       355,764                                                                355,804

Dividends                                                                 (11,968)                                  (11,968)

Comprehensive Income:
Net income                                                  5,767           5,767                                     5,767
Other comprehensive income:
   Foreign currency
      translation adjustment                                1,061                         $1,061                      1,061
                                                          -------
                                                          $ 6,828
                                                          =======

Balance at                        ----    ----------                     --------         ------                 ----------
   December 31, 2002                40       355,964                       (6,270)         1,061                    350,795
                                  ----    ----------                     --------         ------                 ----------

65,695,724 shares issued $.001
   par, at $10 per share, net
   of offering costs                66       588,824                                                                588,890

Dividends                                                                 (51,264)                                  (51,264)

Purchase of treasury stock,
   18,807 shares                                                                                      $  (171)         (171)

Comprehensive Income:
Net income                                                $ 4,647           4,647                                     4,647
Other comprehensive income:
Foreign currency
   translation adjustment                                   2,194                          2,194                      2,194
                                                          -------
                                                          $ 6,841
                                                          =======

Balance at                        ----    ----------                     --------         ------      --------   ----------
   December 31, 2003               106       944,788                      (52,887)         3,255         (171)      895,091
                                  ----    ----------                     --------         ------      --------   ----------

20,328,907 shares issued $.001
   par, at $10 per share, net
   of offering costs                20       202,350                                                                202,370

Dividends                                                                 (71,150)                                  (71,150)

Purchase of treasury stock,
   397,342 shares                                                                                      (3,923)       (3,923)

Comprehensive Income:
Net income                                                $38,886          38,886                                    38,886
Other comprehensive income:
Unrealized appreciation on
   marketable securities                                      344                            344                        344
Unrealized loss on
   derivative instruments                                    (528)                          (528)                      (528)
Foreign currency translation
   adjustment                                               3,118                          3,118                      3,118
                                                          -------
                                                          $41,820
                                                          =======

Balance at                        ----    ----------                     --------         ------      --------   ----------
   December 31, 2004              $126    $1,147,138                     $(85,151)        $6,189      $(4,094)   $1,064,208
                                  ====    ==========                     ========         ======      ========   ==========

         The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Year Ended December 31,
                                                                       ---------------------------------
                                                                          2004        2003        2002
                                                                       ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                          $  38,886   $   4,647   $   5,767
   Adjustments to reconcile net income to net cash provided by operating activities:
      Loss (income) from discontinued operations, including
         impairment charge and gain on sale of real estate                 4,762        (895)         --
      Depreciation and amortization                                       34,849      16,664       2,582
      Equity income in excess of distributions received                     (632)     (1,190)         --
      Minority interest in income                                          9,445       2,703          88
      Straight-line rent adjustments                                      (5,210)     (5,012)       (245)
      Fees paid by issuance of stock to affiliate                          6,487       3,305         317
      Impairment charges on real estate                                       --      24,000          --
      Unrealized gain on foreign currency transactions                    (2,100)     (1,638)         --
      Loss (gain) on sale of real estate                                      48      (2,757)         --
      Realized gain on foreign currency transactions                      (3,416)     (1,535)         --
      Settlement proceeds assigned to lender                              (2,754)         --          --
      Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed in connection with
         acquisition of business operations (a) (b)                       10,369      16,349       4,824
                                                                       ---------   ---------   ---------
         Net cash provided by continuing operations                       90,734      54,641      13,333
         Net cash (used in) provided by discontinued operations              (13)        895          --
                                                                       ---------   ---------   ---------
         Net cash provided by operating activities                        90,721      55,536      13,333
                                                                       ---------   ---------   ---------
Cash flows from investing activities:
   Distributions from equity investments in excess of equity income        1,570         327       1,114
   Distributions of mortgage financing from equity investees                  --      24,162          --
   Purchase of short-term investments                                    (17,782)    (37,833)         --
   Redemption of short-term investments                                   55,615          --          --
   Purchases of securities                                               (39,125)   (146,995)    (71,350)
   Sales of securities                                                   130,125      50,995      56,350
   Acquisitions of real estate and equity investments and other
      capitalized costs (c)                                             (688,335)   (536,361)   (662,856)
   Value added taxes recoverable on purchases of real estate               5,134      (2,652)     (4,036)
   Payment of deferred acquisition fees                                   (3,253)         --          --
   Proceeds from sale of real estate                                      16,828       3,662      11,615
   Cash acquired in acquisition of business operations (f)                86,626          --          --
   Cash payments to shareholders of acquired company                    (231,826)         --          --
                                                                       ---------   ---------   ---------
         Net cash used in investing activities                          (684,423)   (644,695)   (669,163)
                                                                       ---------   ---------   ---------
Cash flows from financing activities:
   Proceeds from stock issuance, net of costs                             21,954     585,585     355,486
   Dividends paid                                                        (67,797)    (40,498)     (6,179)
   Proceeds from mortgages (d) (e)                                       495,954     194,680     359,189
   Proceeds from note payable                                                 --       3,862       3,622
   Prepayment of note payable                                             (3,862)     (3,622)         --
   Mortgage principal payments                                           (13,206)     (7,864)       (385)
   Distributions to minority partners                                     (6,900)     (3,737)       (235)
   Contributions from minority partners, net of distributions             76,720      17,659      28,340
   Deferred financing costs and mortgage deposits                           (163)     (2,424)     (4,512)
   Purchase of treasury stock                                             (3,923)       (171)         --
                                                                       ---------   ---------   ---------
         Net cash provided by financing activities                       498,777     743,470     735,326
                                                                       ---------   ---------   ---------
Effect of exchange rate changes on cash and cash equivalents               4,230       1,144          78
                                                                       ---------   ---------   ---------
         Net (decrease) increase in cash and cash equivalents            (90,695)    155,455      79,574

Cash and cash equivalents, beginning of year                             235,217      79,762         188
                                                                       ---------   ---------   ---------
Cash and cash equivalents, end of year                                 $ 144,522   $ 235,217   $  79,762
                                                                       =========   =========   =========

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                 (In thousands)

Non-cash investing and financing activities:

(a) Increase in due to affiliates excludes amounts which relate to the raising of capital (financing activities) pursuant to the Company's public offering. At December 31, 2002, the amount due to the Company's Advisor, W.
     P. Carey & Co. LLC, was $6,815.

(b) The Company assigned a security deposit of $10,462 to a lender which is included in other assets and prepaid rental income and security deposits, respectively, in 2002.

(c) Included in the cost basis of real estate and equity investments acquired in 2004, 2003 and 2002 are deferred acquisition fees payable to WPC of $13,899, $12,024 and $13,012, respectively.

(d) Net of $1,941 and $8,172 held back by lenders to fund escrow accounts in 2004 and 2003, respectively.

(e) In connection with acquiring properties in 2002, the Company assumed mortgage notes payable of $8,630.

(f) The merger with Carey Institutional Properties Incorporated ("CIP(R)") as described in Note 3 to the consolidated financial statements, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, a cash payment to CIP(R) shareholders who elected to redeem their shares and certain costs, as follows:

     Real estate accounted for under the operating method              $ 228,465
     Net investment in direct financing leases                           136,638
     Intangible assets                                                   106,641
     Equity investments                                                   94,251
     Investment in mortgage loan securitization                           11,999
     Other assets                                                          3,255
     Mortgage notes payable net (cost $205,572)                         (202,186)
     Amounts due to CIP(R)shareholders (1)                              (231,826)
     Other liabilities (2)                                               (24,161)
     Minority interest                                                   (35,497)
     Issuance of common stock                                           (174,205)
                                                                       ---------
        Cash acquired in acquisition of CIP(R)'s business operations   $  86,626
                                                                       =========

     As part of the merger, the Company issued 17,420,571 shares of common stock of the Company to shareholders of CIP(R) in exchange for 15,982,176 shares of common stock of CIP(R).

     (1) Consists of dividend payable of $90,913 and $140,913 for redemption of shares, both of which were paid in 2004.

     (2) Includes current and deferred fees of $6,385 and $5,108 payable to the Advisor (see Note 3 to the consolidated financial statements).

Supplemental cash flow information:

Interest paid, excluding capitalized interest, was $53,639 in 2004, $25,689 in 2003 and $3,319 in 2002, respectively. Capitalized interest was $3,298, $3,178 and $321 in 2004 , 2003 and 2002, respectively.

A dividend of $0.1585 per share for the quarter ended December 31, 2004 was declared in December 2004 and paid in January 2005.

         The accompanying notes are an integral part of the consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (Amounts in thousands, except share and per share amounts)

1. Organization:

Corporate Property Associates 15 Incorporated (the "Company") is a Real Estate Investment Trust ("REIT") that invests in commercial and industrial real estate leased to companies domestically and internationally. As of December 31, 2004, our portfolio consisted of 306 properties leased to 83 tenants and totaled more than 29 million square feet.

The Company was formed as a Maryland corporation on February 26, 2001. Between November 7, 2001 and November 8, 2002, we sold a total of 39,930,312 shares of common stock for gross proceeds of $399,303 in gross offering proceeds. Between March 20, 2003 and August 7, 2003, we completed an offering for an additional 64,687,294 shares of our common stock to the public, for gross proceeds of $646,873. We have used and will continue to use the proceeds of our two public offerings, combined with limited recourse mortgage debt, to acquire and own commercial and industrial properties. As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

2. Summary of Significant Accounting Policies:

BASIS OF CONSOLIDATION

The consolidated financial statements include the Company, its wholly owned subsidiaries and controlling majority-owned partnership interests. The Company is not the primary beneficiary of any variable interest entity ("VIE"). All material inter-entity transactions have been eliminated.

For acquisitions of an interest in an entity, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities" ("FIN 46(R)"). Entities that meet one or more of the criteria listed below are considered VIEs.

     - The Company's equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

     - The Company does not have the direct or indirect ability to make decisions about the entity's business;

     - The Company is not obligated to absorb the expected losses of the entity;

     - The Company does not have the right to receive the expected residual returns of the entity; and

     - The Company's voting rights are not proportionate to its economic interests, and substantially all of the entity's activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.

The Company consolidates the entities that are VIEs and the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary or the entity is not deemed a VIE and the Company's ownership is 50% or less and has the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company's share of earnings or losses, less distributions. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.

USE OF ESTIMATES

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year's financial statement presentation. Certain auction-rate securities have been reclassified from cash equivalents to marketable securities.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

Auction-rate securities are variable rate bonds tied to short-term interest rates with maturities on the face of the securities in excess of 90 days. Auction-rate securities have interest rate resets through a modified Dutch auction at predetermined short-term intervals. These securities trade at par value and are callable at par value on any interest payment date at the option of the issuer. Although these securities are issued and rated as long term bonds, they are priced and traded as short-term instruments because of the liquidity provided through the interest rate reset. The Company had historically classified these securities as cash equivalents if the period between interest rate resets was 90 days or less, which was based on its ability to either liquidate or roll the security over to the next reset period. Based on the Company's re-evaluation of the maturity dates associated with the underlying bonds, the Company has reclassified its auction-rate securities as short-term marketable securities for each period presented in the accompanying consolidated financial statements.

PURCHASE PRICE ALLOCATION

In connection with the Company's acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in prepaid and deferred rental income and security deposits in the accompanying financial statements.

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

The total amount of other intangibles are allocated to in-place lease values and tenant relationship intangible values based on management's evaluation of the specific characteristics of each tenant's lease and the Company's overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant's credit quality and the expectation of lease renewals among other factors. Third party appraisals or management's estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.

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

The value of in-place leases are amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles are amortized to expense over the initial and expected renewal terms of the leases but no amortization period for intangibles will exceed the remaining depreciable life of the building.

The purchase price allocation in connection with the merger with CIP(R) is described in Note 3.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

OPERATING REAL ESTATE

Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

REAL ESTATE UNDER CONSTRUCTION AND REDEVELOPMENT

For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and rentals received are recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.

CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. All of the Company's cash and cash equivalents at December 31, 2004 and 2003 were held in the custody of three financial institutions and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions. Similar investments that have a maturity of three months or more at the time of purchase are classified as short-term investments in the accompanying consolidated financial statements.

MARKETABLE SECURITIES

Marketable securities, which consist of an interest in collateralized mortgage obligations (see Note 9) and auction-rate securities, are classified as available for sale securities and reported at fair value, with the Company's interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized.

OTHER ASSETS

Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest method and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.

DEFERRED ACQUISITION FEES

Fees are payable for services provided by W.P. Carey & Co. LLC (the "Advisor"), an affiliate, to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees are deferred and are payable in annual installments, with each installment equal to ..50% of the purchase price of the properties, over no less than four years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the Preferred Return (see Note 4).

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of December 31, 2004 and 2003, accumulated other comprehensive income reflected in the shareholders' equity is comprised of the following:

                                                        As of December 31,
                                                        ------------------
                                                           2004     2003
                                                          ------   ------
Unrealized appreciation on marketable securities          $  344   $   --
Unrealized loss on derivative instruments                   (528)      --
Foreign currency translation adjustment                    6,373    3,255
                                                          ------   ------
Accumulated other comprehensive income                    $6,189   $3,255
                                                          ======   ======

TREASURY STOCK

Treasury stock is recorded at cost.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

REAL ESTATE LEASED TO OTHERS

Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2004, lessees were responsible for the direct payment of real estate taxes of approximately $14,555.

The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. No lessee currently represents 10% or more of total leasing revenues. Substantially all of the Company's leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index ("CPI") or sales overrides. Rents from sales overrides (percentage rents) are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.

The leases are accounted for under either the direct financing or operating methods. Such methods are described below (see Notes 5 and 6, respectively):

Direct financing method - Leases accounted for under the direct financing method are recorded at their net investment (see Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company's net investment in the lease.

Operating method - Real estate is recorded at cost less accumulated depreciation, minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred (see Note 5).

On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the real estate operations have a limited number of lessees, the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely use statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables that typically ranges between 0.25% and 1.25% of lease revenues (rental income and interest income from direct financing leases) and will measure its allowance against actual rent arrearages and adjust the percentage applied. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee's circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee's ability to meet its lease obligations. For the years ended December 31, 2004 and 2003, the allowance for uncollected rents was $2,002 and $182, respectively.

DEPRECIATION

Depreciation is computed using the straight-line method over the estimated useful lives of the properties - generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.

IMPAIRMENTS

When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of the residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company's current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and are subsequently adjusted for the Company's proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company's opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. Accordingly, the initial assessment may be greater or less than the purchase price subsequently committed to and may result in a further adjustment to the fair value of the property. If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

FOREIGN CURRENCY TRANSLATION

The Company consolidates its real estate investments in France, Ireland, Belgium, Finland and the United Kingdom and owns an interest in property in Germany. The functional currencies for these investments are the Euro and the British Pound. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders' equity. As of December 31, 2004 and 2003, the cumulative foreign currency translation adjustment gain was $6,373 and $3,255, respectively.

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date) whichever is later, realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company's financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder's equity.

Foreign currency intercompany transactions with subsidiaries that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized gains of $2,100 and $1,638 from such transactions in the years ended December 31, 2004 and 2003, respectively. In the years ended December 31, 2004 and 2003, the Company recognized realized gains of $3,416 and $1,535, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company. No such realized or unrealized gains were recognized in 2002.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

DERIVATIVE INSTRUMENTS

The Company accounts for its derivative instruments in accordance with FASB No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended ("FAS 133"). The Company has an interest rate swap instrument on a variable rate loan which has a notional amount of $23,646 as of December 31, 2004. The interest rate swap is a derivative instrument designated as a cash flow hedge which allows the Company to limit its exposure to interest rate movements. Changes in the fair value of the interest swap agreement are included in other comprehensive income (loss). The interest rate swap was entered into in 2004 and at December 31, 2004 reflected an unrealized loss of $528.

ASSETS HELD FOR SALE

Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 18).

If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, (b) the fair value at the date of the subsequent decision not to sell, or (c) the current carrying value.

The Company recognizes gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.

FEDERAL INCOME TAXES

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax with respect to that portion of its income which meets certain criteria and is distributed annually to the shareholders. Accordingly, no provision for federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal income tax. The Company is subject to certain state, local and foreign taxes. Provision for such taxes has been included in general and administrative expenses in the Company's Consolidated Statements of Income.

EARNINGS PER SHARE

The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity" ("FAS 150"). FAS 150 establishes standards to classify as liabilities certain financial instruments that are mandatorily redeemable or include an obligation to repurchase and expands financial statement disclosure requirements. Such financial instruments will be measured at fair value with changes in fair value included in the determination of net income. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

In November 2003, the FASB issued FASB Staff Position 150-3 ("FSP 150-3"), which defers the classification and measurement provisions of FAS 150 indefinitely as they apply to mandatorily redeemable non-controlling interests associated with finite-lived entities. The Company has an interest in one limited partnership that is consolidated and

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

that is considered a mandatorily redeemable controlling interest with a finite life As a result of the deferral provisions of FSP 150-3, this minority interest has not been reflected as a liability. The Company adopted FAS 150 in July 2003 and it did not have a significant impact on our consolidated financial statements.

3. Business Combination with Carey Institutional Properties Incorporated:

On September 1, 2004, a subsidiary of the Company and Carey Institutional Properties Incorporated ("CIP(R)"), an affiliated real estate investment trust managed by W. P. Carey & Co. LLC, the Company's advisor ("Advisor"), completed a merger ("Merger") pursuant to a Merger agreement dated June 4, 2004 between the companies. The Merger provided a liquidation option for CIP(R) shareholders and provided for the continued growth and enhancement of the Company's investment portfolio. Under the terms of the Merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on August 24, 2004, the Company's subsidiary is the surviving company. The total purchase price for CIP(R) was $519,477, which is comprised of 17,420,571 ($174,206 based on $10 per share) shares of the Company's common stock, $140,913 in consideration for CIP(R) shareholders who redeemed their interests, fair value of debt assumed of $202,186 and transaction costs of $2,172. Prior to the completion of the Merger, CIP(R)'s interests in certain real estate assets that did not meet the investment objectives of the Company were sold to the Advisor.

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

The Company has accounted for the Merger under the purchase method of accounting. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CIP(R) shareholders. The amounts due to former CIP(R) shareholders were paid prior to September 30, 2004. The results of operations for the year ended December 31, 2004 include CIP(R) for the period from September 1, 2004 to December 31, 2004.

In connection with evaluating the fair value of real estate interests acquired, the Company assigned a portion of the value to both tangible assets and intangible assets. Intangible assets consist of values attributable to above-market and below-market leases, in-place lease intangibles and tenant relationships. As more fully described in Note 2, the allocation of value to tangible and intangible assets is based on certain critical accounting estimates. The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting the Company's assessment of the risk associated with the lease acquired. In-place lease and tenant relationship values are based on the specific characteristics of each lease and estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The fair values of the interest in the mortgage loan securitization and mortgage notes payable were determined using cash flow models and assumptions about market interest rates at or near the date of the Merger. Substantially all of the other assets acquired and liabilities assumed approximated their stated values and are short-term in nature.

4. Agreements and Transactions with Related Parties:

In connection with performing management services on behalf of the Company, the Advisory Agreement between the Company and the Advisor provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of Average Invested Assets, as defined in the Advisory Agreement. The performance fee is

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands, except share and per share amounts

subordinated to the Preferred Return, a cumulative non-compounded dividend return of 6%. The Advisor has elected at its option to receive the performance fee in restricted shares of common stock of the Company rather than cash. Effective in 2005, the Advisory Agreement was amended to allow the Advisor to elect to receive restricted stock for any fee due from the Company. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. For the years ended December 31, 2004, 2003 and 2002, the Company incurred asset management fees of $7,881, $4,161 and $737, respectively, with performance fees in like amounts. For the years ended December 31, 2004, 2003 and 2002, the Company incurred personnel reimbursements of $2,869, $1,163 and $193, respectively. Asset management fees and personnel reimbursement costs are included in property expense and general and administrative expenses, respectively, in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the Preferred Return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions that were completed in 2004, 2003 and 2002, current fees were $17,373, $15,030 and $16,265, respectively and deferred fees were $13,899, $12,024 and $13,012, respectively. An annual installment of deferred fees was paid to the Advisor in January 2004.

The Advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% Guidelines (the greater of 2% of Average Invested Assets or 25% of Net Income) as defined in the Advisory Agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% Guidelines, the Advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the Independent Directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the Advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company's operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the cost of significant litigation that is not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the Advisor and Independent Directors, is made at the sole discretion of the Independent Directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the Advisor to reimburse the Company.

The Company owns interests in limited partnerships and limited liability companies which range from 30% to 65% and a 64% interest in a jointly controlled tenancy-in-common which owns two properties subject to a master net lease. The remaining interests in the limited partnerships and tenancy-in-common are owned by affiliates.

The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, which has a term through 2016, the Company's share of rental occupancy and leasehold improvement costs is based on gross revenues. Expenses of $471 and $136 were incurred in 2004 and 2003, respectively. The Company's share of aggregate future minimum lease payments as of December 31, 2004 is $9,906.

5. Real Estate Leased to Others Accounted for Under the Operating Method:

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable operating leases are as follows:

Year ended December 31,
-----------------------
2005                      $  164,957
2006                         165,755

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands except share and per share amounts

2007                         166,023
2008                         166,552
2009                         167,191
Thereafter through 2028    1,541,448

Contingent rents (including CPI-based increases) were approximately $798 and $77 in 2004 and 2003, respectively. No contingent rents were realized in 2002.

6. Net Investment in Direct Financing Leases:

Net investment in direct financing leases is summarized as follows:

                                  December 31,
                              -------------------
                                2004       2003
                              --------   --------
Minimum lease payments
   receivable                 $515,594   $342,603
Unguaranteed residual value    229,585    128,003
                              --------   --------
                               745,179    470,606
Less: unearned income          453,812    322,281
                              --------   --------
                              $291,367   $148,325
                              ========   ========

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, under non-cancelable direct financing lease are as follows:

Year ended December 31,
-----------------------
2005                      $ 26,941
2006                        27,058
2007                        27,178
2008                        26,963
2009                        27,199
Thereafter through 2033    380,255

Contingent rents (including CPI-based increases) were approximately $358 and $10 in 2004 and 2003, respectively. No contingent rents were realized in 2002.

7. Equity Investments:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; True Value Company; Hologic, Inc., Starmark Camhood LLC., Actuant Corporation, Marriott International, Inc. ("Marriott"), Advanced Micro Devices, Inc. ("AMD"), CompuCom Systems, Inc. ("CompuCom"), The Upper Deck Co. ("Upper Deck") and Del Monte Corporation ("Del Monte"). The interests in the Marriott, AMD, CompuCom, Upper Deck and Del Monte properties were acquired in connection with the Merger.

Summarized combined financial information of the equity investees is as follows:

                                                      December 31,
                                                  -------------------
                                                    2004       2003
                                                  --------   --------
Assets (primarily real estate)                    $763,997   $450,586
Liabilities (primarily mortgage notes payable)     451,998    265,972
                                                  --------   --------
Partners' and members' capital                    $311,999   $184,614
                                                  ========   ========
Company's share of equity investees' net assets   $180,479   $ 83,984
                                                  ========   ========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2004       2003       2002
                                                  --------   --------   -------
Revenues (primarily rental income and
   interest income from direct financing
   leases)                                        $ 84,612   $ 43,749   $10,795
Expenses (primarily interest on mortgages
   and depreciation)                               (45,799)   (25,619)   (6,064)
                                                  --------   --------   -------
   Net income                                     $ 38,813   $ 18,130   $ 4,731
                                                  ========   ========   =======
Company's share of net income from equity
   investments                                    $ 10,065   $  8,233   $ 1,067
                                                  ========   ========   =======

8. Acquisitions of Real Estate and Real Estate Interests:

A summary of the properties and investments acquired during 2004 is as follows:

                                                                                                ORIGINAL    ANNUAL
                                                                                     INITIAL    MORTGAGE     DEBT
                                                                                     ANNUAL    FINANCING   SERVICE      DATE
            LEASE OBLIGOR:                 COST                LOCATION             RENT (1)      (1)        (1)      ACQUIRED
            --------------               --------              --------             --------   ---------   -------   ---------
TietoEnator plc. (2)(3)                  $ 97,370   Espoo, Finland                   $ 6,985    $ 70,739   $ 4,327    7/8/2004
Thales S.A.(2)(4)                         103,200   Guyancourt, Conflans,              9,715      76,835     5,774   7/26/2004
                                                       Laval, Ymare and                                                    and
                                                       Aubagne, France                                                8/3/2004
Grande Communications Networks, Inc.        1,361   San Marcos, TX                       140          --        --   6/24/2004
Shaklee Corporation                        32,461   Pleasanton, CA                     2,679      18,800     1,557   5/26/2004
Oriental Trading Company, Inc.(5)          31,000   La Vista, NE                       2,728      16,400        --    5/7/2004
Mercury Partners, LP and U-Haul Moving                 78 locations in the United
   Partners, Inc.(6)                      312,445      States                         28,541     183,000    14,758   4/29/2004
Worthington Precision Metals, Inc.          7,168   Mentor, OH and Franklin, TN          788       4,600       381   4/14/2004
World Airways, Inc.                         8,699   Peachtree City, GA                   853       5,500       502   3/26/2004
UTI Holdings, Inc.                         22,815   Rancho Cucamonga, CA               1,936      14,000     1,110    2/6/2004
Affina Corporation                         12,565   Peoria, IL                         1,254          --        --    1/8/2004
Regie des Batiments(2)                     12,120   Mons, Belgium                      1,269      11,231       799    1/2/2004
Plumbmaster, Inc.                           9,843   Concord Township, PA and             855       6,300       522    1/2/2004
                                                    Oceanside, CA

(1) Amounts are shown at 100% for properties and investments where the Company has a controlling interest and less than 100% ownership interest.

(2)  Based on the applicable exchange rates on the dates of acquisition.

(3)  The Company owns a controlling 60% interest.

(4)  The Company owns a controlling 65% interest.

(5) Build-to-suit commitment. The Company has obtained a loan facility of $16,400 which may be drawn upon to fund construction of the property. The initial annual rent is based on estimated construction costs of $31,000 and will commence when construction is completed. Initial annual rent may be adjusted if actual construction costs are different from the estimate.

(6) The Company owns a controlling 57.69% interest, and received from the tenant a security deposit of $22,849, which is included in Other Liabilities.

A summary of the properties and investments acquired during 2003 is as follows:

                                                                                    Original
                                                                  Initial Annual    Mortgage   Annual Debt     Date(s)
       Lease Obligor:            Cost           Location               Rent        Financing     Service      Acquired
       --------------          -------          --------          --------------   ---------   -----------   ----------
Insulated Structures           $22,021   Birmingham, UK               $1,698        $15,283       $  798      1/28/2003
Investments Limited (1)

WNA American Plastic             6,545   Chattanooga, TN                 637             --           --      2/12/2003

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

            Amounts in thousands except share and per share amounts

   Industries, Inc.
WinCup Holdings, Inc.           15,602   Mooresville, NC               1,460          9,500          838      2/25/2003

   Pemstar, Inc.                12,565   Rochester, MN                 1,278          7,500          664      3/28/2003
Gestamp Alabama, Inc.           15,707   McCalla, AL                   1,575          8,500          712      3/28/2003
MediMedia USA, Inc.             23,979   Yardley, PA                   2,111         14,000        1,072       4/1/2003
Qualceram Shires plc (1)        35,213   England, Northern             2,759         23,171        1,988      4/29/2003
                                         Ireland and Ireland
Lillian Vernon Corporation      38,743   Virginia Beach, VA            3,848         24,000        2,108       7/2/2003
Qualserv Corporation             6,492   Fort Smith, AR                  667             --           --      7/31/2003
Grande Communications           13,822   Corpus Christi,               1,379          7,550          687       8/7/2003
   Networks, Inc.                        Odessa, San Marcos
                                         and Waco, TX
Dick's Sporting Goods, Inc.     22,089   Cheektowaga, NY,              2,257          8,200          760       8/8/2003
                                         Greenwood, IN and
                                         Freehold, NJ
Kerr Group, Inc.                14,764   Jackson, TN and               1,331          8,460          739      8/13/2003
                                         Bowling Green, KY
American Pad & Paper LLC        16,126   Holyoke and                   1,579          9,400          764      8/26/2003
                                         Westfield, MA,
                                         Mattoon, IL and
                                         Morristown, TN
Life Time Fitness, Inc.         44,921   Rochester Hills and           4,247         27,000        2,174      9/30/2003
                                         Canton, MI
Precise Technology, Inc.        29,319   Excelsior Springs, MO;        2,640         17,200        1,524     10/30/2003
                                         St. Petersburg, FL;
                                         West Lafayette, IN;
                                         North Versailles
                                         Township, PA and
                                         Buffalo Grove, IL
Insulated Structures            10,715   West Midlands, United           713          6,223          452     11/4/2003
   Investments Limited (1)               Kingdom
Starmark Camhood II LLC         28,272   Atlanta, GA and Bel           2,633         15,500        1,226     11/7/2003
                                         Air, MD
Berry Plastics Corporation      36,649   Alsip, IL, Geddes, NY         2,960         21,200        1,756     11/20/2003
                                         and Tolleson, AZ
Sportsrack LLC                  11,518   Shelby and Port Huron,        1,045          7,400          617     11/24/2003
                                         MI
Carrefour France, SAS (1)       20,634   Nimes, France                 1,921         16,750          251     11/27/2003
Actuant Corporation (1)(2)      16,690   Kahl am Main,                 1,602         11,233          939     12/11/2003
                                         Germany
   24 Hour Fitness USA, Inc.     9,766   Englewood, CO                   914          6,300          584     12/22/2003

Equity Investments Acquired:

                                                          Initial Annual
                                                            Contractual     Mortgage   Annual Debt    Date(s)
        Lease Obligor:           Cost       Location            Rent       Financing     Service     Acquired
        --------------         -------      --------      --------------   ---------   -----------   --------
Starmark Camhood LLC(3)        $78,324   15 health club       $8,040        $47,652       $4,441     2/7/2003
                                         facilities

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

     (1)  Based on the applicable exchange rates on the dates of acquisition.

     (2) In May 2004, the Company sold a 49.99% interest in this property to CPA(R):16-Global and reclassified its remaining 50% interest in the limited partnership which owns the property to the equity method of accounting. Amounts represent 100%.

     (3)  Amounts shown represent the Company's 44% interest.

9.   Interest in Mortgage Loan Securitization:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust mortgage securitization, acquired in September 2004 in connection with the Merger, as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders' equity. As of December 31, 2004, the fair value of the Company's interest was $12,150, reflecting an unrealized gain of $284 and net amortization of $133. The fair value of the Company's interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

                              Fair Value as of December 31, 2004   1% Adverse Change   2% Adverse Change
                              ----------------------------------   -----------------   -----------------
Fair value of the interests                 $12,150                     $11,588             $11,061

The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

10.  Intangibles:

In connection with its acquisition of properties, including properties acquired from CIP(R), the Company has recorded net lease intangibles of $218,207 which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                                           DECEMBER 31, 2004   DECEMBER 31, 2003
                                           -----------------   -----------------
Lease intangibles
In-place lease                                  $139,514            $19,958
Tenant relationship                               27,927             10,236
Above-market rent                                 69,822              3,081
Less: accumulated amortization                    (8,503)              (533)
                                                --------            -------
                                                $228,760            $32,742
                                                --------            -------
Below-market rent                               $(19,056)           $(7,338)
Less: accumulated amortization                       653                172
                                                --------            -------
                                                $(18,403)           $(7,166)
                                                ========            =======

Net amortization of intangibles was $7,370 and $361 for the years ended December 31, 2004 and 2003, respectively. Scheduled net amortization of intangibles for each of the next five years is $15,844 annually.

11.  Disclosure About Fair Value of Financial Instruments:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

The Company's mortgage notes payable had a carrying value of $1,309,126 and $596,003 and a fair value of $1,313,144 and $578,096 at December 31, 2004 and
2003, respectively. The Company's marketable securities, including the interest in the Carey Commercial Mortgage Trust acquired in September 2004, had a carrying value of $31,999 and $111,000 and a fair value of $32,150 and $111,000 at December 31, 2004 and 2003, respectively. The Company's minority interests had a carrying value of $62,908 and $28,500 and a fair value of $57,798 and $27,003 at December 31, 2004 and 2003, respectively. The carrying values of other assets and liabilities approximated their fair values at December 31, 2004 and 2003. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rates risks.

12.  Mortgage Notes Payable:

Mortgage notes payable, all of which are limited recourse obligations, are collateralized by the assignment of various leases and by real property with a carrying value of approximately $1,924,010. As of December 31, 2004, mortgage notes payable had fixed annual interest rates ranging from 5.09% to 10.00% and a variable interest rate of 3.624%.

Scheduled principal payments during each of the five years following December 31, 2004 and thereafter are as follows:

Year Ending December 31,       Total Debt   Fixed Rate Debt   Variable Rate Debt
------------------------       ----------   ---------------   ------------------
2005                           $   23,864      $   23,630          $   234
2006                               26,245          25,978              267
2007                               28,891          28,557              334
2008                               31,388          31,054              334
2009                               70,070          69,736              334
Thereafter through 2032         1,128,668       1,119,335            9,333
                               ----------      ----------          -------
Total                          $1,309,126      $1,298,290          $10,836
                               ==========      ==========          =======

13.  Dividends:

Dividends paid to shareholders consist of ordinary income, return of capital, capital gains or a combination thereof for income tax purposes. The Company paid its first dividend in April 2002. For the three years ended December 31, 2004, 2003 and 2002, dividends per share reported for tax purposes were as follows:

                    2004   2003   2002
                    ----   ----   ----
Ordinary income     $.40   $.42   $.45
Return of capital    .19    .20     --
Capital gains        .04     --     --
                    ----   ----   ----
                    $.63   $.62   $.45
                    ====   ====   ====

14.  Derivative Instrument:

In 2004, the Company obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $23,646 as of December 31, 2004 and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At December 31, 2004, the interest rate swap had a fair value liability of $528 and was included in other liabilities. The change in net unrealized losses of $528 for the year ended December 31, 2004 for this cash flow hedge is included in accumulated other comprehensive income in shareholders' equity.

15.  Commitment and Contingencies:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

As of December 31, 2004, the Company was not involved in any material litigation.

In March 2004, following a broker-dealer examination of Carey Financial Corporation ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, by the staff of the Securities and Exchange Commission ("SEC"), Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of the Company, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the "Phase I Offering"), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the "Phase II Offering") became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the SEC pursues these allegations, or if affected investors of the Company bring a similar private action, the Company might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by the Company, Carey Financial would be required to return to the Company the commissions paid by the Company on purchases actually rescinded. Further, as part of any action against the Advisor, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of the Advisor, Carey Financial or the REITs managed by WPC, including the Company cannot be predicted at this time. There can be no assurance that the effect, if any, would not be material.

The staff also alleged in the March 2004 letter that the prospectus delivered with respect to the Phase I Offering contained material misrepresentations and omissions in violation of Section 17 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in that the prospectus failed to disclose that (i) the proceeds of the Phase I Offering would be used to advance commissions and expenses payable with respect to the Phase II Offering, and (ii) the payment of dividends to Phase II shareholders whose funds had been held in escrow pending effectiveness of the registration statement resulted in significantly higher annualized rates of return than were being earned by Phase I shareholders. Carey Financial has reimbursed the Company for the interest cost of advancing the commissions that were later recovered by the Company from the Phase II Offering proceeds.

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of the Company during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with the Company and other REITs managed by the Advisor, as well as the disclosure of such arrangements. At that time the Advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the Advisor, Carey Financial, and REITs managed by the Advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Advisor, Carey Financial or any REIT managed by the Advisor in connection with the distribution of REITs managed by the Advisor or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated, CIP(R), CPA(R): 12, CPA(R): 14, and the Company), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including the Company. The Advisor is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

The Advisor, Carey Financial and the REITs, including the Company, are cooperating fully with this investigation and are in the process of providing information to the Enforcement Staff in response to the subpoenas and requests. Although no regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, it is possible that the SEC may pursue an action against either the Advisor or Carey Financial in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Advisor and the REITs managed by the Advisor, including the Company.

16.  Impairment Charge on Real Estate:

In June 2002, the Company purchased land and building in Tulsa, Oklahoma and entered into a net lease with Fleming Companies, Inc. ("Fleming"). Fleming declared bankruptcy on April 1, 2003, and on August 31, 2003, Fleming's termination of its lease with the Company was approved by the bankruptcy court at which time Fleming vacated the property. In connection with the termination of the lease, the Company wrote down the property to its estimated fair value and recognized an impairment charge of $24,000 in 2003. This property has been vacant for an extended period due to difficulties encountered in remarketing the property as a result of its special purpose nature.

In December 2004, the Company entered into an agreement to sell a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. In connection with the proposed sale, the property has been reclassified to assets held for sale of $19,385 and an impairment charge of $5,000 has been recognized in 2004. See Note 18 for additional information on discontinued operations.

17.  Sale of Interest in French Properties:

In December 2002, the Company purchased, in two separate transactions, 13 properties, seven leased to affiliates of Carrefour France, S.A. ("Carrefour") and six leased to S.A. Medica France ("Medica"). The total cost for the properties was $147,294 (based on the exchange rates as of the purchase dates) and was financed with limited recourse mortgage loans of $120,842. On March 12, 2003, the Company sold a 35% interest in the limited liability company that owns the Medica and Carrefour properties to CPA(R):12. The purchase price was based on the appraised value of the properties adjusted for capitalized costs incurred since the acquisitions including fees paid to the Advisor, net of mortgage debt. Based on the formula, CPA(R):12 paid the Company $11,916 and assumed $1,031 of the Company's deferred acquisition fee payable to an affiliate.

In connection with the sale of the 35% interests, the Company recognized a gain on sale of $961 of which $672 is attributable to foreign currency gains as a result of changes in rates from the dates of the initial purchases of the properties and $305 is attributable to depreciation for the period from the dates of the initial purchases of the properties through March 12, 2003, the date of the sale of the 35% interest, less $16 attributable to costs incurred in connection with completing the sale.

In connection with the purchase of another Carrefour property on November 27, 2003, the Company and CPA(R):12 reduced their overall interests in subsidiaries that own the Carrefour properties to 50.375% and 27.125%, respectively, by selling a 22.5% interest to the Advisor for $8,689. After the sale of the interests in the Carrefour properties, the Company retained a 50.375% interest in the properties. The Advisor's purchase price was based on a third party appraisal of the Carrefour properties.

In connection with the sale, the Company recognized a gain of $2,933 (net of a portion of the gain allocable to CPA(R):12), of which $2,106 is attributable to the appreciation in the properties, $465 is attributable to foreign currency gains as a result of changes in foreign exchange rates and $362 is attributable to depreciation recorded at the properties.

18.  Discontinued Operations:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations and gain or loss on sales of real estate for properties sold or held for sale are to be reflected in the consolidated statements of operations as "Discontinued Operations" for all periods presented.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

In December 2004, a property in Rantoul, Illinois leased to Bell Sports Inc. ("Bell Sports") was sold for approximately $11,041, net of selling costs, and the Company recognized a gain on sale of $478. The Bell Sports property was acquired on September 1, 2004 in connection with the Merger.

The Company entered into an agreement in December 2004 to sell its vacant property in Miami, Florida formerly leased to Transworld Center, Inc. The property has been vacant since November 2003 when Transworld notified the Company of its decision not to occupy the property. In connection with the anticipated sale which is subject to the proposed seller's completion of its due diligence procedures, the property has been reclassified as an asset held for sale and an impairment charge of $5,000 has been recognized to reduce the property's carrying value to an amount which approximates the sales price less estimated costs to sell.

The results of operations of the Bell Sports and Transworld properties are included in discontinued operations and summarized as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                               2004    2003
                                                             -------   ----
Revenues (primarily rental revenues and
   miscellaneous income)                                     $ 1,109   $895
Expenses (primarily interest on mortgages,
   depreciation and property expenses)                        (1,349)    --
Impairment charge on real estate                              (5,000)    --
Gain on sale of real estate                                      478     --
                                                             -------   ----
   (Loss) income from discontinued operations                $(4,762)  $895
                                                             =======   ====

As a result of classifying properties as held for sale, no depreciation has been incurred from the date of reclassification. The effect of suspending depreciation expense was $51 in 2004. There was no effect in 2003 and 2002.

19.  Segment Information:

The Company has determined that it operates in one business segment with domestic and foreign investments. The Company acquired its first foreign real estate investments in December 2002.

For 2004, geographic information for the real estate operations segment is as follows:

                                            Domestic    Foreign (1)      Total
                                           ----------   -----------   ----------
Revenues                                   $  120,016    $ 39,523     $  159,539
Operating expenses                            (55,019)    (12,672)       (67,691)
Income from equity investments                  9,889         176         10,065
Interest expense, net                         (38,060)    (16,228)       (54,288)
Other, net (2)                                 (3,965)        (12)        (3,977)
                                           ----------    --------     ----------
Income from continuing operations          $   32,861    $ 10,787     $   43,648
                                           ==========    ========     ==========

Total assets                               $2,120,272    $598,124     $2,718,396
Total long-lived assets                     1,850,051     570,736      2,420,787

For 2003, geographic information for the real estate operations segment is as follows:

                                              Domestic   Foreign (3)     Total
                                              --------   -----------   --------
Revenues (4)                                  $ 58,904    $ 20,216     $ 79,120
Operating expenses (4)                         (57,485)     (6,792)     (64,277)
Income from equity investments                   8,233          --        8,233
Interest expense, net                          (14,801)     (7,750)     (22,551)

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

Other, net (2)                       3,227         --        3,227
                                ----------   --------   ----------
(Loss) income from continuing   $   (1,922)  $  5,674   $    3,752
                                ==========   ========   ==========
operations

Total assets                    $1,333,860   $305,292   $1,639,152
Total long-lived assets            910,405    280,653    1,191,058

For 2002, geographic information for the real estate operations segment is as follows:

                                    Domestic   Foreign (5)     Total
                                    --------   -----------   --------
Revenues (4)                        $ 12,499    $    448     $ 12,947
Operating expenses (4)                (5,489)       (180)      (5,669)
Income from equity investments         1,067          --        1,067
Interest expense, net                 (2,276)       (214)      (2,490)
Other, net (2)                           (88)         --          (88)
                                    --------    --------     --------
Income from continuing operations   $  5,713    $     54     $  5,767
                                    ========    ========     ========

Total assets                        $633,824    $172,474     $806,298
Total long-lived assets              514,307     159,651      673,958

(1) Consists of operations in France, Finland, the United Kingdom, Belgium, Ireland and Germany.

(2) Consists of minority interest in income, gains on foreign currency transactions and (loss) gain on sales.

(3)  Consists of operations in France, the United Kingdom, Ireland and Germany.

(4) Amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and operating expenses line items above, respectively.

(5)  Consists of operations in France.

20. Selected Quarterly Financial Data (unaudited):

                                                          Three Months Ended
                               -----------------------------------------------------------------------
                               March 31, 2004   June 30, 2004   September 30, 2004   December 31, 2004
                               --------------   -------------   ------------------   -----------------
Revenues                           $30,352         $33,126            $44,906             $51,155
Operating expenses                  12,426          13,796             19,077              22,392
Net income                          11,604           8,502             11,418               7,362
Earnings per share - basic             .11             .08                .10                 .05
Dividends declared per share         .1569           .1572              .1580               .1585

                                                               Three Months Ended
                                    -----------------------------------------------------------------------
                                    March 31, 2003   June 30, 2003   September 30, 2003   December 31, 2003
                                    --------------   -------------   ------------------   -----------------
Revenues (1)                            $15,619         $18,646           $ 21,499             $23,356
Operating expenses (1)                    7,232           9,240             36,612              11,193
Net income (loss)                         5,492           5,631            (19,035)             12,559
Earnings (loss) per share - basic           .14             .08               (.20)                .04
Dividends declared per share              .1550           .1562              .1565               .1567

(1) 2003 amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and expenses line items above, respectively.

21. Pro Forma Financial Information (unaudited):

The following consolidated pro forma financial information for the years ended December 31, 2004 and 2003 has been presented as if significant acquisitions of properties in 2003 and 2004 including properties acquired in connection with the Merger, and any related mortgage financing (including mortgage obligations assumed in the Merger) had occurred on January 1, 2003.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             Amounts in thousands except share and per share amounts

The pro forma adjustments do not include pro forma adjustments for the Bell Sports property, acquired in the Merger and subsequently classified to discontinued operations, which was sold in 2004. The pro forma financial information is not necessarily indicative of what the actual results would have been, nor does it purport to represent the results of operations for future periods.

                                FOR THE YEAR ENDED DECEMBER 31,
                                -------------------------------
                                        2004       2003
                                      --------   --------
Pro forma total revenues              $201,296   $186,640
Pro forma net income                    40,689     18,370
Pro forma earnings per share:
   Basic                              $    .33   $    .14

The pro forma net income and earnings per share figures for the year ended December 31, 2003 presented above include a non-recurring, non-cash impairment loss on real estate of $24,000, realized and unrealized gains on foreign currency transactions of $3,173 and a gain on sale of real estate of $2,757. The pro forma net income and earnings per share figures for the year ended December 31, 2004 presented above include realized and unrealized gains on foreign currency transactions of $5,516, a loss on sale of real estate of $48 and an impairment charge on property held for sale from discontinued operations. For pro forma purposes, the Company's interest income, other than interest earned from a mortgage security acquired in the Merger, has been eliminated based on an assumption that substantially all cash proceeds from its public offering, which concluded in 2003, have been or will be invested in real estate. The Company will likely earn interest on cash generated from operations; however, it is not practicable to make assumptions as to how much interest income would have been earned on such funds during the pro forma periods presented.


22. Subsequent Events:

On January 3, 2005, the Company and CPA(R):16 - Global, through 60% and 40% interests, respectively, in a limited liability company, acquired land and buildings in Helsinki, Finland for $113,287 (based on the exchange rate of the Euro on the date of acquisition), and entered into a net lease with Pohjola Non-Life Insurance Company. The lease has an initial term of 10 years and 5 months with a 5-year minimum renewal option and provides for initial annual rent of $8,128. The lease provides for annual rent increases based on the Finnish CPI. In connection with the purchase, the limited liability company obtained a limited recourse mortgage loan of $84,663 with a 10-year term and a fixed annual interest rate of 4.59% through February 2007 and 4.57% thereafter through the remainder of the loan term.

On February 28, 2005, the Company and CPA(R):16-Global, through 75% and 25% interests, respectively, in a limited liability company, entered into a purchase and sale agreement with Hellweg Die Profi-Baumarkte GMBH to purchase up to 16 properties in Germany for up to $166,345 (based on the exchange rate of the Euro as of the date of the agreement), subject to certain due diligence procedures and negotiations with the proposed lessees. There is no assurance that this purchase will be completed, and, if completed, that the actual terms will not differ from the proposed terms. To the extent that all 16 properties are purchased, initial annual rent will be $13,597. In the event that the purchase is completed, the Company intends to seek to obtain limited recourse mortgage financing of approximately $115,223.

MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

There is no established public trading market for the Shares of the Company. As of December 31, 2004, there were 42,359 holders of record of the Shares of the Company.

DIVIDENDS

The Company is required to distribute annually 90% of its Distributable REIT Taxable Income to maintain its status as a REIT. Quarterly dividends declared by the Company for the past two years are as follows:

Cash Dividends Declared Per Share

                  2004     2003
                 ------   ------
First quarter    $.1569   $.1550
Second quarter    .1572    .1562
Third quarter     .1580    .1565
Fourth quarter    .1585    .1567
                 ------   ------
                 $.6306   $.6244
                 ======   ======

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three month period ended December 31, 2004, 213,343 shares were issued to the Advisor as consideration for performance fees. Shares were issued at $10.00 per share. The Company previously reported other sales of unregistered shares during 2004 in our quarterly reports on Form 10-Q.

ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           Total Number of Shares
                                                                            Purchased as Part of
                                        Total Number of    Average Price     Publicly Announced
Period                                 Shares Purchased   Paid Per Share    Plans or Programs (1)
------                                 ----------------   --------------   ----------------------
October 1, 2004 - October 31, 2004          32,256             $9.03                 N/A
November 1, 2004 - November 30, 2004        22,149              9.95                 N/A
December 1, 2004 - December 31, 2004        25,385              9.82                 N/A
                                            ------
Total                                       79,790
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

REPORT ON FORM 10-K
--------------------------------------------------------------------------------

The Advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K ("10-K") for the year ended December 31, 2004 as filed with the SEC. The 10-K may also be obtained through the SEC's EDGAR database at www.sec.gov.