Form 10-Q
period 2005-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2005-05-10
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 000-50249

                           --------------------------

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MARYLAND                                   52-2298116
      (STATE OF INCORPORATION)              (I.R.S. EMPLOYER IDENTIFICATION NO.)

        50 ROCKEFELLER PLAZA                              10020
        NEW YORK, NEW YORK                              (ZIP CODE)
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                         REGISTRANT'S TELEPHONE NUMBERS:

                        INVESTOR RELATIONS (212) 492-8920
                                  (212) 492-1100

                           --------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

Registrant has 126,461,525 shares of common stock, $.001 par value outstanding at May 4, 2005.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                                    PAGE NO.
PART I

Item 1.-   Financial Statements*

           Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004                              2

           Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and 2004                3

           Condensed  Consolidated  Statements of Comprehensive  Income for the three months ended March 31, 2005
           and 2004                                                                                                      3

           Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004            4

           Notes to Condensed Consolidated Financial Statements                                                        5-9

Item 2. -  Management's Discussion and Analysis of Financial Condition and Results of Operations                     10-16

Item 3. -  Quantitative and Qualitative Disclosures about Market Risk                                                   17

Item 4. -  Controls and Procedures                                                                                      18


PART II -  Other Information

Item 1. -  Legal Proceedings                                                                                            19

Item 2. -  Unregistered Sales of Equity Securities and Use of Proceeds                                                  19

Item 4. -  Submission of Matters to a Vote of Security Holders                                                          19

Item 5. -  Other Information                                                                                            19

Item 6. -  Exhibits                                                                                                     19

Signatures                                                                                                              20

* The summarized condensed consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
               (in thousands except share and per share amounts)

                                                                                      MARCH 31, 2005   DECEMBER 31, 2004
                                                                                                          (NOTE)
                                                                                      ---------------  -----------------
                                     ASSETS:

Land and buildings, net of accumulated depreciation of $56,321 and $47,756 at
  March 31, 2005 and December 31, 2004                                                 $ 1,762,384      $ 1,695,066
Net investment in direct financing leases                                                  289,160          291,367
Intangible assets, net of accumulated amortization of $12,995 and $8,503 at March
  31, 2005 and December 31, 2004                                                           238,665          228,760
Assets held for sale                                                                        18,941           19,385
Real estate under construction                                                              28,538           25,115
Equity investments                                                                         180,029          180,479
Cash and cash equivalents                                                                  132,719          144,522
Marketable securities                                                                       11,733           32,150
Other assets, net                                                                          103,891          101,552
                                                                                       -----------      -----------
   Total assets                                                                        $ 2,766,060      $ 2,718,396
                                                                                       ===========      ===========
        LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:

Liabilities:
Limited recourse mortgage notes payable                                                $ 1,369,558      $ 1,309,126
Accrued interest                                                                             7,975            7,694
Due to affiliates                                                                            5,071            6,159
Accounts payable and accrued expenses                                                       10,630           10,661
Other liabilities                                                                           23,145           23,378
Prepaid rental income and security deposits                                                 62,572           66,122
Deferred acquisition fees payable to affiliate                                              30,222           34,650
Dividends payable                                                                           20,054           19,908
                                                                                       -----------      -----------
     Total liabilities                                                                   1,529,227        1,477,698
                                                                                       -----------      -----------
Minority interest                                                                          181,261          176,490

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $.001 par value; authorized 240,000,000 shares; issued and
  outstanding, 126,802,586 and 126,009,926 at March 31, 2005 and December 31, 2004             127              126
Additional paid-in capital                                                               1,154,848        1,147,138
Dividend in excess of accumulated earnings                                                 (97,569)         (85,151)
Accumulated other comprehensive income                                                       3,942            6,189
                                                                                       -----------      -----------
                                                                                         1,061,348        1,068,302
Less, treasury stock at cost, 597,445 and 416,149 shares at March 31, 2005 and
  December 31, 2004                                                                         (5,776)          (4,094)
                                                                                       -----------      -----------
     Total shareholders' equity                                                          1,055,572        1,064,208
                                                                                       -----------      -----------
     Total liabilities, minority interest and shareholders' equity                     $ 2,766,060      $ 2,718,396
                                                                                       ===========      ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

             CONDENSED CONSOLIDATED STATEMENTS of INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                      --------------------------------
                                                                          2005               2004
                                                                      -------------      -------------
Revenues:
  Rental income                                                       $      45,752      $      22,611
  Interest income from direct financing leases                                6,442              3,526
  Other operating income                                                      1,815              4,215
                                                                      -------------      -------------
                                                                             54,009             30,352
                                                                      -------------      -------------
Operating expenses:
  Depreciation and amortization                                              12,437              5,585
  General and administrative                                                  2,802              1,974
  Property expenses                                                           8,290              4,867
                                                                      -------------      -------------
                                                                             23,529             12,426
                                                                      -------------      -------------
  Income from continuing operations before other interest income, minority interest, equity investments, (losses)
   gains and interest expense                                                30,480             17,926
Other interest income                                                           949              1,005
Minority interest in income                                                  (3,659)            (1,995)
Income from equity investments                                                3,975              2,071
(Loss) gain on foreign currency transactions, net                            (1,521)             1,876
Interest expense                                                            (21,688)            (8,999)
                                                                      -------------      -------------
  Income from continuing operations                                           8,536             11,884
Discontinued operations:
  (Loss) income from operations of discontinued properties                     (290)              (280)
  Impairment charge on real estate                                             (610)                 -
                                                                      -------------      -------------
    Loss from discontinued operations                                          (900)              (280)
                                                                      -------------      -------------
     Net income                                                       $       7,636      $      11,604
                                                                      =============      =============

Earnings from continuing operations                                   $         .07      $         .11
Loss from discontinued operations                                              (.01)                 -
                                                                      -------------      -------------
     Net income                                                       $         .06      $         .11
                                                                      =============      =============
Weighted average shares outstanding - basic                             126,207,868        106,094,871
                                                                      =============      =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS of COMPREHENSIVE INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                              2005             2004
                                                                            -------          --------
Net income                                                                  $ 7,636          $ 11,604
Other comprehensive income (loss):
  Change in foreign currency translation adjustment                          (2,163)             (523)
  Change in unrealized depreciation of marketable
    securities                                                                 (317)                -
  Unrealized gain (loss) on derivative instruments                              233              (200)
                                                                            -------          --------
                                                                             (2,247)             (723)
                                                                            -------          --------
  Comprehensive income                                                      $ 5,389          $ 10,881
                                                                            =======          ========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONDENSED CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                (in thousands except share and per share amounts)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                                 2005           2004
                                                                                               ---------      ---------
Cash flows from operating activities:
  Net income                                                                                   $   7,636      $  11,604
    Adjustments to reconcile net income to net cash provided by operating activities:
    Loss from discontinued operations, including impairment charge on real estate                    900            280
    Depreciation and amortization of intangibles and deferred financing costs                     12,906          5,726
    Equity income in excess of distributions received                                               (315)          (221)
    Straight-line rent adjustments                                                                   (71)        (1,820)
    Settlement proceeds assigned to lender                                                             -         (2,754)
    Loss (gain) on foreign currency transactions, net                                              1,521         (1,876)
    Fees paid to affiliate by issuance of stock                                                    2,669          1,275
    Minority interest in income                                                                    3,659          1,995
    Changes in operating assets and liabilities, net
                                                                                                  (2,332)         2,031
                                                                                               ---------      ---------
    Net cash provided by continuing operations                                                    26,573         16,240
    Net cash used in discontinued operations                                                        (290)          (280)
                                                                                               ---------      ---------
      Net cash provided by operating activities                                                   26,283         15,960
                                                                                               ---------      ---------
Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income                     864            167
  Acquisitions of real estate and equity investments and other capitalized costs                (125,520)       (58,779)
  VAT taxes recovered in connection with purchases of real estate, net                                 -            604
  Payment of deferred acquisition fees                                                            (6,001)        (3,253)
  Purchase of short-term investments                                                                   -        (23,059)
  Redemption of short-term investments                                                                 -          9,488
  Proceeds from sale of securities and real estate                                                20,000         28,034
                                                                                               ---------      ---------
      Net cash used in investing activities                                                     (110,657)       (46,798)
                                                                                               ---------      ---------
Cash flows from financing activities:
  Proceeds from mortgages                                                                         90,727         28,589
  Mortgage and note principal payments                                                            (5,864)        (2,065)
  Deferred financing costs and mortgage deposits, net of deposits refunded                           (75)            (8)
  Capital contributions from minority partner                                                     11,528              -
  Distributions paid to minority partners                                                         (5,603)          (802)
  Proceeds from issuance of stock, net of costs of raising capital                                 5,042          3,871
  Dividends paid                                                                                 (19,908)       (16,565)
  Purchase of treasury stock                                                                      (1,682)          (679)
                                                                                               ---------      ---------
      Net cash provided by financing activities                                                   74,165         12,341
                                                                                               ---------      ---------
  Effect of exchange rate changes on cash                                                         (1,594)           524
                                                                                               ---------      ---------
      Net decrease in cash and cash equivalents                                                  (11,803)       (17,973)
Cash and cash equivalents, beginning of period                                                   144,522        235,217
                                                                                               ---------      ---------
Cash and cash equivalents, end of period                                                       $ 132,719      $ 217,244
                                                                                               =========      =========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 15 Incorporated (the "Company") is a Real Estate Investment Trust ("REIT") that invests in commercial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation. For the periods ended March 31, 2005 and 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying condensed consolidated statements of cash flows for the period ended March 31, 2004 to conform to the current period presentation.

Dividend

Dividends declared per share for the three-month periods ended March 31, 2005 and 2004 were $.1589 and $.1569, respectively.

NOTE 2. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and its advisor, W. P. Carey & Co. LLC, (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded distribution return of 6%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. The Advisor has elected, at its option, to receive the performance fee for 2005 in restricted shares of common stock of the Company rather than cash. The Advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,763 and $1,430 for the three months ended March 31, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying condensed consolidated financial statements. The Company incurred personnel reimbursements of $925 and $552 for the three months ended March 31, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying condensed consolidated financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase of a property until paid. For transactions that were completed during the three months ended March 31, 2005, current and deferred fees were $1,965 and $1,573, respectively. For transactions that were completed during the three months ended March 31, 2004, current and deferred fees were $1,626 and $1,301, respectively. An annual installment of deferred fees was paid to the Advisor in January 2005.

NOTE 3. ACQUISITIONS OF REAL ESTATE AND REAL ESTATE INTERESTS:

A summary of the investments completed during the quarter ended March 31, 2005 is as follows:

                                                                                  INITIAL                 ANNUAL
                                                                                   ANNUAL    MORTGAGE      DEBT
LEASE OBLIGOR:                                   COST         LOCATION              RENT     FINANCING    SERVICE     DATE ACQUIRED
--------------------------------------        ---------   ----------------------  --------   ---------   ---------    -------------
Pohjola Non-Life Insurance Company (1) (2)    $ 113,287    Helsinki, Finland      $  8,128   $  84,663   $   4,280        1/3/2005

      (1)   Based on the applicable exchange rate on the date of acquisition.

      (2) The Company owns a 60% interest in this investment with the remaining interest owned by an affiliate. Amounts in the table above represent 100% of the investment.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 4. EQUITY INVESTMENTS:

The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; True Value Company; Hologic, Inc., Starmark Camhood LLC., Actuant Corporation, Marriott International, Inc. ("Marriott"), Advanced Micro Devices, Inc. ("AMD"), Compucom Systems, Inc. ("Compucom"), The Upper Deck Company ("Upper Deck") and Del Monte Corporation ("Del Monte"). The interests in the Marriott, AMD, Compucom, Upper Deck and Del Monte properties were acquired in connection with the merger of Carey Institutional Properties Incorporated into the Company in September 2004.

Summarized combined financial information of the equity investees is as follows:

                                                  MARCH 31, 2005   DECEMBER 31, 2004
                                                  --------------   -----------------
Assets (primarily real estate)                      $ 760,510         $ 763,997
Liabilities (primarily mortgage notes payable)       (448,215)         (451,998)
                                                    ---------         ---------
Partners' and members' equity                       $ 312,295         $ 311,999
                                                    =========         =========
Company's share of equity investees' net assets     $ 180,029         $ 180,479
                                                    =========         =========

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                          2005          2004
                                                                                        --------      --------
Revenues (primarily rental income and interest income from direct financing leases)     $ 22,090      $ 11,416
Expenses (primarily interest on mortgages and depreciation)                              (11,122)       (6,782)
                                                                                        --------      --------
Net income                                                                              $ 10,968      $  4,634
                                                                                        ========      ========
Company's share of net income from equity investments                                   $  3,975      $  2,071
                                                                                        ========      ========

NOTE 5. INTEREST IN MORTGAGE LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of March 31, 2005, the fair value of the Company's interest was $11,733, reflecting an aggregate unrealized loss of $33 and cumulative net amortization of $233 ($100 for the three months ended March 31, 2005). The fair value of the Company's interests in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by FAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                             Fair Value as of March 31, 2005   1% Adverse Change   2% Adverse Change
                                             --------------------------------  -----------------  --------------------
Fair value of the interest in CCMT                     $ 11,733                    $ 11,205            $ 10,710

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 6. DERIVATIVE INSTRUMENT:

During 2004 the Company obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $22,975 as of March 31, 2005 and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At March 31, 2005, the interest rate swap had a fair value liability of $295 and was included in other liabilities. The change in net unrealized gain
(loss)of $233 and ($200) for the three-month periods ended March 31, 2005 and 2004, respectively, for this cash flow hedge is included in accumulated other

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

comprehensive income in shareholders' equity.

NOTE 7. INTANGIBLES:

In connection with its acquisition of properties, the Company has recorded net lease intangibles of $232,452, which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                                  MARCH 31, 2005  DECEMBER 31, 2004
                                  --------------  -----------------
Lease intangibles
 In-place lease                     $ 151,953        $ 139,514
 Tenant relationship                   30,034           27,927
 Above-market rent                     69,673           69,822
 Less: accumulated amortization       (12,995)          (8,503)
                                    ---------        ---------
                                    $ 238,665        $ 228,760
                                    =========        =========
Below-market rent                   $ (19,208)       $ (19,056)
Less: accumulated amortization            900              653
                                    ---------        ---------
                                    $ (18,308)       $ (18,403)
                                    =========        =========

Net amortization of intangibles was $4,348 and $317 for the quarters ended March 31, 2005 and 2004, respectively. Based on the intangibles recorded through March 31, 2005, annual net amortization of intangibles for each of the next five years is expected to be as follows: 2005 - $17,247, 2006 - $17,219, 2007 - $17,219,
2008 - $17,219, 2009 - $17,219 and 2010 - $17,219.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

As of March 31, 2005, the Company was not involved in any material litigation.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

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

In response to the Enforcement Staff's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated, and the Company), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including the Company. The Advisor is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

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

The Company has provided indemnification in connection with divestitures. These indemnities address a variety of matters including environmental liabilities. The Company's maximum obligations under such indemnification cannot be reasonably estimated. The Company is not aware of any claims or other information that would give rise to material payments under such indemnifications.

NOTE 9. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations and gain or loss on sales of real estate for properties held for sale or sold are reflected in the condensed consolidated financial statements as Discontinued Operations for all periods presented.

ASSETS HELD FOR SALE

The Company entered into an agreement in December 2004 to sell its vacant property in Miami, Florida formerly leased to Transworld Center, Inc. In connection with the proposed sale, the Company reclassified this property as an asset held for sale and recognized a non-cash impairment charge of $5,000 in December 2004 to reduce the property's carrying value to an amount which approximated the sales price less estimated costs to sell. As a result of a quarterly review of this property's carrying value, the Company recognized an additional non-cash charge of $610 for the quarter ended March 31, 2005 to further reduce this property's carrying value to an amount which approximated the sales price less estimated costs to sell. The sale of this property was completed in April 2005 (see Note 10).

The results of operations of the Transworld property are included in discontinued operations and summarized as follows:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    2005         2004
                                                                    ----         ----
Revenues (primarily rental revenues and other operating
  income)                                                          $   4        $   -
Expenses (primarily interest on mortgages, depreciation and
  property expenses)                                                (294)        (280)
Impairment charge on real estate                                    (610)           -
                                                                   -----        -----
    Loss from discontinued operations                              $(900)       $(280)
                                                                   =====        =====

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 10. SUBSEQUENT EVENTS:

In April 2005, the Company completed the sale of its Miami, Florida property (see Note 9) to a third party for net proceeds of $19,419. In addition, the Company received cash of $150 and a promissory note with a term of approximately 5 years from Transworld in settlement of its remaining lease obligations. Transworld also agreed to forfeit its $1,694 security deposit.

In May 2005, the Company and Corporate Property Associates16-Global Incorporated, through 30% and 70% interests, respectively, purchased properties located in Stuart, Florida, Portsmouth, Rhode Island, Southwest Harbor and Trenton, Maine, for $58,115 and entered into a net lease with The Talaria Company, LLC. The lease has an initial term of 25 years with three ten-year renewal options and provides for initial annual rent of $5,162. Limited recourse mortgage financing of $35,000 was obtained in connection with this purchase.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (in thousands except share and per share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated contain forward-looking statements and should be read in conjunction with the condensed consolidated financial statements and notes thereto as of March 31, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. We were formed in 2001 and are managed by our advisor, W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

How We Earn Revenue

The primary source of our revenue is earned from leasing real estate. We invest in commercial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding dividends to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses which may cause fluctuations in net income for comparable periods but have no impact on cash flow and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses from foreign currency or derivative instruments when evaluating our ability to fund dividends. Management's evaluation of our potential for generating cash flow is based on long-term assessments.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the three-month periods ended March 31, 2005 and 2004 is as follows:

                                                     2005         2004
                                                     ----         ----
Rental income from operating leases              $    45,752   $    22,611
Interest income from direct financing leases           6,442         3,526
                                                 -----------   -----------
                                                 $    52,194   $    26,137
                                                 ===========   ===========

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

For the three-month periods ended March 31, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                             2005      2004
                                                             ----      ----
Mercury Partners and U-Haul Moving Partners (a) (e)      $  7,135   $      -
Carrefour France, SA. (c) (e)                               4,207      3,809
Clear Channel Communications, Inc. (e)                      3,538      3,538
Thales S.A. (a) (c) (e)                                     2,917          -
Pohjola Non-Life Insurance Company (c) (d) (e)              1,938          -
TietoEnator plc. (a) (c) (e)                                1,839          -
Medica - France, SA (c) (e)                                 1,348      1,238
Foster Wheeler, Inc.                                        1,318      1,318
Life Time Fitness, Inc.                                     1,232      1,232
Information Resources, Inc. (b) (e)                         1,079          -
Qualceram Shires plc. (c)                                   1,037        993
Lillian Vernon Corporation                                    962        962
Universal Technical Institute, Inc. (a)                       950          -
Best Buy Co., Inc. (b) (e)                                    948          -
Berry Plastics Corporation.                                   810        713
Other (c) (e)                                              20,936     12,334
                                                         --------   --------
                                                         $ 52,194   $ 26,137
                                                         ========   ========


(a) We placed into service or acquired our interest in this investment during 2004.

(b) Includes the Carey Institutional Properties Incorporated ("CIP(R)") real estate interests acquired in the September 2004 merger.

(c) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)   We acquired our interest in this investment during 2005.

(e) Lease revenues applicable to minority interests in the consolidated amounts above total $10,893 and $3,738 for the three-month periods ended March 31, 2005 and 2004, respectively.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. For the three-month periods ended March 31, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:


                                                             2005      2004
                                                             ----      ----
Marriott International, Inc. (b)                         $  2,612   $      -
Starmark Holdings L.L.C.                                    2,010      2,010
True Value Company                                          1,809      1,806
Advanced Micro Devices, Inc. (b)                              871          -
Petsmart, Inc.                                                623        623
Hologic, Inc                                                  505        505
Del Monte Corporation (b)                                     368          -
The Upper Deck Company  (b)                                   363          -
Compucom Systems, Inc (b)                                     352          -
Actuant Corporation (a) (c)                                   194          -
Builders FirstSource, Inc                                     144        142
                                                         --------   --------
                                                         $  9,851   $  5,086
                                                         ========   ========


(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.
(b) Includes the CIP(R) real estate interests acquired in the September 2004 merger.
(c) We sold a 49.99% interest in this investment in May 2004 to an affiliate.


Current Developments and Trends

Competition for investments continues to remain strong. Inflation and interest rates, at least for the short term, are expected to rise. Rising interest rates are expected to have the following impact on our business:

      - Rising interest rates would likely cause a decline in the values of properties in our investment portfolio;

      - Rising interest rates would likely cause an increase in inflation and a corresponding increase in the consumer price index ("CPI"), which over time will result in increased revenue and partially offset the impact of declining property values;

      - The impact of rising interest rates would be mitigated through our use of fixed interest rates on the majority of our debt;

      - Rising interest rates would likely enable us to achieve higher rates of return on new investments, which would be partially offset by increased debt costs associated with increased interest rates; and

      - Rising interest rates may have an impact on the credit quality of certain tenants.

We will continue to pursue our objectives through long-term transactions and diversifying our portfolio. We expect to continue investing in the international commercial real estate market, as we believe the international market provides for favorable

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

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

For the three months ended March 31, 2005, cash flows generated from operations and equity investments of $27,147 were not sufficient to fund dividends paid and meet other obligations, including paying scheduled mortgage principal payments and making distributions to minority interests, which totaled $31,375. As a result, we experienced an operating cash shortfall for the three months ended March 31, 2005 of $4,228 (see Financial Condition - Operating Activities below). Management believes that the operating cash shortfall, which was primarily the result of a decline in prepaid rents due to the receipt of certain quarterly rent payments in December 2004 which were due during the quarter ended March 31, 2005, is temporary and not indicative of future results. We have cash and cash equivalent balances of $132,719 as of March 31, 2005 which can be used for working capital needs and other commitments and may be used for future real estate purchases.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

CURRENT DEVELOPMENTS INCLUDE:

ACQUISITION. In January 2005, we and an affiliate, Corporate Property Associates 16 - Global Incorporated ("CPA(R):16-Global"), through 60% and 40% interests, respectively, in a limited liability company, acquired land and buildings in Helsinki, Finland for $113,287 (based on the exchange rate of the Euro on the date of acquisition), and entered into a net lease with Pohjola Non-Life Insurance Company. The lease has an initial term of 10 years and 5 months with a 5-year minimum renewal option and provides for initial annual rent of $8,128. The lease provides for annual rent increases based on the Finnish CPI. In connection with the purchase, the limited liability company obtained a limited recourse mortgage loan of $84,663 with a 10-year term and a fixed annual interest rate of 4.59% through February 2007 and 4.57% thereafter through the remainder of the loan term.

PROPOSED ACQUISITION. In February 2005, we and CPA(R):16-Global, through 75% and 25% interests, respectively, in a limited liability company, entered into a purchase and sale agreement with Hellweg Die Profi-Baumarkte GMBH to purchase up to 16 properties in Germany for up to $166,345 (based on the exchange rate of the Euro as of the date of the agreement), subject to certain due diligence procedures and negotiations with the proposed lessees. There is no assurance that this purchase will be completed, and, if completed, that the actual terms will not differ from the proposed terms. To the extent that all 16 properties are purchased, initial annual rent will be $13,597. In the event that the purchase is completed, we intend to seek to obtain limited recourse mortgage financing of approximately $115,223. We expect this transaction to be completed during our second quarter ending June 30, 2005.

SENIOR MANAGEMENT. In March 2005, Gordon F. DuGan, vice chairman, was elected chief executive officer. Mr. DuGan was previously our co-chief executive officer with William Polk Carey, who will remain chairman of the board. Mr. DuGan will also serve as chief executive officer of our Advisor. Also in March 2005, Thomas E. Zacharias was appointed chief operating officer. Mr. Zacharias will continue to serve as managing director and head of our Advisor's asset management department and will also serve as our Advisor's chief operating officer. In connection with the ongoing investigation by the United States Securities and Exchange Commission, the Board of Directors has accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who has been our principal accounting officer, as acting chief financial officer. A search is underway for a new chief financial officer.


DIVIDEND. In March 2005, our board of directors approved and increased the first quarter dividend to $.1589 per share payable in April 2005 to shareholders of record as of March 31, 2005.

RESULTS OF OPERATIONS

Lease Revenues

For the comparable quarters ended March 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $26,057, primarily due to $15,105 from new leases entered into during 2004 and 2005, $8,457 from the properties acquired from CIP(R) in September 2004 (the "Merger") and $2,420 from the completion of several build-to-suit projects primarily in 2004. Rent increases and fluctuations in foreign currency exchange rates did not have a significant impact on lease revenues during

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

the first quarter of 2005. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

NEW LEASES - The following new lease was entered into during the quarter ended March 31, 2005:

      - In January, we entered into a new lease with Pohjola Non-Life Insurance Company which provides for initial annual rent of $8,128 (based on the exchange rate of the Euro at the date of acquisition and subject to future fluctuations in the exchange rate of the
            Euro).

RECENT LEASE ACTIVITY - The following lease activity occurred during the quarter ended March 31, 2005:

      - Tower Automotive, Inc., the lessee of three properties that generate annual lease revenues of $2,537, filed a voluntary petition of bankruptcy in February. Tower, which is current on all its lease obligations, has not yet notified us whether it intends to affirm its lease.

      - In March, Trends Clothing Corp. terminated its lease at a property in Miami, Florida. The Trends lease generated annual lease revenues of $1,319 in 2004. We are actively seeking to re-lease this property.

UPCOMING LEASE ACTIVITY - There are no lease expirations scheduled during the next 12 months. The following events are scheduled during the next 12 months:

      - Humco Holdings Group, a lessee for properties in Texarkana, Texas and Orem, Utah, has a purchase option which is exercisable in August 2005. Annual rent for these properties is $910. Humco has not yet indicated whether it intends to exercise the purchase option.

      - Three build-to-suit projects, which are all expected to be completed by September 2005, are expected to contribute additional annual rent of approximately $3,765 upon their completion.

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income. For the comparable quarters ended March 31, 2005 and 2004, other operating income decreased $2,400, primarily due to the forfeiture of Fleming Companies, Inc.'s $2,754 security deposit to us in the first quarter of 2004. The decrease was partially offset by an increase in costs which are reimbursable by tenants.

Depreciation and Amortization

For the comparable quarters ended March 31, 2005 and 2004, depreciation and amortization increased $6,852. The increase is primarily due to acquisition activity in 2004 and 2005, including the Merger.

General and Administrative Expenses

For the comparable quarters ended March 31, 2005 and 2004, general and administrative expenses increased $828 primarily due to a $374 increase in our share of expenses allocated by the Advisor due to an increase in our asset base, a $256 increase in auditing fees and a $104 increase in our share of rental expenses under an office-sharing agreement.

Property Expenses

For the comparable quarters ended March 31, 2005 and 2004, property expenses increased $3,423 primarily due to an increase in asset management and performance fees of $2,665 and an increase in reimbursable tenant costs, as well as increases in other property related expenses such as insurance and real estate taxes. These increases, including the increase in asset management and performance fees, are primarily due to the growth of our asset base as a result of several acquisitions in 2004 and 2005 including the Merger. As a result of Trends' lease termination, annual carrying costs on this property are expected to be $539.

Minority Interest in Income

For the comparable quarters ended March 31, 2005 and 2004, minority interest in income increased $1,664, primarily due to acquisition activity in 2004, which contributed $1,400 of the increase. The Merger in 2004 and an acquisition in 2005 also contributed

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

to this increase. The acquisition in January 2005 of a 60% controlling interest in the Pohjola investment is expected to contribute approximately $1,540 in income to minority partners annually, subject to fluctuations in foreign exchange rate of the Euro.

Income From Equity Investments

For the comparable quarters ended March 31, 2005 and 2004, income from equity investments increased by $1,904, primarily due to $1,757 of income from equity investments acquired in connection with the Merger.

(Loss) Gain on Foreign Currency Transactions, Net

For the quarter ended March 31, 2005, we incurred a net loss on foreign currency transactions of $1,521 as compared to a net gain of $1,876 in the comparable prior year quarter. The majority of this loss represents unrealized losses of $1,278 on the translation of intercompany subordinated debt with scheduled principal repayments primarily due to the strengthening of the US dollar since December 31, 2004. During the quarter ended March 31, 2004, we recognized net foreign currency transaction gains of $1,876, primarily from the transfer of cash from a foreign subsidiary.

Interest Expense

For the comparable quarters ended March 31, 2005 and 2004, interest expense increased by $12,689, primarily due to interest expense on new mortgages obtained or assumed on properties acquired in 2004 and 2005, including the Merger in September 2004.

Loss From Discontinued Operations

Loss from discontinued operations of $900 for the quarter ended March 31, 2005 represents the results of operations and the recognition of a $610 non-cash impairment charge on our Miami, Florida property. This property was sold in April 2005 for net proceeds of $19,419 (see Subsequent Event below).

Net Income

For the comparable quarters ended March 31, 2005 and 2004, net income decreased $3,968. This decrease is primarily due to net losses incurred on foreign currency transactions and the recognition of $2,754 in other income in 2004 from the forfeiture of a tenant's security deposit. These decreases were partially offset by additional income generated as a result of the increase in our asset base. These variances are described above.

FINANCIAL CONDITION

Uses of Cash During the Period

Cash and cash equivalents totaled $132,719 as of March 31, 2005, a decrease of $11,803 from the December 31, 2004 balance. Management believes we have sufficient cash balances to meet our working capital needs including our distribution rate. Our use of cash during the period is described below.

OPERATING ACTIVITIES - Cash flows from operating activities and distributions from the operations of equity investments in excess of equity income of $27,147 were not sufficient to fund dividend payments of $19,908, scheduled mortgage principal payments of $5,864 and distributions to minority interests of $5,603. The cash shortfall was primarily the result of a decline in prepaid rents due to the receipt of certain quarterly rent payments in December 2004 which were due during the quarter ended March 31, 2005. Management believes that this shortfall is temporary and not indicative of future results.

Annual cash flow is expected to increase as a result of recent acquisition activity, including the Merger in September 2004, acquisitions and the completion of several build-to-suit projects in 2004 and the 2005 acquisition of an interest in property leased to Pohjola. The Pohjola transaction is expected to provide annual cash flow of $2,309, net of amounts distributable to CPA(R):16, which owns a 40% interest in the property and subject to fluctuations in foreign currency exchange rates. Scheduled rent increases at existing properties, most of which are based on increases in the CPI, should also contribute to increased operating cash flow.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to our Advisor and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We used $111,928 for our interest in Pohjola and capitalized costs of $12,606 related to several build-to-suit projects that are expected to be completed during 2005. The annual installment of deferred acquisition

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

fees was paid in January 2005 and totaled $6,001. We also sold our holdings of auction-rate securities during the quarter and received proceeds of $20,000 which are now invested in short-term money market instruments.

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying dividends to shareholders and making distributions to minority partners, we used $1,682 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. In connection with the Pohjola transaction, we received mortgage proceeds of $84,663 and received a contribution of $11,450 from the minority partner. Annual debt service on the Pohjola mortgage is $2,568, net of CPA(R):16-Global's minority interest (subject to fluctuations in the exchange rate of the Euro). We also obtained $5,042 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

Currently, the majority of our mortgages are limited recourse and bear interest at fixed rates, including a loan which effectively has a fixed rate as the result of our simultaneously entering into an interest rate swap agreement. Accordingly, our cash flow should not be adversely affected by increases in interest rates which are near historical lows. However, financings on future acquisitions will likely bear higher rates of interest. A lender on limited recourse mortgage debt has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will allow us to limit our exposure of all of our assets with respect to any one debt obligation. Management believes that the strategy of combining equity and limited recourse mortgage debt will allow us to meet our short-term and long-term liquidity needs and has helped to diversify our portfolio and, therefore, reduce concentration of risk in any particular lessee.

Cash Resources

As of March 31, 2005, we had $132,719 in cash and cash equivalents which can be used for working capital needs, future real estate purchases, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $81,710 as of March 31, 2005 and any proceeds may be used to finance future real estate purchases.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until October 2008), paying dividends to shareholders, making distributions to minority partners, funding build-to-suit commitments on three projects that we currently project will total $13,906 as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

Other Matters

We have foreign operations in Europe and may recognize transaction gains and losses from our foreign operations. We are subject to foreign currency exchange rate risk from the effects of changes in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                (in thousands except share and per share amounts)

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of March 31, 2005 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

                                                               Less than 1                                    More than 5
                                                 Total            Year         1-3 Years       3-5 Years         years
                                               ----------      -----------     ---------      ----------      ------------
Limited recourse mortgage notes payable (1)    $2,097,548       $106,247       $220,587       $  258,186       $1,512,528
Deferred acquisition fees (1)                      34,208         11,285         18,382            4,541                -
Subordinated disposition fees (2)                     342              -              -                -              342
Build-to-suit obligations (4)                      13,906         13,906              -                -                -
Operating leases (3)                                7,827            531          1,267            1,338            4,691
                                               ----------       --------       --------       ----------       ----------
                                               $2,153,831       $131,969       $240,236       $  264,065       $1,517,561
                                               ==========       ========       ========       ==========       ==========

      (1)   Amounts are inclusive of principal and interest.

      (2) Payable, subject to meeting contingencies, in connection with any liquidity event.

      (3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities.

      (4) Represents remaining build-to-suit obligations for three projects that are all expected to be completed by the end of our third quarter ending September 30, 2005. Commitments include funding of up to $9,634 for an expansion at an existing property leased to UTI Holdings, Inc., $4,140 for a build-to-suit project for property leased to Oriental Trading Company, Inc. and $132 for tenant improvements at a property leased to Integracolor., Ltd.

SUBSEQUENT EVENTS

In April 2005, we completed the sale of our Miami, Florida property to a third party for net proceeds of $19,419. In addition, we received cash of $150 and a promissory note with a term of approximately 5 years from Transworld in settlement of its remaining lease obligations. Transworld also agreed to forfeit its $1,694 security deposit.

In May 2005, we and CPA(R):16-Global, through 30% and 70% interests, respectively, purchased properties located in Stuart, Florida, Portsmouth, Rhode Island, Southwest Harbor and Trenton, Maine, for $58,115 and entered into a net lease with The Talaria Company, LLC. The lease has an initial term of 25 years with three ten-year renewal options and provides for initial annual rent of $5,162. Limited recourse mortgage financing of $35,000 was obtained in connection with this purchase.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

      Item 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (in thousands except share and per share amounts)

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

Our marketable securities consist of our ownership interest in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2005, our interest in CCMT had a fair value of $11,733.

Substantially all of our long-term debt of $1,369,558 either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rate on our fixed rate debt as of March 31, 2005 ranged from 4.59% to 10.00%. The interest rate on our variable rate debt as of March 31, 2005 was 3.624%.

                                   2005        2006        2007       2008       2009      Thereafter      Total      Fair Value
                                  -------     -------     -------    -------    -------    ----------    -----------  ----------
Fixed rate debt                   $17,614     $25,992     $28,613    $31,188    $69,896    $1,186,087    $ 1,359,390  $1,366,686
Weighted average interest rate       8.24%       6.16%       6.14%      6.12%      6.74%         6.13%
Variable rate debt                $   166     $   253     $   316    $   316    $   316    $    8,801    $    10,168  $   10,168

Annual interest expense from variable rate debt would increase or decrease by approximately $102 for each change of 1% in annual interest rates.

We have an interest rate swap contract with a notional amount of $22,975 at March 31, 2005 (based on the exchange rate at March 31, 2005) on a variable rate obligation with a balance at March 31, 2005 of $22,975 which is therefore not affected by changes in interest rates and which is included in the fixed rate debt amount in the above table. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at March 31, 2005 by approximately $48,752.

Foreign Currency Exchange Rate Risk

We have foreign operations in France, Germany, Ireland, Belgium, Finland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are currently conducted in the Euro and the British Pound. For both the Euro and the British Pound we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro and the British Pound. Realized and unrealized losses from foreign currency transactions totaled $1,521 during the quarter ended March 31, 2005.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2005.

Based upon this review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In response to the Enforcement Staff's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated, Carey Institutional Properties Incorporated, Corporate Property Associates 12 Incorporated, Corporate Property Associates 14 Incorporated, and the Company), in addition to selling commissions and selected dealer fees. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by the REITs, including the Company. The Advisor is continuing to gather information relating to these types of payments made to broker-dealers and supply it to the SEC.

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

Item 2.-- UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS

      (a) For the three-month period ended March 31, 2005, 266,944 shares were issued to the Advisor as consideration for performance fees. Shares were issued at $10.00 per share.

      (c)   Issuer Purchases of Equity Securities

                                                                                   TOTAL NUMBER OF SHARES PURCHASED
                                           TOTAL NUMBER OF     AVERAGE PRICE         AS PART OF PUBLICLY ANNOUNCED
         PERIOD                            SHARES PURCHASED    PAID PER SHARE             PLANS OR PROGRAMS (1)
-------------------------------------      ----------------    --------------      ----------------------------------
January 1, 2005 -- January 31, 2005           180,863            $  9.03                         N/A
February 1, 2005 -- February 28, 2005             433               9.33                         N/A
March 1, 2005 -- March 31, 2005                     -                  -                         N/A
                                              -------
          Total                               181,296
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

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2005, no matters were submitted to a vote of security holders.

Item 5. - OTHER INFORMATION

On May 5, 2005, the Advisor announced the resignation of John Park as its Chief Financial Officer in connection with an ongoing investigation by the Securities and Exchange Commission of payments to broker-dealers that is described in the
Company's Annual Report on Form 10-K for the year ended December 31, 2004.   Mr.
Park has also resigned as Chief Financial Officer of the Company.

     Claude Fernandez, the Company's Principal Accounting Officer, will assume the position of acting Chief Financial Officer and Michael D. Roberts, an Executive Director of the Company, will assume the position of acting Principal Accounting Officer, effective immediately. The Company has commenced a search for a new Chief Financial Officer.

     Claude Fernandez, age 52, joined the Company as Assistant Controller in March 1983, was elected Controller in July 1983, Vice President in April 1986, and was until now a Managing Director and the Principal Accounting Officer of the Company.

     Michael D. Roberts, age 53, joined the Company as Second Vice President and Assistant Controller in April 1989, was named Vice President and Controller in October in 1989, First Vice President in 1997, and was until now an Executive Director of the Company.

Item 6. - EXHIBITS

      31.1  Certification of Chief Executive Officer

      31.2  Certification of Chief Financial Officer

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


       5/10/2005                   By: /s/ Claude Fernandez
       --------                        ----------------------------------
         Date                          Claude Fernandez
                                       Managing Director and
                                       acting Chief Financial Officer
                                       (acting Principal Financial Officer)


       5/10/2005                   By: /s/ Michael D. Roberts
       --------                        ----------------------------------
         Date                          Michael D. Roberts
                                       Executive Director and Controller
                                       (acting Principal Accounting Officer)