Form 10-Q
period 2005-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2005-08-15
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                            -------------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER: 000-50249

                     --------------------------------------

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

                                 ---------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Registrant has 127,067,650 shares of common stock, $.001 par value outstanding at August 9, 2005.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                             PAGE NO.
PART I
Item 1.- Financial Statements*
       Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                                      3
       Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004                4
       Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2005
        and 2004                                                                                                  5
       Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004                      6
       Notes to Consolidated Financial Statements                                                              7-12
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations               13-20
Item 3. - Quantitative and Qualitative Disclosures about Market Risk                                             21
Item 4. - Controls and Procedures                                                                                22

PART II - Other Information
Item 1. - Legal Proceedings                                                                                   23-24
Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds                                            24
Item 4. - Submission of Matters to a Vote of Security Holders                                                    24
Item 6. - Exhibits                                                                                               24
Signatures                                                                                                       25

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         Item 1. - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                       (in thousands except share amounts)

                                                                                                               DECEMBER 31, 2004
                                                                                               JUNE 30, 2005        (NOTE)
                                                                                              ---------------  -----------------
                                     ASSETS:
Land and buildings, net of accumulated depreciation of $64,522 and $47,756 at June 30,
  2005 and December 31, 2004                                                                  $     1,720,490  $       1,695,066
Net investment in direct financing leases                                                             437,662            291,367
Intangible assets, net of accumulated amortization of $17,265 and $8,503 at June 30,
  2005 and December 31, 2004                                                                          229,953            228,760
Assets held for sale                                                                                        -             19,385
Real estate under construction                                                                         30,120             25,115
Equity investments                                                                                    186,352            180,479
Cash and cash equivalents                                                                             126,018            144,522
Marketable securities                                                                                  11,796             32,150
Other assets, net                                                                                     100,682            101,552
                                                                                              ---------------  -----------------
  Total assets                                                                                $     2,843,073  $       2,718,396
                                                                                              ===============  =================
            LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                                       $     1,452,351  $       1,309,126
Accrued interest                                                                                        8,035              7,694
Due to affiliates                                                                                       6,361              6,159
Accounts payable and accrued expenses                                                                  12,975              9,878
Other liabilities                                                                                      31,754             24,161
Prepaid rental income and security deposits                                                            45,209             66,122
Deferred acquisition fees payable to affiliate                                                         32,883             34,650
Dividends payable                                                                                      20,208             19,908
                                                                                              ---------------  -----------------
   Total liabilities                                                                                1,609,776          1,477,698
                                                                                              ---------------  -----------------
Minority interest                                                                                     189,703            176,490
                                                                                              ---------------  -----------------
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $.001 par value; 240,000,000 shares authorized; issued and outstanding,
  127,616,497 and 126,009,926 at June 30, 2005 and December 31, 2004                                      128                126
Additional paid-in capital                                                                          1,162,739          1,147,138
Dividend in excess of accumulated earnings                                                           (106,432)           (85,151)
Accumulated other comprehensive (loss) income                                                          (2,827)             6,189
                                                                                              ---------------  -----------------
                                                                                                    1,053,608          1,068,302
Less, treasury stock at cost, 1,068,322 and 416,149 shares at June 30, 2005 and December
  31, 2004                                                                                            (10,014)            (4,094)
                                                                                              ---------------  -----------------
   Total shareholders' equity                                                                       1,043,594          1,064,208
                                                                                              ---------------  -----------------
   Total liabilities, minority interest and shareholders' equity                              $     2,843,073  $       2,718,396
                                                                                              ===============  =================

        The accompanying notes are an integral part of these consolidated financial statements.

Note: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                (in thousands except share and per share amounts)

                                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------------     ---------------------------------
                                                             2005               2004               2005               2004
                                                        --------------     --------------     --------------     --------------
Revenues:
  Rental income                                         $       45,229     $       28,220     $       90,981     $       50,831
  Interest income from direct financing leases                   7,189              3,613             13,631              7,139
  Other operating income                                         2,439              1,293              4,254              5,508
                                                        --------------     --------------     --------------     --------------
                                                                54,857             33,126            108,866             63,478
                                                        --------------     --------------     --------------     --------------
Operating expenses:
  Depreciation and amortization                                 12,352              7,329             24,789             12,914
  General and administrative                                     2,283              1,518              5,085              3,492
  Property expenses                                              8,543              4,949             16,833              9,816
                                                        --------------     --------------     --------------     --------------
                                                                23,178             13,796             46,707             26,222
                                                        --------------     --------------     --------------     --------------
  Income from continuing operations before other
   interest income, minority interest, equity
   income, gains and losses and interest expense                31,679             19,330             62,159             37,256

Other interest income                                            1,149                666              2,098              1,671
Minority interest in income                                     (3,448)            (1,745)            (7,107)            (3,740)
Income from equity investments                                   3,965              2,123              7,940              4,194
Loss on sale of real estate                                          -                (48)                 -                (48)
Gain on derivative instruments, net                                 69                  -                 69                  -
(Loss) gain on foreign currency transactions, net               (1,767)              (139)            (3,288)             1,737
Interest expense                                               (21,803)           (11,424)           (43,491)           (20,423)
                                                        --------------     --------------     --------------     --------------

  Income from continuing operations                              9,844              8,763             18,380             20,647

Discontinued operations:
  Income (loss) from operations of discontinued
   properties                                                    1,509               (261)             1,219               (541)
  Loss on sale of real estate                                      (10)                 -                (10)                 -
  Impairment charge on properties held for sale                      -                  -               (610)                 -
                                                        --------------     --------------     --------------     --------------
   Income (loss) from discontinued operations                    1,499               (261)               599               (541)
                                                        --------------     --------------     --------------     --------------

   Net income                                           $       11,343     $        8,502     $       18,979     $       20,106
                                                        ==============     ==============     ==============     ==============
Basic earnings per share:
 Earnings from continuing operations                    $          .08     $          .08     $          .15     $          .19
 Income (loss) from discontinued operations                        .01                  -                  -                  -
                                                        --------------     --------------     --------------     --------------
   Net income                                           $          .09     $          .08     $          .15     $          .19
                                                        ==============     ==============     ==============     ==============

Dividends declared per share                            $        .1594     $        .1571     $        .3183     $        .3140
                                                        ==============     ==============     ==============     ==============

Weighted average shares outstanding - basic                126,678,873        106,584,821        126,443,370        106,342,394
                                                        ==============     ==============     ==============     ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 (in thousands)

                                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                               ------------------------------      ------------------------------
                                                                   2005              2004              2005              2004
                                                               ------------      ------------      ------------      ------------
Net income                                                     $     11,343      $      8,502      $     18,979      $     20,106
Other comprehensive income (loss):
  Change in foreign currency translation adjustment                  (6,184)           (2,311)           (8,347)           (2,834)
  Change in unrealized appreciation (depreciation) of
   marketable securities                                                162                 -              (155)                -
  Unrealized loss on derivative instrument                             (747)             (138)             (514)             (338)
                                                               ------------      ------------      ------------      ------------
                                                                     (6,769)           (2,449)           (9,016)           (3,172)
                                                               ------------      ------------      ------------      ------------
  Comprehensive income                                         $      4,574      $      6,053      $      9,963      $     16,934
                                                               ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                CONSOLIDATED STATEMENTS of CASH FLOWS (Unaudited)
                                 (in thousands)

                                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                                ------------------------------
                                                                                                    2005              2004
                                                                                                ------------      ------------
Cash flows from operating activities:
  Net income                                                                                    $     18,979      $     20,106
   Adjustments to reconcile net income to net cash provided by operating activities:
   (Income) loss from discontinued operations, including impairment charges on real estate
    and loss on sale                                                                                    (599)              541
   Depreciation and amortization of intangibles and deferred financing costs                          25,700            13,204
   Equity income in excess of distributions received                                                    (982)             (136)
   Straight-line rent adjustments                                                                        255            (3,424)
   Settlement proceeds assigned to lender                                                                  -            (2,754)
   Loss on sale of real estate                                                                             -                48
   Gain on derivative instruments, net                                                                   (69)                -
   Loss (gain) on foreign currency transactions, net                                                   3,288            (1,737)
   Issuance of shares to affiliate in satisfaction of fees due                                         5,432             2,705
   Minority interest in income                                                                         7,107             3,740
   Changes in operating assets and liabilities, net                                                    1,183            (9,230)
                                                                                                ------------      ------------
   Net cash provided by continuing operations                                                         60,294            23,063
   Net cash used in discontinued operations                                                             (186)             (541)
                                                                                                ------------      ------------
    Net cash provided by operating activities                                                         60,108            22,522
                                                                                                ------------      ------------
Cash flows from investing activities:
  Distributions from operations of equity investments in excess of equity income                       1,806               632
  Acquisition of real estate and equity investments and other capitalized costs                     (286,440)         (494,519)
  VAT taxes recovered in connection with purchases of real estate, net                                     -             5,275
  Payment of deferred acquisition fees                                                                (6,001)           (3,253)
  Purchase of short-term investments                                                                       -           (20,863)
  Redemption of short-term investments                                                                     -            15,400
  Purchase of securities                                                                                   -           (19,125)
  Proceeds from sale of marketable securities                                                         20,000            61,100
  Proceeds of amount receivable from sale of real estate from affiliate                                    -             3,034
  Proceeds from sale of real estate                                                                   19,759             2,752
                                                                                                ------------      ------------
    Net cash used in investing activities                                                           (250,876)         (449,567)
                                                                                                ------------      ------------
Cash flows from financing activities:
  Proceeds from mortgages                                                                            210,361           247,688
  Scheduled mortgage and note principal payments                                                     (11,563)           (4,518)
  Deferred financing costs and mortgage deposits, net of deposits refunded                                 -              (635)
  Capital contributions from minority partner                                                         23,528            56,241
  Distributions paid to minority partners                                                             (9,407)           (1,888)
  Proceeds from issuance of stock, net of costs of raising capital                                    10,171             8,142
  Dividends paid                                                                                     (39,960)          (33,220)
  Purchase of treasury stock                                                                          (5,920)           (1,755)
                                                                                                ------------      ------------
    Net cash provided by financing activities                                                        177,210           270,055
                                                                                                ------------      ------------
  Effect of exchange rate changes on cash                                                             (4,946)             (143)
                                                                                                ------------      ------------
    Net decrease in cash and cash equivalents                                                        (18,504)         (157,133)
Cash and cash equivalents, beginning of period                                                       144,522           235,217
                                                                                                ------------      ------------
Cash and cash equivalents, end of period                                                        $    126,018      $     78,084
                                                                                                ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BASIS OF PRESENTATION:

Corporate Property Associates 15 Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors. The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). They do not include all information and notes required by generally accepted accounting principles for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

In connection with a lease termination agreement with a former tenant of a property during the fourth quarter of 2004, the Company received a $500 promissory note. The Company fully reserved for this note at December 31, 2004 based on its evaluation of the tenant's ability to pay. The former tenant satisfied its obligations under the note in the first quarter of 2005 by depositing all amounts due in an escrow account maintained on the Company's behalf by the mortgage lender on the property. The previously unrecognized receipt of this note, which totals $506 including unrecognized interest, was identified in the current period in connection with the Company's analysis of its escrow activity and is included in income from continuing operations for the three and six-month periods ended June 30, 2005. Also included in income from continuing operations for the three and six-month periods ended June 30, 2005 is $226 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were also identified in connection with the Company's analysis of its escrow accounts. These totals are included in the accompanying financial statements as follows: $506 in other operating income, $125 in income from equity investments, $116 in other interest income and $(15) in minority interest in income. Included in income (loss) from discontinued operations for the three and six-month periods ended June 30, 2005 is a loss of $289, which represents the net effect of writing off certain assets and liabilities identified as a result of completing the sale of the Company's Miami, Florida property (see Note 9).

Information About Geographic Areas

The Company has international investments in Belgium, Finland, France, Germany and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $15,228 and $6,899 for the three months ended June 30, 2005 and 2004, respectively, lease revenues of $30,403 and $14,000 for the six months ended June 30, 2005 and 2004, respectively, income from equity investments of $90 and $18 for the three months ended June 30, 2005 and 2004, respectively, and income from equity investments of $152 and $18 for the six months ended June 30, 2005 and 2004, respectively. As of June 30, 2005 and December 31, 2004, long-lived assets related to international investments were $751,165 and $566,088, respectively.

Reclassification

The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 9). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

For the periods ended June 30, 2005 and 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying statements of cash flows for the period ended June 30, 2004 to conform to the current period presentation.

NOTE 2. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"), provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded distribution return of 6%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. The Advisor has elected to receive the performance fee for 2005 in restricted shares of common stock of the Company. The Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $2,791 and $1,648 for the three months ended June 30, 2005 and 2004, respectively, and $5,554 and $3,078 for the six months ended June 30, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying financial statements. The Company incurred personnel reimbursements of $956 and $580 for the three months ended June 30, 2005 and 2004, respectively, and $1,881 and $1,132 for the six months ended June 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase of a property until paid. For transactions that were completed during the six months ended June 30, 2005, current and deferred fees were $5,292 and $4,234, respectively. For transactions that were completed during the six months ended June 30, 2004, current and deferred fees were $7,775 and $6,220, respectively. An annual installment of deferred fees was paid to the Advisor in January 2005.

NOTE 3. ACQUISITIONS OF REAL ESTATE AND REAL ESTATE INTERESTS:

A summary of the investments completed during the six months ended June 30, 2005 and 2004 is as follows:

PROPERTIES ACQUIRED

                                                                                  Initial
                                                                                  Annual                Annual
                                                                                Contractual  Mortgage    Debt
LEASE OBLIGOR:                                      Cost          Location         Rent      Financing  Service  Date Acquired
--------------                                   ----------  -----------------  -----------  ---------  -------  -------------
Pohjola Non-Life Insurance Company(1)(2)         $  113,287  Helsinki, Finland  $     8,128  $  84,663  $ 4,280    1/3/2005

Hellweg Die Profi-Baumarkte GmbH & Co. KG(1)(3)     154,171  16 properties in        12,552    106,366    6,906    6/9/2005
                                                             Germany

EQUITY INVESTMENTS ACQUIRED

                                                                                  Initial               Annual
                                                                                  Annual     Mortgage    Debt
LEASE OBLIGOR:                                      Cost          Location         Rent      Financing  Service  Date Acquired
--------------                                   ----------  -----------------  -----------  ---------  -------  -------------
The Talaria Company, LLC (4)                     $   17,435  Stuart, FL;        $     1,549  $  10,500  $   922    5/6/2005
                                                             Portsmouth, RI
                                                             and Southwest
                                                             Harbor And
                                                             Trenton, ME

(1) Based on the applicable exchange rate on the date of acquisition.

(2) The Company owns a 60% interest in this investment with the remaining interest owned by an affiliate. Amounts in the table above represent 100% of the investment as the investment is consolidated by the Company.

(3) The Company owns a 75% interest in this investment with the remaining interest owned by an affiliate. Amounts in the table above represent 100% of the investment as the investment is consolidated by the Company.

(4) Amounts shown represent the Company's 30% interest in this investment. The remaining interest is owned by an affiliate.

During the six months ended June 30, 2004, the Company completed real estate related investments totaling approximately $319,400 (based on the exchange rate on the date of acquisition). Included in this total is $180,250 representing an investment in 78 self-storage facilities that operate under the U-Haul brand name. These investments have been disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 4. EQUITY INVESTMENTS:

The Company owns interests in single-tenant net leased properties leased to corporations (i) through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are generally 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; True Value Company; Hologic, Inc., Starmark Camhood LLC., Actuant Corporation, Marriott International, Inc. ("Marriott"), Advanced Micro Devices, Inc. ("AMD"), Compucom Systems, Inc. ("Compucom"), The Upper Deck Company ("Upper Deck"), Del Monte Corporation ("Del Monte") and The Talaria Company (doing business as The Hinckley Company or "Hinckley"). The interest in Hinckley was acquired in May 2005 (see Note 3).

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

Summarized combined financial information of the equity investees is as follows:

                                                                                     JUNE 30, 2005        DECEMBER 31, 2004
                                                                                     -------------        -----------------
Assets (primarily real estate)                                                       $     797,060        $         763,997
Liabilities (primarily mortgage notes payable)                                            (482,868)                (451,998)
                                                                                     -------------        -----------------
Partners' and members' equity                                                        $     314,192        $         311,999
                                                                                     =============        =================
Company's share of equity investees' net assets                                      $     186,352        $         180,479
                                                                                     =============        =================

                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                           --------------------------------
                                                                                               2005                2004
                                                                                           ------------        ------------
Revenues (primarily rental income and interest income from direct financing leases)        $     44,488        $     22,837
Expenses (primarily interest on mortgages and depreciation)                                     (22,536)            (13,492)
                                                                                           ------------        ------------
Net income                                                                                 $     21,952        $      9,345
                                                                                           ============        ============
Company's share of net income from equity investments                                      $      7,940        $      4,194
                                                                                           ============        ============

NOTE 5. INTEREST IN MORTGAGE LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of June 30, 2005, the fair value of the Company's interest was $11,796, reflecting an aggregate unrealized gain of $129 and cumulative net amortization of $332 ($199 for the six months ended June 30, 2005). The fair value of the Company's interests in CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by FAS No. 140, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                          FAIR VALUE AS OF JUNE 30, 2005   1% ADVERSE CHANGE   2% ADVERSE CHANGE
                                          ------------------------------   -----------------   -----------------
Fair value of the interest in CCMT                  $  11,796                  $  11,274           $  10,782

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 6. DERIVATIVE INSTRUMENT:

During 2004 the Company obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $21,957 as of June 30, 2005 and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At June 30, 2005, the interest rate swap had a fair value liability of $1,042 and was included in other liabilities. The change in net unrealized loss of $747 and $138 for the three-month periods ended June 30, 2005 and 2004, respectively, and of $514 and $338 for the six-month periods ended June 30, 2005 and 2004, respectively, for this cash flow hedge is included in accumulated other comprehensive income in shareholders' equity.

NOTE 7. INTANGIBLES:

In connection with its acquisition of properties, the Company has recorded net lease intangibles of $228,353, which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

                                             JUNE 30, 2005        DECEMBER 31, 2004
                                             -------------        -----------------
Lease intangibles
 In-place lease                              $     148,134        $         139,514
 Tenant relationship                                29,590                   27,927
 Above-market rent                                  69,494                   69,822
 Less: accumulated amortization                    (17,265)                  (8,503)
                                             -------------        -----------------
                                             $     229,953        $         228,760
                                             =============        =================
Below-market rent                            $     (18,865)       $         (19,056)
Less: accumulated amortization                       1,129                      653
                                             -------------        -----------------
                                             $     (17,736)       $         (18,403)
                                             =============        =================

Net amortization of intangibles was $4,267 and $1,114 for the quarters ended June 30, 2005 and 2004, respectively, and $8,615 and $1,431 for the six months ended June 30, 2005 and 2004, respectively. Based on the intangibles recorded through June 30, 2005, annual net amortization of intangibles for each of the next five years is expected to be as follows: 2005 - $17,021; 2006 - $17,020; 2007 - $17,020; 2008 - $17,020; 2009 - $17,020 and 2010 - $17,020.

NOTE 8. COMMITMENTS AND CONTINGENCIES:

In March 2004, following a broker-dealer examination of Carey Financial, LLC ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of the Company, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the "Phase I Offering"), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the "Phase II Offering") became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the SEC pursues these allegations, or if affected investors of the Company bring a similar private action, the Company might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by the Company, Carey Financial would be required to return to the Company the commissions paid by the Company on purchases actually rescinded. Further, as part of any action against the Advisor, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of the Advisor, Carey Financial or the REITs managed by the Advisor, including the Company cannot be predicted at this time.

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

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of the Company during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with the Company and other REITs managed by the Advisor, as well as the disclosure of such arrangements. At that time the Advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the Advisor, Carey Financial, and REITs managed by the Advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Advisor, Carey Financial or any Advisor-managed REIT in connection with the distribution of

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

Advisor-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and the Company), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; CPA(R):12 paid in excess of $2,400; CPA(R):14 paid in excess of $4,900; and the Company paid in excess of $1,200. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

The Advisor, Carey Financial and the REITs, including the Company, are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Advisor, Carey Financial and the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. In addition, any action brought against the Advisor or Carey Financial could have an indirect material adverse effect on the Company because of the Company's dependence on the Advisor and Carey Financial for a broad range of services.

As of June 30, 2005, the Company was not involved in any material litigation.

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

NOTE 9. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

In April 2005, the Company completed the sale of its vacant property in Miami, Florida formerly leased to Transworld Center, Inc. to a third party for net proceeds of $19,419. The Company entered into an agreement in December
2004 to sell this property, at which time it reclassified the property as an asset held for sale and recognized a non-cash impairment charge of $5,000 to reduce the property's carrying value to an amount which approximated the sales price less estimated costs to sell. As a result of a quarterly review of this property's carrying value, the Company recognized an additional non-cash charge of $610 during the quarter ended March 31, 2005 to further reduce this property's carrying value to an amount which approximated the sales price less estimated costs to sell.

In addition, prior to the sale, the Company received cash of $150 and a $4,000 promissory note with a term of approximately 5 years from Transworld in settlement of its remaining lease obligations. Transworld also agreed to forfeit its $1,694 security deposit. The Company has fully reserved the amounts due under the note. The Company has reflected income of approximately $1,844 in discontinued operations in the three and six month periods ended June 30, 2005 relating to this settlement.

In accordance with FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairment charges and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                             THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2005              2004              2005              2004
                                                            ------------      ------------      ------------      ------------
Revenues (primarily forfeiture of a security deposit
  and lease termination fees)                               $      2,427      $          -      $      2,431      $          -
Expenses (primarily property expenses)                              (918)             (261)           (1,212)             (541)
Loss on sale of real estate                                          (10)                -               (10)                -
Impairment charge on real estate                                       -                 -              (610)                -
                                                            ------------      ------------      ------------      ------------
   Income (loss) from discontinued operations               $      1,499      $       (261)     $        599      $       (541)
                                                            ============      ============      ============      ============

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               (in thousands except share and per share amounts)

NOTE 10. SUBSEQUENT EVENT:

In July 2005, the Company and CPA(R):16-Global, each through 50% interests purchased land and buildings located in Paris, France, for (euro)88,352 ($106,818 based on the exchange rate of the Euro on the date of acquisition) and assumed an existing lease agreement with the Paris Police Department. The assumed lease expires in June 2019 and does not provide for any renewal options. Annual rent as of the date of the lease assumption is (euro)5,011 ($6,058 based on the exchange rate of the Euro on the date of acquisition). Limited recourse mortgage financing totaling (euro)65,000 ($78,585 based on the exchange rate of the Euro on the date of acquisition) was obtained in connection with this purchase.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2005. As used in this quarterly report on Form 10-Q, the terms "the Company," "we," "us" and "our" include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

Business Overview

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. We were formed in 2001 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor"). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

How We Earn Revenue

The primary source of our revenue is earned from leasing real estate. We invest in commercial and industrial properties that are then leased to companies domestically and internationally, primarily on a net lease basis. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of property.

How Management Evaluates Results of Operations

Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the six months ended June 30, 2005 and 2004 is as follows:

                                                                                        2005               2004
                                                                                    ------------       ------------
Rental income from operating leases                                                 $     90,981       $     50,831
Interest income from direct financing leases                                              13,631              7,139
                                                                                    ------------       ------------
                                                                                    $    104,612       $     57,970
                                                                                    ============       ============

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the six-month periods ended June 30, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                                                                  2005          2004
                                                                                              ------------   -----------
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a) (e)                                 $     14,271   $     4,926
Carrefour France, SA. (c) (e)                                                                        8,248         7,484
Clear Channel Communications, Inc. (e)                                                               7,076         7,076
Thales S.A. (a) (c) (e)                                                                              5,719             -
Pohjola Non-Life Insurance Company (c) (d) (e)                                                       3,835             -
Universal Technical Institute (a)                                                                    3,769           183
TietoEnator plc. (a) (c) (e)                                                                         3,605             -
Medica - France, SA (c) (e)                                                                          2,642         2,433
Foster Wheeler, Inc.                                                                                 2,636         2,636
Life Time Fitness, Inc.                                                                              2,464         2,464
Information Resources, Inc. (b) (e)                                                                  2,157             -
Qualceram Shires plc. (c)                                                                            2,058         1,974
Lillian Vernon Corporation                                                                           1,924         1,924
Best Buy Co., Inc. (b) (e)                                                                           1,891             -
Berry Plastics Corporation (a)                                                                       1,604         1,431
ShopRite Supermarkets, Inc. (b) (e)                                                                  1,591             -
Other (b) (e)                                                                                       39,122        25,439
                                                                                              ------------   -----------
                                                                                              $    104,612   $    57,970
                                                                                              ============   ===========

(a) We placed into service or acquired our interest in this investment during 2004.

(b) Includes the Carey Institutional Properties Incorporated ("CIP(R)") real estate interests acquired in the September 2004 merger.

(c) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d) We acquired our interest in this investment during 2005.

(e) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $21,723 and $9,480 for the six-month periods ended June 30, 2005 and 2004, respectively.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. For the six month ended June 30, 2005 and 2004, our share of net lease revenues in the following lease obligations was as follows:

                                                                                                 2005           2004
                                                                                             ------------   ------------
Marriott International, Inc. (b)                                                             $      4,688   $          -
Starmark Holdings L.L.C.                                                                            3,993          4,020
True Value Company                                                                                  3,618          3,618
Advanced Micro Devices, Inc. (b)                                                                    1,742              -
Petsmart, Inc.                                                                                      1,246          1,246
Hologic, Inc                                                                                        1,010          1,010
Del Monte Corporation (b)                                                                             739              -
Compucom Systems, Inc (b)                                                                             731              -
The Upper Deck Company (b)                                                                            726              -
Actuant Corporation (a) (c)                                                                           384             47
Builders FirstSource, Inc.                                                                            288            286
The Talaria Company (Hinckley) (d)                                                                    232              -
                                                                                             ------------   ------------
                                                                                             $     19,397   $     10,227
                                                                                             ============   ============

(a) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

(b) Includes the CIP(R) real estate interests acquired in the September 2004 merger.

(c) We sold a 49.99% interest in this investment in May 2004 to an affiliate pursuant to a purchase option.

(d) We acquired our interest in this investment during 2005.

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

   - The impact of rising interest rates would be mitigated through our use of fixed interest rates on the majority of our debt, except to the extent we seek financing on unencumbered properties;

   - Rising interest rates would likely enable us to achieve higher rates of return on new investments, which would be partially offset by increased debt costs associated with increased interest rates; and

   - Rising interest rates may have an impact on the credit quality of certain tenants.

We will continue to pursue our objectives through long-term investment transactions and diversifying our portfolio. We expect to continue investing in the international commercial real estate market, as we believe the international market may provide for favorable opportunities. In addition, financing terms are generally more favorable for international transactions. Financing terms for international transactions generally provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter lease and loan maturities. Investing in additional international properties is also expected to increase our exposure to fluctuations in foreign currency exchange rates (the Euro and the British Pound).

For the six months ended June 30, 2005, cash flows generated from operations and equity investments of $61,914 were sufficient to fund distributions paid and meet other obligations, including paying scheduled mortgage principal payments and making distributions to minority interests, which totaled $60,930.

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

CURRENT DEVELOPMENTS INCLUDE:

ACQUISITIONS. In May 2005, we and an affiliate, Corporate Property Associates 16
- Global Incorporated ("CPA(R):16-Global"), through 30% and 70% interests, respectively, in a limited liability company, acquired land and buildings in Stuart, Florida; Portsmouth, Rhode Island and Southwest Harbor and Trenton, Maine for $58,115 and entered into a net lease with The Talaria Company (doing business as "The Hinckley Company" or "Hinckley"). The lease has an initial term of 25 years with two 5-year renewal options followed by two 10-year renewal options and provides for initial annual rent of $5,162. The lease also provides for rent increases every four years based on increases in the CPI. In connection with the acquisition, the limited liability company obtained a limited recourse mortgage loan of $35,000 with a 20-year term and a fixed annual interest rate of 6.26%.

In June 2005, we and CPA(R):16-Global, through 75% and 25% interests, respectively, in a limited liability company, acquired 16 retail facilities throughout Germany for $154,171 (based on the exchange rate of the Euro as of the date of the agreement), and entered into a net lease with Hellweg Die Profi-Baumarkte GmbH & Co. KG ("Hellweg"). The lease has an initial term of 25 years with a 5-year

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

renewal option and provides for initial annual rent of $12,552 (based on the exchange rate of the Euro as of the date of the agreement). The lease also provides for rent increases every two years based on increases in the German CPI.

In connection with the acquisition, the limited liability company obtained a limited recourse mortgage loan of $106,366 (based on the exchange rate of the Euro as of the date of the agreement) with a 10-year term and a fixed annual interest rate of 4.55%.

DIVIDEND. In June 2005, our board of directors approved and increased the second quarter dividend to $.1594 per share payable in July 2005 to shareholders of record as of June 30, 2005.

RESULTS OF OPERATIONS

Lease Revenues

For the comparable quarters ended June 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $20,585, primarily due to $9,954 from new leases entered into during 2004 and 2005, $8,639 from the properties acquired from CIP(R) in September 2004 (the "Merger") and $1,781 from the completion of several build-to-suit projects primarily in 2004. Rent increases and fluctuations in foreign currency exchange rates did not have a significant impact on lease revenues during the current quarter. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

For the comparable six-month periods ended June 30, 2005 and 2004, lease revenues increased by $46,642, primarily due to the same factors described above. New leases entered into during 2004 and 2005 contributed $25,031 of the increase, while rent from properties acquired in the Merger and the completion of several build-to-suit projects contributed $17,096 and $4,219, respectively.

RECENT LEASE ACTIVITY - The following lease activity occurred during the quarter ended June 30, 2005:

   - In June 2005, we acquired 16 retail facilities throughout Germany and entered into a net lease with Hellweg which will contribute initial annual rent of $12,552 (based on the exchange rate of the Euro as of the date of the agreement), of which our share is $9,414.

   - In May and June 2005, we entered into two net leases at a partially vacant property in Golden, Colorado which will contribute a total of $294 of annual lease revenues. Also in June 2005, we entered into a lease agreement at a partially vacant property in Tulsa, Oklahoma which will contribute $701 to annual lease revenues.

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

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income. For the comparable quarters ended June 30, 2005 and

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

2004, other operating income increased $1,146 as a result of $506 of lease termination proceeds received from Trends Clothing Corp., which terminated its lease for a property in Miami, Florida in March 2005 (see Note 1 of the accompanying financial statements), and an increase in costs which are reimbursable by tenants.

For the comparable six-month periods ended June 30, 2005 and 2004, other operating income decreased by $1,254, primarily as the result of the forfeiture of Fleming Companies, Inc.'s $2,754 security deposit to us in the first quarter of 2004. The decrease was partially offset by increases in costs as described above.

Depreciation and Amortization

For the comparable three and six-month periods ended June 30, 2005 and 2004, depreciation and amortization increased $5,023 and $11,875, respectively, primarily as the result of investment activity in 2004 and 2005, including the Merger, and the completion of several build-to-suit projects, primarily in 2004.

General and Administrative Expenses

For the comparable quarters ended June 30, 2005 and 2004, general and administrative expenses increased $765 primarily due to a $376 increase in our share of expenses allocated by the Advisor due to an increase in our asset base and a $238 increase in our share of rental expenses under an office-sharing agreement.

For the comparable six-month periods ended June 30, 2005 and 2004, general and administrative expenses increased $1,593 primarily due to a $749 increase in our share of expenses allocated by the Advisor due to an increase in our asset base, a $342 increase in our share of rental expenses under an office-sharing agreement and a $180 increase in auditing fees.

Property Expenses

For the comparable quarters ended June 30, 2005 and 2004, property expenses increased $3,594 primarily due to an increase in asset management and performance fees of $2,287, an increase in costs reimbursable by tenants of $464 and increases in other property related expenses such as insurance and real estate taxes of $345. These increases are primarily due to the growth of our asset base as a result of several investments in 2004 and 2005, including the Merger. As a result of Trends' lease termination in March 2005, annual carrying costs on this property are expected to be $539 and contributed $206 of the increase in property costs during the current period.

For the comparable six-month periods ended June 30, 2005 and 2004, property expenses increased $7,017 primarily due to the same factors described above. Asset management and performance fees increased $4,952, other property related expenses increased $909 and costs reimbursable by tenants increased $326.

Minority Interest in Income

For the comparable quarters ended June 30, 2005 and 2004, minority interest in income increased $1,703, primarily due to investment activity in 2004 and 2005, including the Merger, which contributed $1,566 of the increase. The investment in June 2005 of a 75% controlling interest in Hellweg is expected to generate approximately $1,411 in distributions to the minority partner annually, subject to fluctuations in the foreign exchange rate of the Euro.

For the comparable six-month periods ended June 30, 2005 and 2004, minority interest in income increased $3,367, primarily due to investment activity in 2004 and 2005, including the Merger.

Income From Equity Investments

For the three and six-month periods ended June 30, 2005 and 2004, income from equity investments increased by $1,842 and $3,746, respectively, primarily due to income from equity investments acquired in connection with the Merger. The investment in May 2005 of a 30% interest in Hinckley is expected to contribute approximately $627 in annual cash flow (annual contractual rent less annual property level debt service).

Also included in income from equity investments for the three and six months ended June 30, 2005 is $125 of previously unrecorded interest income from prior periods on escrow accounts held by secured lenders on other properties, which were identified in the current period in connection with the Company's analysis of its escrow accounts (see Note 1 of the accompanying financial statements).

(Loss) Gain on Foreign Currency Transactions, Net

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

For the quarter ended June 30, 2005, we incurred a net loss on foreign currency transactions of $1,767 as compared to a net loss of $139 in the comparable prior year quarter. This loss primarily consists of unrealized losses of $1,762 on the translation of intercompany subordinated debt with scheduled principal repayments or accrued interest on such debt, primarily due to the continued strengthening of the U.S. dollar since March 31, 2005. During the quarter ended June 30, 2004, we recognized net foreign currency transaction losses of $139, primarily on the translation of intercompany subordinated debt, as a result of the strengthening of the US dollar since March 31, 2004.

For the six months ended June 30, 2005, we incurred a net loss on foreign currency transactions of $3,288 as compared to a net gain of $1,737 in the comparable prior year period. This loss primarily consists of unrealized losses of $3,230 on the translation of intercompany subordinated debt with scheduled principal repayments or accrued interest on such debt, primarily due to the strengthening of the US dollar since December 31, 2004. During the quarter ended June 30, 2004, we recognized net foreign currency transaction gains of $1,737, primarily from the transfer of cash from a foreign subsidiary.

Interest Expense

For the comparable three and six-month periods ended June 30, 2005 and 2004, interest expense increased by $10,379 and $23,068, respectively, primarily due to interest expense on new mortgages obtained or assumed on properties acquired in 2004 and 2005, including the Merger.

Income (Loss) From Discontinued Operations

Income from discontinued operations of $1,499 for the quarter ended June 30, 2005 represents the results of operations and the loss on sale of our Miami, Florida property, which was sold in April 2005. Income from operations of discontinued properties of $1,509 for the current quarter includes the forfeiture of the former tenant's $1,694 security deposit and a $250 lease termination fee, which are partially offset by carrying costs incurred at the vacant property. In addition, we have received a $4,000 promissory note with a term of approximately 5 years from Transworld in settlement of its remaining lease obligations. We have fully reserved the amounts due under the note. We incurred a loss of $10 on the sale of this property, net of impairment charges previously recorded (see below). The loss from discontinued operations of $261 for the comparable prior year quarter reflects carrying costs at the property.

Income from discontinued operations of $599 for the six months ended June 30, 2005 represents the results of operations and the loss on sale of our Miami, Florida property and includes an impairment charge of $610 which was recorded during the first quarter of 2005 in connection with the proposed sale. We had recorded a $5,000 impairment charge on this property in 2004. The loss from discontinued operations of $541 for the comparable prior year period is the result of carrying costs at the property.

Included in income (loss) from discontinued operations for the three and six months ended June 30, 2005, is a loss of $289, which represents the net effect of writing off certain assets and liabilities identified as a result of completing the sale of the Company's Miami, Florida property (see Note 1 of the accompanying financial statements).

Net Income

For the comparable quarters ended June 30, 2005 and 2004, net income increased $2,841. The increase in our asset base as a result of investment activity in 2005 and 2004, including the Merger generated increases in lease revenues and income from equity investments, which were partially offset by corresponding increases in property and interest expense and minority interest in income. Income also increased as a result of the recognition of $1,499 of income from discontinued operations primarily as a result of the security deposit forfeiture and lease termination fee from the former tenant of the Miami, Florida property. These variances are described above.

For the comparable six-month periods ended June 30, 2005 and 2004, net income decreased by $1,127, primarily due to net losses incurred on foreign currency transactions and the recognition of $2,754 in other income in 2004 from the forfeiture of a tenant's security deposit. These decreases were partially offset by additional income generated as a result of the increase in our asset base. These variances are described above.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

FINANCIAL CONDITION

Uses of Cash During the Period

Cash and cash equivalents totaled $126,018 as of June 30, 2005, a decrease of $18,504 from the December 31, 2004 balance. Management believes we have sufficient cash balances to meet our working capital needs including our distribution rate. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Cash flows from operating activities and distributions from the operations of equity investments in excess of equity income of $61,914 were sufficient to fund distribution payments of $39,960, scheduled mortgage principal payments of $11,563 and distributions to minority interests of $9,407.

Annual operating cash flow is expected to increase as a result of recent acquisition activity, including the Merger in September 2004, and the completion of several build-to-suit projects in 2004. Transactions in 2005 with Pohjola and Hellweg are expected to provide annual cash flow of approximately $2,300 and $4,200, respectively, net of amounts distributable to CPA(R):16-Global, which owns 40% and 30% interests in the properties, respectively, and subject to fluctuations in foreign currency exchange rates. Our 30% interest in the Hinckley transaction is projected to provide additional annual cash flow of $627. Scheduled rent increases at existing properties, most of which are based on increases in the CPI, should also contribute to increased operating cash flow.

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to our Advisor and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We used $270,169 for our interests in Pohjola, Hellweg and Hinckley and capitalized costs of $14,446 related to several build-to-suit projects that are expected to be completed during 2005. The annual installment of deferred acquisition fees was paid in January 2005 and totaled $6,001. In April 2005, we sold a property in Miami, Florida formerly leased to Transworld and received proceeds of $19,546. We also sold our holdings of auction-rate securities during the quarter ended June 30, 2005 and received proceeds of $20,000 which are now invested in short-term money market instruments.

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying distributions to shareholders and making distributions to minority partners, we used $5,920 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We also obtained $10,171 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan. In connection with the Pohjola and Hellweg transactions, we received mortgage proceeds of $191,029 and received a contribution of $23,450 from the minority partner. Annual debt service on the Pohjola and Hellweg mortgages is $2,568 and $5,180, net of CPA(R):16-Global's minority interest (subject to fluctuations in the exchange rate of the Euro). We also obtained limited recourse financing totaling $19,332 related to several build-to-suit projects.

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

Cash Resources

As of June 30, 2005, we had $126,018 in cash and cash equivalents which will primarily be used for future real estate purchases and may be used for working capital needs, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $89,268 as of June 30, 2005 and any proceeds may be used to finance future real estate purchases and for working capital needs.

Cash Requirements

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until October 2008), paying distributions to shareholders, making distributions to minority

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
                  (Amounts in thousands, except share amounts)

partners, funding build-to-suit commitments on three projects that we currently project will total $12,820 as well as other normal recurring operating expenses. We may also seek to use our cash to purchase new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

Other Matters

As of June 30, 2005, we ceased making payments on a limited recourse mortgage on a partially vacant property with an outstanding loan balance of approximately $29,700. Under the terms of the mortgage, the lender has the right to accelerate our payment obligation and could commence foreclosure proceedings, but would not otherwise have recourse to our assets other than the property. We are currently in discussions with the lender evaluating several possible courses of action and the lender has not yet taken any formal action to accelerate our obligation or seek foreclosure.

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

OFF-BALANCE SHEET AND AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of June 30, 2005 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

                                                                         LESS THAN 1                           MORE THAN 5
                                                              TOTAL         YEAR       1-3 YEARS   3-5 YEARS      YEARS
                                                          -------------  -----------  ----------  -----------  ------------
Limited recourse mortgage notes payable (1)               $   2,182,533  $   138,503  $  223,246  $   269,965  $  1,550,819
Deferred acquisition fees due to affiliate (1)                   37,357       11,375      19,992        5,990             -
Subordinated disposition fees (2)                                   957            -           -            -           957
Build-to-suit obligations (4)                                    12,820       12,820           -            -             -
Operating leases (3)                                              9,672          648       1,393        1,749         5,882
                                                          -------------  -----------  ----------  -----------  ------------
                                                          $   2,243,339  $   163,346  $  244,631  $   277,704  $  1,557,658
                                                          =============  ===========  ==========  ===========  ============

   (1) Amounts are inclusive of principal and interest.

   (2) Payable, subject to meeting contingencies, in connection with any liquidity event.

   (3) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

   (4) Represents remaining build-to-suit obligations for three projects that are all expected to be completed by the end of our third quarter ending September 30, 2005. Commitments include funding of up to $9,499 for an expansion at an existing property leased to UTI Holdings, Inc., $3,189 for a build-to-suit project for property leased to Oriental Trading Company, Inc. and $132 for tenant improvements at a property leased to Integracolor., Ltd.

Amounts related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2005.

SUBSEQUENT EVENT

In July 2005, we and CPA(R):16-Global, each through 50% interests purchased land and buildings located in Paris, France, for (euro)88,352 ($106,818 based on the exchange rate of the Euro on the date of acquisition) and assumed an existing lease agreement with the Paris Police Department. The assumed lease expires in June 2019 and does not provide for any renewal options. Annual rent as of the date of the lease assumption is (euro)5,011 ($6,058 based on the exchange rate of the Euro on the date of acquisition). Limited recourse mortgage financing totaling (euro)65,000 ($78,585 based on the exchange rate of the Euro on the date of acquisition) was obtained in connection with this purchase.

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

Our marketable securities consist of our ownership interest in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2005, our interest in CCMT had a fair value of $11,796.

Substantially all of our long-term debt either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rate on our fixed rate debt as of June 30, 2005 ranged from 4.55% to 10.00%. The interest rate on our variable rate debt as of June 30, 2005 ranged from 3.57% to 6.95%.

                          2005         2006         2007         2008         2009      THEREAFTER     TOTAL     FAIR VALUE
                       ----------   ----------   ----------   ----------   ----------   ----------   ----------  ----------
Fixed rate debt        $   42,751   $   27,358   $   29,878   $   32,747   $   71,443   $1,216,803   $1,420,980  $1,432,677
Average interest rate        6.15%        6.18%        6.17%        6.14%        6.73%        6.14%
Variable rate debt     $      292   $      659   $      748   $      772   $      810   $   28,090   $   31,371  $   31,371

Annual interest expense from variable rate debt would increase or decrease by approximately $94 for each change of 1% in annual interest rates. Included in variable rate debt is an interest rate swap agreement on a variable rate obligation with a balance at June 30, 2005 of $21,957 (based on the exchange rate at June 30, 2005) for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at June 30, 2005 by approximately $88,530.

Foreign Currency Exchange Rate Risk

We have foreign operations in France, Germany, Ireland, Belgium, Finland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are currently conducted in the Euro and the British Pound. For both the Euro and the British Pound we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro and the British Pound. We recognized foreign currency translation losses of $1,767 and $139 for the three-month periods ended June 30, 2005 and 2004, respectively, and we recognized a foreign currency translation loss of $3,288 and gain of $1,737 for the six-month periods ended June 30, 2005 and 2004, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Item 4. - CONTROLS AND PROCEDURES

Our disclosure controls and procedures include our controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods.

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of June 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes during the most recent fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II
           (Amounts in thousands, except share and per share amounts)

Item 1. -- LEGAL PROCEEDINGS

In March 2004, following a broker-dealer examination of Carey Financial, LLC ("Carey Financial"), the wholly-owned broker-dealer subsidiary of the Advisor, by the staff of the Securities and Exchange Commission (the "SEC"), Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. ("NASD").

The staff alleged that in connection with a public offering of shares of the Company, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the "Phase I Offering"), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the "Phase II Offering") became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the SEC pursues these allegations, or if affected investors of the Company bring a similar private action, the Company might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by the Company, Carey Financial would be required to return to the Company the commissions paid by the Company on purchases actually rescinded. Further, as part of any action against the Advisor, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of the Advisor, Carey Financial or the REITs managed by the Advisor, including the Company cannot be predicted at this time.

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

In June 2004, the Division of Enforcement of the SEC ("Enforcement Staff") commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of shares of the Company during 2002 and 2003. In December 2004, the scope of the Enforcement Staff's inquiries broadened to include broker-dealer compensation arrangements in connection with the Company and other REITs managed by the Advisor, as well as the disclosure of such arrangements. At that time the Advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the Advisor, Carey Financial, and REITs managed by the Advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The Advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the Advisor, Carey Financial or any Advisor-managed REIT in connection with the distribution of Advisor-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

In response to the Enforcement Staff's subpoenas and requests, the Advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the Advisor (including Corporate Property Associates 10 Incorporated ("CPA(R):10"), Carey Institutional Properties Incorporated ("CIP(R)"), Corporate Property Associates 12 Incorporated ("CPA(R):12"), Corporate Property Associates 14 Incorporated ("CPA(R):14") and the Company), in addition to selling commissions and selected dealer fees.

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,400, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                    PART II
           (Amounts in thousands, except share and per share amounts)

made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $870; CPA(R):12 paid in excess of $2,400; CPA(R):14 paid in excess of $4,900; and the Company paid in excess of $1,200. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

The Advisor, Carey Financial and the REITs, including the Company, are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the Advisor or Carey Financial in connection with the matters being investigated, the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the Advisor, Carey Financial and the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. In addition, any action brought against the Advisor or Carey Financial could have an indirect material adverse effect on the Company because of the Company's dependence on the Advisor and Carey Financial for a broad range of services.


Item 2. -- UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS

   (a) For the three-month period ended June 30, 2005, 276,263 shares were issued to the Advisor as consideration for performance fees. Shares were issued at $10 per share.

   (c) Issuer Purchases of Equity Securities

                                                                                    TOTAL NUMBER OF SHARES PURCHASED
                                                 TOTAL NUMBER OF    AVERAGE PRICE     AS PART OF PUBLICLY ANNOUNCED
             PERIOD                             SHARES PURCHASED   PAID PER SHARE         PLANS OR PROGRAMS (1)
------------------------------------            ----------------   --------------   --------------------------------
January 1, 2005 - January 31, 2005                   180,863           $  9.03                    N/A
February 1, 2005 - February 28, 2005                     433              9.33                    N/A
March 1, 2005 - March 31, 2005                             -                 -                    N/A
April 1, 2005 - April 30, 2005                       253,835              9.00                    N/A
May 1, 2005 - May 31, 2005                             3,250              9.00                    N/A
June 1, 2005 - June 30, 2005                         213,792              9.00                    N/A
                                                    --------
      Total                                          652,173
                                                    ========

   (1) All shares were purchased pursuant to the Company's redemption plan. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual Shareholders' meeting was held on June 9, 2005, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director       Total Shares Voting     Shares Voting For     Shares Withheld
----------------       -------------------     -----------------     ---------------
Trevor P. Bond               65,111,996            64,137,926             974,070
William P. Carey             65,111,996            63,049,935           2,062,061
Gordon F. DuGan              65,111,996            64,120,165             991,831
Elizabeth P. Munson          65,111,996            64,147,306             964,690
Charles E. Parente           65,111,996            64,134,809             977,187

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

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

   8/15/2005                       By: /s/ Claude Fernandez
----------------                       -----------------------------------------
     Date                              Claude Fernandez
                                       Managing Director and
                                       acting Chief Financial Officer
                                       (acting Principal Financial Officer)

   8/15/2005                       By: /s/ Michael D. Roberts
----------------                       -----------------------------------------
     Date                              Michael D. Roberts
                                       Executive Director and Controller
                                       (acting Principal Accounting Officer)