Form 10-Q
period 2005-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2005-11-14
CIK 1138301

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                        Commission File Number: 000-50249

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
             (Exact name of registrant as specified in its charter)

                MARYLAND                                 52-2298116
        (State of incorporation)            (I.R.S. Employer Identification No.)

           50 ROCKEFELLER PLAZA                             10020
            NEW YORK, NEW YORK                           (Zip Code)
(Address of principal executive offices)

              Registrant's telephone numbers, including area code:

                        Investor Relations (212) 492-8920
                                 (212) 492-1100

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Registrant has 127,496,408 shares of common stock, $.001 par value outstanding at November 8, 2005.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------
                         PART I - FINANCIAL INFORMATION

Item 1.      - Financial Statements*
               Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004                          3
               Consolidated Statements of Income for the three and nine months ended
                  September 30, 2005 and 2004                                                                      4
               Consolidated Statements of Comprehensive Income for the three and nine months
                  ended September 30, 2005 and 2004                                                                4
               Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004       5-6
               Notes to Consolidated Financial Statements                                                       7-13
Item 2.      - Management's Discussion and Analysis of Financial Condition and Results of Operations           14-21
Item 3.      - Quantitative and Qualitative Disclosures About Market Risk                                         22
Item 4.      - Controls and Procedures                                                                            23

                           PART II - OTHER INFORMATION

Item 1.      - Legal Proceedings                                                                                  24
Item 2.      - Unregistered Sales of Equity Securities and Use of Proceeds                                        24
Item 6.      - Exhibits                                                                                           24
Signatures                                                                                                        25

* The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART I
                         ITEM 1. - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       (in thousands except share amounts)

                                                                                                DECEMBER 31, 2004
                                                                           SEPTEMBER 30, 2005         (NOTE)
                                                                           ------------------   -----------------
ASSETS:
Real estate, net of accumulated depreciation of $72,644 and $47,756
   at September 30, 2005 and December 31, 2004                                 $1,722,984          $1,695,066
Net investment in direct financing leases                                         438,715             291,367
Intangible assets, net of accumulated amortization of $21,708 and
   $8,503 at September 30, 2005 and December 31, 2004                             224,643             228,760
Assets held for sale                                                               13,873              19,385
Real estate under construction                                                      4,460              25,115
Equity investments                                                                199,602             180,479
Cash and cash equivalents                                                         119,534             144,522
Marketable securities                                                              11,529              32,150
Other assets, net                                                                  86,503             101,552
                                                                               ----------          ----------
   Total assets                                                                $2,821,843          $2,718,396
                                                                               ==========          ==========
LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS' EQUITY:
Liabilities:
Limited recourse mortgage notes payable                                        $1,446,666          $1,309,126
Accrued interest                                                                    9,605               7,694
Due to affiliates                                                                   7,893               6,159
Accounts payable and accrued expenses                                              19,086               9,878
Other liabilities                                                                   8,347              24,161
Prepaid rental income and security deposits                                        51,994              66,122
Deferred acquisition fees payable to affiliate                                     33,820              34,650
Dividends payable                                                                  20,303              19,908
                                                                               ----------          ----------
   Total liabilities                                                            1,597,714           1,477,698
                                                                               ----------          ----------
Minority interest                                                                 188,365             176,490
                                                                               ----------          ----------
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $.001 par value; 240,000,000 shares authorized; issued and outstanding, 128,423,496 and 126,009,926 at September 30, 2005
   and December 31, 2004                                                              128                 126
Additional paid-in capital                                                      1,170,541           1,147,138
Dividend in excess of accumulated earnings                                       (118,321)            (85,151)
Accumulated other comprehensive (loss) income                                      (3,175)              6,189
                                                                               ----------          ----------
                                                                                1,049,173           1,068,302
Less, treasury stock at cost, 1,449,695 and 416,149 shares at September
   30, 2005 and December 31, 2004                                                 (13,409)             (4,094)
                                                                               ----------          ----------
   Total shareholders' equity                                                   1,035,764           1,064,208
                                                                               ----------          ----------
   Total liabilities, minority interest and shareholders' equity               $2,821,843          $2,718,396
                                                                               ==========          ==========

       The accompanying notes are an integral part of these consolidated financial statements.

NOTE: The balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (in thousands except share and per share amounts)

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                          2005            2004               2005           2004
                                                      ------------   ------------        ------------   ------------
REVENUES:
   Rental income                                      $     44,869   $     37,059        $    135,576   $     87,180
   Interest income from direct financing leases              9,430          4,531              23,061         11,670
   Other operating income                                    5,610          3,052               9,339          8,560
                                                      ------------   ------------        ------------   ------------
                                                            59,909         44,642             167,976        107,410
                                                      ------------   ------------        ------------   ------------
OPERATING EXPENSES:
   Depreciation and amortization                           (12,734)        (9,472)            (37,359)       (22,222)
   Property expenses                                       (12,013)        (7,785)            (28,628)       (17,599)
   General and administrative                               (3,200)        (1,753)             (8,285)        (5,245)
   Impairment charge on equipment                             (600)            --                (600)            --
                                                      ------------   ------------        ------------   ------------
                                                           (28,547)       (19,010)            (74,872)       (45,066)
                                                      ------------   ------------        ------------   ------------
OTHER INCOME AND EXPENSES:
Income from equity investments                               3,803          2,657              11,743          6,851
Other interest income                                        1,107            785               3,205          2,456
Minority interest in income                                 (3,868)        (2,627)            (10,975)        (6,367)
Loss on sale of equipment                                   (1,120)            --              (1,120)           (48)
Gain on derivative instruments, net                             24             --                  93             --
(Loss) gain on foreign currency transactions, net              (49)           416              (3,337)         2,153
Interest expense                                           (22,805)       (15,395)            (65,998)       (35,512)
                                                      ------------   ------------        ------------   ------------
                                                           (22,908)       (14,164)            (66,389)       (30,467)
                                                      ------------   ------------        ------------   ------------

   INCOME FROM CONTINUING OPERATIONS                         8,454         11,468              26,715         31,877
                                                      ------------   ------------        ------------   ------------
DISCONTINUED OPERATIONS:
   (Loss) income from operations of discontinued
      properties                                               (39)           (50)              1,299           (353)
   Loss on sale of real estate                                  --             --                 (10)            --
   Impairment charge on properties held for sale                --             --                (610)            --
                                                      ------------   ------------        ------------   ------------
   (Loss) income from discontinued operations                  (39)           (50)                679           (353)
                                                      ------------   ------------        ------------   ------------
   NET INCOME                                         $      8,415   $     11,418        $     27,394   $     31,524
                                                      ============   ============        ============   ============
BASIC EARNINGS PER SHARE:
   Income from continuing operations                  $        .07   $        .10        $        .21   $        .29
   Income from discontinued operations                          --             --                 .01             --
                                                      ------------   ------------        ------------   ------------
   NET INCOME                                         $        .07   $        .10        $        .22   $        .29
                                                      ============   ============        ============   ============
DIVIDENDS DECLARED PER SHARE                          $     .15990   $     .15796        $     .47820   $     .47201
                                                      ============   ============        ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC            127,211,696    112,802,854         126,702,677    108,511,601
                                                      ============   ============        ============   ============

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                          2005            2004               2005           2004
                                                      ------------   ------------        ------------   ------------
Net income                                            $      8,415   $     11,418        $     27,394   $     31,524
Other comprehensive income:
   Change in foreign currency translation
    adjustment                                                (389)           134              (8,736)        (2,700)
   Change in unrealized (depreciation)
    appreciation of marketable securities                     (169)           151                (324)           151
   Unrealized gain (loss) on derivative
    instrument                                                 210            387                (304)            49
                                                      ------------   ------------        ------------   ------------
                                                              (348)           672              (9,364)        (2,500)
                                                      ------------   ------------        ------------   ------------
   Comprehensive income                               $      8,067   $     12,090        $     18,030   $     29,024
                                                      ============   ============        ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                               2005        2004
                                                                                            ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                               $  27,394   $  31,524
      Adjustments to reconcile net income to net cash provided by operating activities:
      (Income) loss from discontinued operations, including impairment charges
         on real estate and loss on sale                                                         (679)        353
      Depreciation and amortization of intangibles and deferred financing costs                39,529      22,906
      Equity income in excess of distributions received                                          (683)       (510)
      Straight-line rent adjustments                                                           (2,028)     (4,958)
      Settlement proceeds assigned to lender                                                     (506)     (2,754)
      Loss on sale of equipment                                                                 1,120          48
      Gain on derivative instruments, net                                                         (93)         --
      Loss (gain) on foreign currency transactions, net                                         3,337      (2,153)
      Issuance of shares to affiliate in satisfaction of fees due                               8,224       4,354
      Minority interest in income                                                              10,975       6,367
      Impairment charge on equipment                                                              600          --
      Changes in operating assets and liabilities, net                                         11,583         666
                                                                                            ---------   ---------
      Net cash provided by continuing operations                                               98,773      55,843
      Net cash provided by (used in) discontinued operations                                      111         (14)
                                                                                            ---------   ---------
         Net cash provided by operating activities                                             98,884      55,829
                                                                                            ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from operations of equity investments in excess of equity income               2,235         976
   Acquisition of real estate and equity investments and other capitalized costs             (304,026)   (671,917)
   VAT taxes recovered in connection with purchases of real estate, net                            --       5,132
   Payment of deferred acquisition fees                                                        (6,001)     (3,253)
   Purchase of short-term investments                                                              --     (17,782)
   Redemption of short-term investments                                                            --      55,615
   Purchases of securities                                                                         --     (19,125)
   Proceeds from sale of marketable securities                                                 20,000     130,125
   Proceeds from sale of real estate and equipment                                             19,759       5,786
   Cash acquired in acquisition of business operations (1)                                         --      86,626
   Cash payments to shareholders of acquired company                                               --    (231,826)
                                                                                            ---------   ---------
         Net cash used in investing activities                                               (268,033)   (659,643)
                                                                                            ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from mortgages                                                                    213,286     418,862
   Scheduled mortgage and note principal payments                                             (19,856)     (7,885)
   Deferred financing costs and mortgage deposits, net of deposits refunded                       (53)     (1,178)
   Capital contributions from minority partner                                                 23,784      76,709
   Distributions paid to minority partners                                                    (14,946)     (4,139)
   Proceeds from issuance of stock, net of costs of raising capital                            15,181      15,818
   Dividends paid                                                                             (60,169)    (49,980)
   Purchase of treasury stock                                                                  (9,315)     (2,860)
                                                                                            ---------   ---------
         Net cash provided by financing activities                                            147,912     445,347
                                                                                            ---------   ---------
   Effect of exchange rate changes on cash                                                     (3,751)        878
                                                                                            ---------   ---------
         Net decrease in cash and cash equivalents                                            (24,988)   (157,589)
Cash and cash equivalents, beginning of period                                                144,522     235,217
                                                                                            ---------   ---------
Cash and cash equivalents, end of period                                                    $ 119,534   $  77,628
                                                                                            =========   =========

                                   -continued-

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                 (in thousands)

(1) The merger with Carey Institutional Properties Incorporated ("CIP(R)") as described in Note 3 to the consolidated financial statements, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, and a cash payment to CIP(R) shareholders who elected to redeem their shares and certain costs as follows:

Real estate accounted for under the operating method              $ 228,465
Net investment in direct financing leases                           136,638
Intangible assets                                                   106,641
Equity investments                                                   94,251
Investment in mortgage loan securitization                           11,999
Other assets                                                          3,255
Mortgage notes payable net (cost $205,572)                         (202,186)
Amounts due to CIP(R)shareholders(a)                               (231,826)
Other liabilities(b)                                                (24,161)
Minority interest                                                   (35,497)
Issuance of common stock                                           (174,205)
                                                                  ---------
   Cash acquired in acquisition of CIP(R)'s business operations   $  86,626
                                                                  =========

     As part of the merger, the Company issued 17,420,571 shares of common stock of the Company to shareholders of CIP(R) in exchange for 15,982,176 shares of common stock of CIP(R).

(a) Consists of final dividend payable of $90,913 and $140,913 for redemption of shares.

(b) Includes current and deferred fees of $6,385 and $5,108 payable to W.P. Carey & Co. LLC (see Note 3 to the consolidated financial statements).

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands except share and per share amounts)

NOTE 1. BUSINESS:

Corporate Property Associates 15 Incorporated (the "Company") is a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of the Company's revenue is earned from leasing real estate, primarily on a net lease basis. The Company was formed in 2001 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC. As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of the Company's income, the level of the Company's distributions and other factors.

NOTE 2. BASIS OF PRESENTATION:

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

INFORMATION ABOUT GEOGRAPHIC AREAS

The Company has international investments in Belgium, Finland, France, Germany and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $16,940 and $10,564 for the three months ended September 30, 2005 and 2004, respectively, lease revenues of $47,260 and $24,486 for the nine months ended September 30, 2005 and 2004, respectively, income from equity investments of $138 and $188 for the three months ended September 30, 2005 and 2004, respectively, and income from equity investments of $290 and $206 for the nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 and December 31, 2004, long-lived assets related to international investments were $758,429 and $566,088, respectively.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 11). As a result, certain prior period amounts have been reclassified to conform to current period financial statement presentation.

For the periods ended September 30, 2005 and 2004, the Company purchased and sold auction-rate securities. As a result, certain amounts were reclassified in the accompanying statements of cash flows for the period ended September 30, 2004 to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ratified the Emerging Issues Task Force ("EITF") Consensus on Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." The EITF agreed on a framework for evaluating when a general partner controls, and should consolidate, a limited partnership or a similar entity. The EITF is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships must apply the consensus no later than the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-5 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 3. BUSINESS COMBINATION:

On September 1, 2004, a subsidiary of the Company and CIP(R), an affiliated real estate investment trust managed by a wholly-owned subsidiary of W.P. Carey & Co. LLC (the "Advisor") completed a merger ("Merger") pursuant to a Merger agreement dated June 4, 2004 between the companies. The Merger provided a liquidation option for CIP(R)

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

shareholders and provided for the continued growth and enhancement of the Company's investment portfolio. Under the terms of the Merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on August 24, 2004, the Company's subsidiary is the surviving company. The total purchase price for CIP(R) was $519,477, which is comprised of 17,420,571 ($174,206 based on $10 per share) shares of the Company's common stock, $140,913 in consideration for CIP(R) shareholders who redeemed their interests, fair value of debt assumed of $202,186 and transaction costs of $2,172. Prior to the completion of the Merger, CIP(R)'s interests in certain real estate assets that did not meet the investment objectives of the Company based upon the lease term were sold to W.P. Carey & Co. LLC.

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

In connection with evaluating the fair value of real estate interests acquired, the Company assigned a portion of the value to both tangible assets and intangible assets. Intangible assets consist of values attributable to above-market and below-market leases, in-place lease intangibles and tenant relationships. As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the allocation of value to tangible and intangible assets is based on certain critical accounting estimates. The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at "market" rates. Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting the Company's assessment of the risk associated with the lease acquired. In-place lease and tenant relationship values are based on the specific characteristics of each lease and estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The fair values of the interest in the mortgage loan securitization and mortgage notes payable were determined using cash flow models and assumptions about market interest rates at or near the date of the Merger. Substantially all of the other assets acquired and liabilities assumed approximated their stated values and are short-term in nature.

NOTE 4. TRANSACTIONS WITH RELATED PARTIES:

In connection with performing services on behalf of the Company, the advisory agreement between the Company and a wholly-owned subsidiary of W.P. Carey & Co. LLC (the "Advisor") provides that the Advisor receive asset management and performance fees, each of which are 1/2 of 1% of average invested assets as defined in the advisory agreement. The performance fee is subordinated to the preferred return, a cumulative non-compounded distribution return of 6%. Effective in 2005, the advisory agreement was amended to allow the Advisor to elect to receive restricted common stock for any fee due from the Company. The Advisor has elected to receive the performance fee for 2005 in restricted shares of common stock of the Company at net asset value. The Advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred asset management fees of $2,967 and $2,134 for the three months ended September 30, 2005 and 2004, respectively, and $8,522 and $5,212 for the nine months ended September 30, 2005 and 2004, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying financial statements. The Company incurred personnel reimbursements of $929 and $764 for the three months ended September 30, 2005 and 2004, respectively, and $2,810 and $1,896 for the nine months ended September 30, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying financial statements.

Fees are payable to the Advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the preferred return has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase of a property until paid. For transactions that were completed during the nine months

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

ended September 30, 2005, current and deferred fees were $6,463 and $5,170, respectively. For transactions that were completed during the nine months ended September 30, 2004, current and deferred fees were $17,308 and $13,846, respectively. An annual installment of deferred fees was paid to the Advisor in January 2005.

The Company owns interests in entities which range from 30% to 64%, with the remaining interests held by affiliates. The Company has significant influence in these investments, which are, therefore, accounted for under the equity method of accounting (see Note 7).

NOTE 5. ACQUISITIONS OF REAL ESTATE AND REAL ESTATE INTERESTS:

During the nine months ended September 30, 2005, the Company completed four investments, including two expansions at existing properties, at a total cost of $288,056, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments $202,529 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 4.7% and 10.3 years, respectively.

During the nine-month period ended September 30, 2005, the Company, together with an affiliate, also completed two equity investments, in entities where the Company's ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company's proportionate share of cost and limited recourse mortgage financing in these investments is $70,820 and $49,793, respectively. The weighted average interest rate and term of the limited recourse mortgage financing are approximately 4.8% and 12.1 years, respectively.

For the comparative nine-month period ended September 30, 2004, the Company completed 13 investments, including two build-to-suit projects, at a total cost of $655,859 (excluding the investments acquired in the Merger as described in Note 3), which is based upon the applicable exchange rate at the date of acquisition where appropriate. A total of $407,484 in limited recourse mortgage financing was obtained in connection with these investments. The weighted average interest rate and term of the limited recourse mortgage financing are approximately 5.9% and 14.2 years, respectively. Included in the total cost of investments is an amount of $312,445 representing an investment in 78 self-storage facilities that operate under the U-Haul brand name. The Company obtained limited recourse mortgage financing on this investment of $183,000 with a fixed interest rate of 6.449% for a term of 10 years. These investments have been disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

NOTE 6. INTANGIBLES:

In connection with its acquisition of properties, the Company has recorded net lease intangibles of $227,493, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.

Intangibles are summarized as follows:

                                    SEPTEMBER 30, 2005    DECEMBER 31, 2004
                                    ------------------   ------------------
Lease intangibles
   In-place lease                        $147,552             $139,514
   Tenant relationship                     29,581               27,927
   Above-market rent                       69,218               69,822
   Less: accumulated amortization         (21,708)              (8,503)
                                         --------             --------
                                         $224,643             $228,760
                                         ========             ========
Below-market rent                        $(18,858)            $(19,056)
Less: accumulated amortization              1,381                  653
                                         --------             --------
                                         $(17,477)            $(18,403)
                                         ========             ========

Net amortization of intangibles, including the effect of foreign currency translations, was $5,004 and $2,007 for the quarters ended September 30, 2005 and 2004, respectively, and $13,619 and $3,438 for the nine months ended September 30, 2005 and 2004, respectively. Based on the intangibles recorded through September 30, 2005, annual net amortization of intangibles for each of the next five years is expected to be $16,963.

NOTE 7. EQUITY INVESTMENTS:

The Company owns interests in single-tenant net leased properties leased to corporations (i) through noncontrolling interests in partnerships and limited liability companies in which its ownership interests are generally 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; True Value Company; Hologic, Inc., Starmark Camhood LLC., Actuant Corporation, Marriott International, Inc. ("Marriott"), Advanced Micro Devices, Inc. ("AMD"), Compucom Systems, Inc. ("Compucom"), The Upper Deck Company ("Upper Deck"), Del Monte Corporation ("Del Monte"), The Talaria Company

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

(doing business as The Hinckley Company or "Hinckley") and the Police Prefecture, French Government ("French Government"). The interests in Hinckley and French Government were acquired in May 2005 and July 2005, respectively.

Summarized combined financial information of the equity investees is as follows:

                                                  SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                  ------------------   -----------------
Assets (primarily real estate)                         $ 916,206           $ 763,997
Liabilities (primarily mortgage notes payable)          (570,465)           (451,998)
                                                       ---------           ---------
Partners' and members' equity                          $ 345,741           $ 311,999
                                                       =========           =========
Company's share of equity investees' net assets        $ 199,602           $ 180,479
                                                       =========           =========

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                      2005       2004
                                                                    --------   --------
Revenues (primarily rental income and interest income from
   direct financing leases)                                         $ 68,770   $ 64,268
Expenses (primarily interest on mortgages and depreciation)          (36,062)   (34,721)
                                                                    --------   --------
Net income                                                          $ 32,708   $ 29,547
                                                                    ========   ========
Company's share of net income from equity investments               $ 11,743   $  6,851
                                                                    ========   ========

NOTE 8. INTEREST IN MORTGAGE LOAN SECURITIZATION:

The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust ("CCMT") mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of other comprehensive income as part of shareholders' equity. As of September 30, 2005, the fair value of the Company's interest was $11,529, reflecting an aggregate unrealized loss of $39 and cumulative net amortization of $431 ($297 for the nine months ended September 30, 2005). The fair value of the Company's interests in CCMT is determined using a discounted cash flow model with assumptions for market rates and the credit quality of the underlying lessees.

One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

                                     FAIR VALUE AS OF SEPTEMBER 30, 2005   1% ADVERSE CHANGE   2% ADVERSE CHANGE
                                     -----------------------------------   -----------------   -----------------
Fair value of the interest in CCMT                  $11,529                     $11,031             $10,561

The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

NOTE 9. DERIVATIVE INSTRUMENT:

During 2004 the Company obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $21,349 as of September 30, 2005 and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company's objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At September 30, 2005, the interest rate swap had a fair value liability of $833 and was included in other liabilities. The change in net unrealized loss of $210 and $387 for the three-month periods ended September 30, 2005 and 2004, respectively, and of $304 and $49 for the nine-month periods ended September 30, 2005 and 2004, respectively, for this cash flow hedge is included in accumulated other comprehensive income in shareholders' equity.

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

Among the payments reflected in documents produced to the Enforcement Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA(R):10 paid in excess of $40; CIP(R) paid in excess of $875;

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

CPA(R):12 paid in excess of $2,455; CPA(R):14 paid in excess of $4,990; and the Company paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

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

NOTE 11. ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS:

ASSETS HELD FOR SALE

In August 2005, the Company entered into a contract with a third party to sell a property in Miami, Florida for $17,600. As a result, this property has been reclassified as an asset held for sale. The Company recorded a $24,000 impairment charge in previous years with respect to this property. This property had a carrying value of $13,873 at September 30, 2005. During the fourth quarter of 2005, the buyer exercised its right to terminate the contract and as a result, the Company is currently remarketing the property for sale. The Company currently intends to dispose of this property within the next 12 months and continues to classify it as held for sale.

2005 DISCONTINUED OPERATIONS

In April 2005, the Company completed the sale of a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. ("Transworld") to a third party for net proceeds of $19,419. The Company entered into an agreement in December 2004 to sell this property, at which time it reclassified the property as an asset held for sale and recognized a non-cash impairment charge of $5,000 to reduce the property's carrying value to an amount which approximated the sales price less estimated costs to sell. As a result of a quarterly review of this property's carrying value, the Company recognized an additional non-cash impairment charge of $610 during the quarter ended March 31, 2005 to further reduce this property's carrying value to an amount which approximated the sales price less estimated costs to sell.

In addition, prior to the sale, the Company received cash of $150 and a $4,000 promissory note with a term of approximately five years from Transworld in settlement of its remaining lease obligations. Transworld also agreed to forfeit its $1,694 security deposit. The Company has fully reserved the amounts due under the note.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations, impairment charges and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying financial statements as Discontinued Operations for all periods presented and are summarized as follows:

                                                       THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------   -------------------------------
                                                                 2005    2004                      2005      2004
                                                                -----   -----                    -------   -------
Revenues (primarily forfeiture of a security deposit
   and lease termination fees)                                  $ 200   $ 355                    $ 3,431   $ 1,065
Expenses (primarily property expenses)                           (239)   (405)                    (2,132)   (1,418)
Loss on sale of real estate                                        --      --                        (10)       --
Impairment charge on real estate                                   --      --                       (610)       --
                                                                -----   -----                    -------   -------
   (Loss) income from discontinued operations                   $ (39)  $ (50)                   $   679   $  (353)
                                                                =====   =====                    =======   =======

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                (in thousands except share and per share amounts)

NOTE 12. SUBSEQUENT EVENTS:

In October 2005, the Company entered into a contract to sell its majority interest in the assets and liabilities of a joint venture company, which owns property in Toulouse, France, to the other third party joint venture partner. The net proceeds from the sale of the Company's majority interest are expected to be approximately $4,100. The City of Toulouse has the right, for a specified period, to purchase the property on similar terms. The City of Toulouse has not yet notified the Company as to whether or not it will exercise this right. The Company expects this transaction to close in the fourth quarter of 2005, subject to the City of Toulouse's right to purchase this property, at which time it expects to recognize a gain of approximately $1,250.

In November 2005, the Company entered into a deed-in-lieu transaction with the lender of limited recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, the Company transferred the property to the lender in return for release from the outstanding debt obligation. The Company expects to record a non-cash gain, before taxes, of approximately $1,300 in the fourth quarter of 2005 on being released from its loan obligation. In addition, the Company anticipates annual savings of approximately $700 in property carrying costs and $2,400 in interest expense as a result of the disposal.

As a result of the transactions described above, these assets will be reclassified as held for sale in the fourth quarter of 2005 and their historical results of operations will be reclassified to discontinued operations.

                 CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (Amounts in thousands, except share amounts)

The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated contain forward-looking statements and should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2005. As used in this quarterly report on Form 10-Q, the terms the "Company," "we," "us" and "our" include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "expect," "estimate," "intend," "could," "should," "would," "may," "seeks," "plans" or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management's discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2004. There has been no significant change in such critical accounting estimates.

EXECUTIVE OVERVIEW

BUSINESS OVERVIEW

We are a real estate investment trust ("REIT") that invests in commercial and industrial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a net lease basis. We were formed in 2001 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the "Advisor").

CURRENT DEVELOPMENTS AND TRENDS

ACQUISITIONS - In July 2005, we, together with an affiliate, Corporate Property Associates 16 - Global, Inc. ("CPA(R):16-Global"), each through a 50% interest, jointly purchased land and buildings located in Paris, France, for $106,649 (based on the exchange rate of the Euro on the date of acquisition).

PROPOSED DISPOSITIONS - We entered into a contract in August 2005 to sell property in Miami, Florida to a third party for $17,600. During the fourth quarter of 2005, the buyer exercised its right to terminate the contract and as a result, we are currently remarketing the property for sale.

In addition, subsequent to September 30, 2005, we entered into contracts to dispose of our property in Tulsa, Oklahoma and our interests in the assets and liabilities of a joint venture company, which owns property in Toulouse, France.

DIVIDEND - In September 2005, our board of directors approved and increased the third quarter dividend to $.1599 per share payable in October 2005 to shareholders of record as of September 30, 2005.

CURRENT TRENDS INCLUDE:

We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that the low long-term treasury rate has created greater investor demand for yield-based investments, such as net leased real estate, thus creating increased capital flows and a more competitive investment environment.

We believe that several factors may provide us with continued investment opportunities both domestically and internationally including increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.

We currently expect international commercial real estate to comprise a significant portion of the investments we make. Financing terms for international transactions are generally more favorable as they provide for lower interest rates and greater flexibility to finance the underlying property. These benefits are partially offset by shorter financing maturities and increased exposure to fluctuations in foreign currency exchange rates.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except share amounts)

Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index ("CPI"). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.

Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have five tenants in the auto industry, of which one has recently filed a voluntary petition of bankruptcy. The tenant who has filed for bankruptcy protection has not indicated whether they will affirm their lease. These five tenants account for annual lease revenues of $7,604 and have an aggregate carrying value of $61,144 as of September 30, 2005. Of these totals, the tenant that filed for bankruptcy protection accounts for approximately $2,537 and $19,160 of annual lease revenues and carrying value at September 30, 2005, respectively. All tenants are current on their obligations. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our results of operations.

For the nine months ended September 30, 2005, cash flow generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments (see Financial Condition below).

Management believes that as the portfolio matures there is a potential for an increase in the value of the portfolio and that any increase may not be reflected in the financial statements; however, rising interest rates and other market conditions may have an adverse affect on the future value of the portfolio.

REIT QUALIFICATION

We filed our 2004 Federal tax return as a REIT under the Internal Revenue Code of 1986 (the "Code"). Under the Code, REITs are subject to numerous organizational and operational requirements including limitations on certain types of gross income. As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute to our shareholders as long as we meet such requirements and distribute at least 90% of our taxable income (excluding net capital gains) on an annual basis. In order for distributions to be counted towards our distribution requirement, they must not be "preferential dividends." A dividend is not a preferential dividend if it is pro rata among all outstanding shares of stock within a particular class. Beginning with our April 2004 distribution, we permitted shareholders who maintained financial advisory or "wrap" accounts for which the shareholders were charged fees by their financial advisors to reinvest their distributions under our distribution reinvestment and share purchase plan at the same price as other shareholders participating in the plan, less an amount equal to the 5% selling commissions that would otherwise have been payable by us to selected dealers who do not receive financial advisory or wrap fees directly from their customers. Although the amount of additional shares issued at the lower price was de minimis, upon being advised that such issuances might be construed to be preferential dividends, we promptly notified the IRS and submitted a request for a closing agreement. Under the proposed closing agreement, the IRS would agree that such dividends would not be treated as preferential and we would agree to treat all shareholders similarly with respect to future distributions of shares under our distribution reinvestment plan. Although we expect that, given the technical nature of the issue and the de minimis number of shares involved, the IRS will view our request favorably, no assurance can be given that the IRS will grant our request for a closing agreement with respect to this issue. Even if the IRS grants our request, it is likely that we would be required to pay a monetary penalty, the amount of which has not been determined. If we fail to qualify for taxation as a REIT for any taxable year, our income will be taxed at regular corporate rates, and we may not be able to qualify for treatment as a REIT for that year and the next four years. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to federal, state, local and foreign taxes on our income and property and to income and excise taxes on our U.S. undistributed income.

HOW MANAGEMENT EVALUATES RESULTS OF OPERATIONS

Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management's assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management's evaluation of our potential for generating cash flow includes our assessment of the long-term sustainability of our real estate portfolio.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except share amounts)

Our operations consist of the investment in and the leasing of industrial and commercial real estate. Management's evaluation of the sources of lease revenues for the nine months ended September 30, 2005 and 2004 is as follows:

                                                 2005       2004
                                               --------   -------
Rental income                                  $135,576   $87,180
Interest income from direct financing leases     23,061    11,670
                                               --------   -------
                                               $158,637   $98,850
                                               ========   =======

For the nine-month periods ended September 30, 2005 and 2004, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

                                                                  2005       2004
                                                                --------   -------
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a) (e)   $ 21,406   $12,062
Carrefour France, SA. (c) (e)                                     12,158    11,213
Clear Channel Communications, Inc. (e)                            10,613    10,613
Thales S.A. (a) (c) (e)                                            8,431     1,796
Pohjola Non-Life Insurance Company (c) (d) (e)                     5,674        --
Universal Technical Institute (a)                                  5,637     1,310
TietoEnator plc. (a) (c) (e)                                       5,314     1,564
Foster Wheeler, Inc.                                               3,986     3,955
Medica - France, SA (c) (e)                                        3,953     3,689
Life Time Fitness, Inc.                                            3,696     3,696
Hellweg Die Profi-Baumarkte GmbH & Co. KG (c) (d)                  3,571        --
Information Resources, Inc. (b) (e)                                3,236       385
Qualceram Shires plc. (c)                                          3,044     2,964
Best Buy Co., Inc. (b) (e)                                         2,900       318
Lillian Vernon Corporation                                         2,886     2,886
Berry Plastics Corporation (a)                                     2,432     2,190
Dick's Sporting Goods, Inc. (b)                                    2,395     1,496
Other (b) (c) (e)                                                 57,305    38,713
                                                                --------   -------
                                                                $158,637   $98,850
                                                                ========   =======

(a) We placed into service or acquired our interest in this investment during 2004.

(b) Includes the Carey Institutional Properties Incorporated ("CIP(R)") real estate interests acquired in the September 2004 merger.

(c) Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)  We acquired our interest in this investment during 2005.

(e) Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $33,270 and $17,874 for the nine-month periods ended September 30, 2005 and 2004, respectively.

We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. For the nine-month periods ended September 30, 2005 and 2004, our share of net lease revenues in the following lease obligations is as follows:

                                       2005      2004
                                     -------   -------
Marriott International, Inc. (b)     $ 6,761   $   739
Starmark Holdings L.L.C.               6,000     6,030
True Value Company                     5,427     5,427
Advanced Micro Devices, Inc. (b)       2,613       272
Petsmart, Inc.                         1,868     1,868
Hologic, Inc                           1,515     1,515
Compucom Systems, Inc (b)              1,110       117
Del Monte Corporation (b)              1,108       123
The Upper Deck Company (b)             1,089       121
French Government (a) (d)                662        --
The Talaria Company (Hinckley) (d)       609        --
Actuant Corporation (a) (c)              563       125
Builders FirstSource, Inc.               432       430
                                     -------   -------
                                     $29,757   $16,767
                                     =======   =======

                                       16

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

RESULTS OF OPERATIONS

LEASE REVENUES

For the comparable quarters ended September 30, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $12,709, primarily due to $6,246 from new leases entered into during 2004 and 2005, $4,915 from the properties acquired from CIP(R) in September 2004 (the "Merger") and $1,109 from the completion of several build-to-suit projects primarily in 2004. Rent increases and fluctuations in foreign currency exchange rates did not have a significant impact on lease revenues during the third quarter of 2005. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.

For the comparable nine-month periods ended September 30, 2005 and 2004, lease revenues increased by $59,787, primarily due to the same factors described above. New leases entered into during 2004 and 2005 contributed $31,301 of the increase, rent from properties acquired in the Merger and the completion of several build-to-suit projects contributed $22,011 and $5,380, respectively, while rent increases at several properties contributed $1,056.

RECENT LEASE ACTIVITY - The following lease activity occurred during the quarter ended September 30, 2005:

     - Initial annual rent from investments and build-to-suit projects completed in the third quarter of 2005 approximates $6,159 (based on the exchange rate at the date of acquisition).

UPCOMING LEASE ACTIVITY - There are no lease expirations scheduled during the next 12 months. The following events are scheduled during the next 12 months:

     - A build-to-suit project, which is expected to be completed by the end of the year, is expected to contribute additional annual rent of approximately $865 upon its completion.

OTHER OPERATING INCOME

Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Actual recovery of reimbursable costs are recorded as both income and property expense and, therefore, have no impact on net income. For the comparable quarters ended September 30, 2005 and 2004, other operating income increased $2,558 primarily as a result of increased property costs which are reimbursable by tenants.

For the comparable nine-month periods ended September 30, 2005 and 2004, other operating income increased by $779, primarily due to an increase in reimbursable tenant costs of $2,929 as described above. This increase was partially offset by the forfeiture of Fleming Companies, Inc.'s $2,754 security deposit to us in the first quarter of 2004.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except share amounts)

DEPRECIATION AND AMORTIZATION

For the comparable three and nine-month periods ended September 30, 2005 and 2004, depreciation and amortization increased $3,262 and $15,137, respectively, primarily as the result of investment activity in 2004 and 2005, including the Merger, and the completion of several build-to-suit projects in 2004.

PROPERTY EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, property expenses increased $4,228 primarily due to increases in costs reimbursable by tenants, such as real estate taxes, of $2,127 and asset management and performance fees of $1,668. These increases are primarily due to the growth of our asset base as a result of several investments in 2005 and 2004, including the Merger.

For the comparable nine-month periods ended September 30, 2005 and 2004, property expenses increased $11,029 primarily due to the same factors described above. Asset management and performance fees increased $6,619, costs reimbursable by tenants increased $2,192 and certain property related expenses increased $869 in connection with activity at specific properties.

GENERAL AND ADMINISTRATIVE EXPENSES

For the comparable quarters ended September 30, 2005 and 2004, general and administrative expenses increased $1,447. The increase is mainly due to a $667 increase in income taxes primarily incurred by a subsidiary located in the United Kingdom and a $443 increase in bad debt expense primarily for certain non-real estate related receivables of a French subsidiary which have been written off in connection with a sale. The remainder of the increase is primarily attributable to an increase in our share of expenses allocated by the Advisor due to an increase in our asset base and an increase in our share of rental expenses under an office-sharing agreement.

For the comparable nine-month periods ended September 30, 2005 and 2004, general and administrative expenses increased $3,040 for the same reasons described above. The increase is primarily attributable to a $914 increase in our share of expenses allocated by the Advisor, a $628 increase in income taxes of subsidiaries, a $484 increase in our share of rental expenses under an office-sharing agreement and a $443 increase in bad debt expense.

Included in general and administrative expenses are accounting fees. We will not be performing compliance testing in accordance with the Sarbanes-Oxley Act for 2005 as, pursuant to recently clarified SEC interpretations, we are not considered an accelerated filer. As a non-accelerated filer we are not required to perform compliance testing until 2007.

IMPAIRMENT CHARGE ON EQUIPMENT

We incurred a non-cash impairment charge of $600 during the three and nine-month periods ended September 30, 2005 in connection with the disposal of certain equipment at an existing property.

INCOME FROM EQUITY INVESTMENTS

For the three and nine-month periods ended September 30, 2005 and 2004, income from equity investments increased by $1,146 and $4,892, respectively, primarily due to income from equity investments acquired in connection with the Merger as well as income from equity investments acquired during 2005.

MINORITY INTEREST IN INCOME

For the comparable three and nine-month periods ended September 30, 2005 and 2004, minority interest in income increased $1,241 and $4,608, respectively, primarily due to investment activity in 2005 and 2004, including the Merger, which contributed $1,245 and $4,970 of the increase, respectively.

LOSS ON SALE OF EQUIPMENT

We incurred a loss of $1,120 during the three and nine-month periods ended September 30, 2005 on the sale of certain equipment at an existing property.

(LOSS) GAIN ON FOREIGN CURRENCY TRANSACTIONS, NET

For the quarter ended September 30, 2005, we incurred a net loss on foreign currency transactions of $49 as compared to a net gain of $416 in the comparable prior year quarter. This loss is primarily due to the strengthening of the U.S. dollar since December 31, 2004. During the quarter ended September 30, 2004, we recognized net foreign currency transaction gains of $416, primarily on the translation of intercompany subordinated debt, as a result of the weakening of the U.S. dollar against the Euro during the third quarter of 2004.

For the nine months ended September 30, 2005, we incurred a net loss on foreign currency transactions of $3,337 as compared to a net gain of $2,153 in the comparable prior year period. This loss primarily consists of unrealized losses of $3,093 on the translation of intercompany subordinated debt with

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except share amounts)

scheduled principal repayments or accrued interest on such debt, primarily due to the strengthening of the U.S. dollar since December 31, 2004. During the nine months ended September 30, 2004, we recognized a net foreign currency transaction gain primarily as a result of the transfer of cash from a foreign subsidiary.

INTEREST EXPENSE

For the comparable three and nine-month periods ended September 30, 2005 and 2004, interest expense increased by $7,410 and $30,486, respectively, primarily due to interest expense on new mortgages obtained or assumed on properties acquired in 2005 and 2004, including the Merger.

(LOSS) INCOME FROM DISCONTINUED OPERATIONS

Loss from discontinued operations of $39 for the quarter ended September 30, 2005 represents the results of operations from our planned disposition of a property in Miami, Florida. The loss from discontinued operations of $50 for the comparable prior year quarter reflects carrying costs at this property as well as another property sold in April 2005.

Income from discontinued operations of $679 for the nine months ended September 30, 2005 represents the results of operations from our properties held for sale in Florida of $1,299 and the loss on sale of one of these properties partially offset by an impairment charge of $610 recorded during the first quarter of 2005 in connection with the sale of this property. Income of $1,299 for the nine months ended September 30, 2005 includes the forfeiture of a former tenant's $1,694 security deposit and $956 of lease termination fees, which are partially offset by carrying costs incurred at these properties. In addition, we received a $4,000 promissory note with a term of approximately five years from a tenant in settlement of its remaining lease obligations. We have fully reserved the amounts due under the note. The loss from discontinued operations of $353 for the comparable prior year period is primarily the result of carrying costs at our Miami, Florida property which has been classified as held for sale.

NET INCOME

For the comparable quarters ended September 30, 2005 and 2004, net income decreased $3,003 primarily due to a loss of $1,120 incurred on the sale of equipment at an existing property. In addition, increases in revenues primarily due to increased investment activity including the Merger were offset by higher operating expenses as well as higher interest expense also primarily related to the increased investment activity. These variances are described above.

For the comparable nine-month periods ended September 30, 2005 and 2004, net income decreased by $4,130, primarily due to net losses incurred on foreign currency transactions as well as the loss on sale of equipment at an existing property. These losses were partially offset by income generated from properties held for sale. In addition, increases in revenues primarily due to increased investment activity including the Merger were offset by higher operating expenses as well as higher interest expense also primarily related to the increased investment activity. These variances are described above.

FINANCIAL CONDITION

USES OF CASH DURING THE PERIOD

Cash and cash equivalents totaled $119,534 as of September 30, 2005, a decrease of $24,988 from the December 31, 2004 balance. Management believes we have sufficient cash balances to meet our working capital needs including our distribution rate. Our use of cash during the period is described below.

OPERATING ACTIVITIES - In evaluating cash flow from operations, management includes cash flow from our equity distributions that are included in investing activities. Cash flows from operating activities and distributions from the operations of equity investments in excess of equity income of $101,119 were sufficient to fund distribution payments of $60,169, scheduled mortgage principal payments of $19,856 and distributions to minority interests of $14,946.

Annual operating cash flow is expected to increase as a result of recent investment activity. Investments completed in 2005 are expected to provide annual cash flow of approximately $10,419, subject to fluctuations in foreign currency exchange rates. Scheduled rent increases at existing properties, most of which are based on increases in the CPI, should also contribute to increased operating cash flow.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except share amounts)

INVESTING ACTIVITIES - Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to our Advisor and the purchase of and sale of short-term investments and marketable securities which we intend to convert to cash. We used $283,316 for investments in 24 properties and incurred $20,710 of capitalized costs primarily related to build-to-suit projects that are expected to be completed during 2005. The annual installment of deferred acquisition fees was paid in January 2005 and totaled $6,001. In April 2005, we sold a property in Miami, Florida formerly leased to Transworld and received proceeds of $19,546. We also sold our holdings of auction-rate securities during the quarter ended June 30, 2005 and received proceeds of $20,000 which are now invested in short-term money market instruments.

FINANCING ACTIVITIES - In addition to making scheduled mortgage principal payments, paying distributions to shareholders and making distributions to minority partners, we used $9,315 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. In connection with obtaining limited recourse mortgage financing on several investments and completed build-to-suit projects, we received mortgage proceeds of $213,286 and received a contribution of $23,784 from the minority partner. We also obtained $15,181 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.

Currently, the majority of our mortgages are limited recourse and bear interest at fixed rates, including a loan which effectively has a fixed rate as the result of our simultaneously entering into an interest rate swap agreement. Accordingly, our cash flow should not be adversely affected by increases in interest rates. However, financings on future investments will likely bear higher rates of interest.

CASH RESOURCES

As of September 30, 2005, we had $119,534 in cash and cash equivalents which will primarily be used for future real estate investments and may be used for working capital needs, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $57,589 as of September 30, 2005 and any proceeds may be used to finance future real estate purchases and for working capital needs.

CASH REQUIREMENTS

During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until January 2009), paying distributions to shareholders, making distributions to minority partners, funding a build-to-suit commitment on a project that we currently project will total $7,266 as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months.

OTHER MATTERS

We have foreign operations in Europe and may recognize transaction gains and losses from our foreign operations. We are subject to foreign currency exchange rate risk from the effects of changes in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the given local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

AGGREGATE CONTRACTUAL AGREEMENTS

The table below summarizes our contractual obligations as of September 30, 2005 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                  (Amounts in thousands, except share amounts)

                                                              LESS THAN 1                           MORE THAN 5
                                                    TOTAL         YEAR      1-3 YEARS   3-5 YEARS      YEARS
                                                 ----------   -----------   ---------   ---------   -----------
Limited recourse mortgage notes payable (1)      $2,085,197     $107,310     $219,025    $277,590    $1,481,272
Deferred acquisition fees due to affiliate (1)       38,462       11,376       20,562       6,524            --
Subordinated disposition fees (2)                       957           --           --          --           957
Build-to-suit obligations (3)                         7,266        7,266           --          --            --
Operating leases (4)                                  9,415          682        1,418       1,732         5,583
                                                 ----------     --------     --------    --------    ----------
                                                 $2,141,297     $126,634     $241,005    $285,846    $1,487,812
                                                 ==========     ========     ========    ========    ==========

(1)  Amounts are inclusive of principal and interest.

(2) Payable, subject to meeting contingencies, in connection with any liquidity event.

(3) Represents commitment for funding of up to $7,266 for an expansion at an existing property leased to UTI Holdings, Inc. that is expected to be completed by the end of the year.

(4) Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are therefore subject to fluctuation.

Amounts related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2005.

SUBSEQUENT EVENTS

In October 2005, we entered into a contract to sell our majority interest in the assets and liabilities of a joint venture company, which owns property in Toulouse, France, to the other third party joint venture partner. The proceeds from the sale of our majority interest are expected to be approximately $4,100. The City of Toulouse has the right, for a specified period, to purchase the property on similar terms. The City of Toulouse has not yet notified us as to whether or not it will exercise this right. We expect this transaction to close in the fourth quarter of 2005, subject to the City of Toulouse's right to purchase this property, at which time we expect to recognize a gain of approximately $1,250.

In November 2005, we entered into a deed-in-lieu transaction with the lender of limited recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, we transferred the property to the lender in return for release from our outstanding debt obligation. We expect to record a non-cash gain, before taxes, of approximately $1,300 in the fourth quarter of 2005 on being released from our loan obligation. In addition, we anticipate annual savings of approximately $700 in property carrying costs and $2,400 in interest expense as a result of the disposal.

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

INTEREST RATE RISK

The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, which may affect our ability to refinance our debt when balloon payments are scheduled.

Our marketable securities consist of our ownership interest in Carey Commercial Mortgage Trust ("CCMT"). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2005, our interest in CCMT had a fair value of $11,529.

Substantially all of our long-term debt either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rate on our fixed rate debt as of September 30, 2005 ranged from 4.55% to 10.00%. The interest rate on our variable rate debt as of September 30, 2005 ranged from 3.59% to 6.95%.

                          2005      2006      2007      2008      2009    THEREAFTER      TOTAL     FAIR VALUE
                        -------   -------   -------   -------   -------   ----------   ----------   ----------
Fixed rate debt         $36,303   $27,560   $29,942   $32,818   $71,515   $1,217,865   $1,416,003   $1,405,085
Average interest rate      6.14%     6.03%     6.02%     5.99%     6.66%        5.98%
Variable rate debt      $   171   $   749   $   778   $   802   $   839   $   27,324   $   30,663   $   30,663

Annual interest expense from variable rate debt would increase or decrease by approximately $93 for each change of 1% in annual interest rates. Included in variable rate debt is an interest rate swap agreement on a variable rate obligation with a balance at September 30, 2005 of $21,349 (based on the exchange rate at September 30, 2005) for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of our fixed rate debt at September 30, 2005 by approximately $84,514.

FOREIGN CURRENCY EXCHANGE RATE RISK

We have foreign operations in France, Germany, Ireland, Belgium, Finland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations are currently conducted in the Euro and the British Pound. For both the Euro and the British Pound we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the Euro and the British Pound. We recognized a foreign currency translation loss of $49 and gain of $416 for the three-month periods ended September 30, 2005 and 2004, respectively, and we recognized a foreign currency translation loss of $3,337 and gain of $2,153 for the nine-month periods ended September 30, 2005 and 2004, respectively. Such gains and losses are included in the accompanying financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.

To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. To manage foreign currency fluctuations, we have either obtained limited recourse mortgage financing at a fixed rate of interest in the local currency or entered into interest rate swap contracts which effectively convert variable rate debt obligations to a fixed interest rate in the corresponding local currency. To the extent that currency fluctuations affect rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency rates.

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

Our Chief Executive Officer and acting Chief Financial Officer have conducted an evaluation of our disclosure controls and procedures as of September 30, 2005.

Based upon this evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

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

                  CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

                                     PART II
           (Amounts in thousands, except share and per share amounts)

ITEM 1. -- LEGAL PROCEEDINGS

Refer to Note 10, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.

ITEM 2. -- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) For the three-month period ended September 30, 2005, 279,166 shares were issued to the Advisor as consideration for performance fees. Shares were issued at $10 per share.

     (c)  Issuer Purchases of Equity Securities

                                                                             TOTAL NUMBER OF SHARES PURCHASED
                                          TOTAL NUMBER OF    AVERAGE PRICE     AS PART OF PUBLICLY ANNOUNCED
                PERIOD                   SHARES PURCHASED   PAID PER SHARE         PLANS OR PROGRAMS (1)
--------------------------------------   ----------------   --------------   --------------------------------
January 1, 2005 - January 31, 2005            180,863            $9.03                      N/A
February 1, 2005 - February 28, 2005              433             9.33                      N/A
March 1, 2005 - March 31, 2005                     --               --                      N/A
April 1, 2005 - April 30, 2005                253,835             9.00                      N/A
May 1, 2005 - May 31, 2005                      3,250             9.00                      N/A
June 1, 2005 - June 30, 2005                  213,792             9.00                      N/A
July 1, 2005 - July 31, 2005                       --               --                      N/A
August 1, 2005 - August 31, 2005                  197             9.00                      N/A
September 1, 2005 - September 30, 2005        381,176             9.00                      N/A
                                            ---------
   Total                                    1,033,546
                                            =========

(1) All shares were purchased pursuant to the Company's redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of the Company's Board of Directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

ITEM 6. - EXHIBITS

10.1 Amended and Restated Advisory Agreement dated as of September 30, 2005, between Corporate Property Associates 15 Incorporated and Carey Asset
       Management Corp.

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the
       Sarbanes-Oxley Act of 2002

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

                                   CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED


     11/14/2005                    By: /s/ Claude Fernandez
        Date                           ------------------------------------
                                       Claude Fernandez
                                       Managing Director and acting
                                       Chief Financial Officer
                                       (acting Principal Financial Officer)


     11/14/2005                    By: /s/ Michael D. Roberts
        Date                           ------------------------------------
                                       Michael D. Roberts
                                       Executive Director and Controller
                                       (acting Principal Accounting Officer)