Form 10-K
period 2005-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2006-03-30
CIK 1138301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                           to                                         .
Commission file number: 000-50249
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
(Exact name of registrant as specified in its charter

MARYLAND	52-2298116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA
NEW YORK, NEW YORK	10020
(Address of principal executive offices)	(Zip code)
Registrant’s telephone numbers, including area code:
INVESTOR RELATIONS (212) 492-8920
(212) 492-1100
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12 (g) of the Act:
COMMON STOCK, PAR VALUE $0.001 PER SHARE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock as of March 24, 2006. Non-affiliates held 124,509,725 shares of common stock at March 24, 2006.
As of March 24, 2006, there are 128,052,017 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
This Annual Report on Form 10-K contains certain forward-looking statements relating to Corporate Property Associates 15 Incorporated. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in “Risk Factors.” Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
Financial information in this report is in thousands except share and per share amounts.
ITEM 1. Business.
(a) General Development of Business
Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to own and manage our existing portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. We may make additional investments if appropriate opportunities arise. These leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
-	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

-	indemnification for environmental and other liabilities;

-	operational or financial covenants of the tenant; and

-	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
Our advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity for the following affiliated entities: Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”) , Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), and served in this capacity for Carey Institutional Properties Incorporated (“CIP®”) until its merger with us in September 2004 (the “Merger”) (collectively, including us, the “CPA® REITs”).
On September 1, 2004, we completed a Merger with CIP®, an affiliate, for a total purchase price $519,477, which was comprised of 17,420,571 shares ($174,206 based on $10 per share) of our common stock, $140,913 in consideration for shareholders who redeemed their interests, fair value of debt assumed of $202,186 and transaction costs of $2,172. We have accounted for the Merger under the purchase method of accounting. Refer to Note 3 in the accompanying consolidated financial statements for details of the Merger.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
We were formed as a Maryland corporation on February 26, 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1,046,176 in gross offering proceeds. We have used and will continue to use these proceeds along with limited recourse mortgage debt to purchase our property portfolio.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2005, we had no employees. WPC employs 128 individuals who are available to perform services for us.
Significant Developments During 2005
INVESTMENT ACTIVITY — During the year ended December 31, 2005, we completed seven investments, including entering into three build-to-suit projects, at a total cost of $408,097, which is based upon the applicable foreign exchange rate at the date of acquisition where appropriate, and reflects our proportionate share of cost, under the equity method of accounting, for investments made jointly with related parties where we do not have a controlling interest. During 2005, we obtained limited recourse mortgage financing of $301,493 including our proportionate share of financing for investments accounted for under the equity method of accounting, with a weighted average interest rate and term of approximately 4.8% and 11 years, respectively. Of the seven investments made, three are in the U.S. and four are in Europe.
DISPOSITIONS — In April 2005, we completed the sale of a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. to a third party for $19,419, net of selling costs. We recognized impairment charges of $610 during the quarter ended March 31, 2005 and $5,000 in 2004 to reduce the property’s carrying value to an amount approximating the sales price less estimated costs to sell. In connection with this sale, we recognized a loss of $10. In addition, prior to the sale, we received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant in settlement of their remaining lease obligations. We have fully reserved the amounts due under the note. The former tenant also agreed to forfeit its $1,694 security deposit.
In December 2005, we sold our majority interest in the assets and liabilities of a joint venture company which owns property in Toulouse, France to our third party joint venture partner for $4,090, net of selling costs. In connection with this sale, we recognized a gain of $1,672, excluding a reserve for uncollected rents of $1,812 previously recognized against the property.
In November 2005, we entered into a deed-in-lieu transaction with the lender of limited recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, we transferred the property to the lender in return for release from the outstanding debt obligation of $29,651 and recorded a gain on extinguishment of debt of $363. We had previously recognized impairment charges totaling $24,600 against this property. In addition, during 2005 we sold certain equipment at this property and recorded a loss of $1,091.
PROPOSED DISPOSITIONS — In August 2005, we entered into a contract with a third party to sell a property in Miami, Florida formerly leased to Trends Clothing Corp. During the fourth quarter of 2005, the buyer exercised its right to terminate the contract. In December 2005, we entered into a contract with another third party to sell the property for $17,980. We completed the sale in March 2006 and expect to record a gain of approximately $3,095 on the sale.
TENANT ACTIVITY — One of our tenants, Tower Automotive, Inc. (“Tower”), filed for Chapter 11 bankruptcy in February 2005. Tower, which contributed $2,479 in lease revenue during 2005, is current on its obligations since filing for bankruptcy. We cannot predict whether Tower will affirm or terminate its lease in connection with its bankruptcy reorganization.
SEC INVESTIGATION – WPC and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an investigation by the United States Securities and Exchange Commission (“SEC”) into payments made to third-party broker-dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any such action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 — Legal Proceedings for a discussion of this investigation.
SENIOR MANAGEMENT – The following changes in our advisor’s senior management occurred during 2005:
-	In March 2005, Gordon F. DuGan was elected chief executive officer. Mr. DuGan was previously co-chief executive officer with William Polk Carey, who remains chairman of the board.

-	In March 2005, Thomas E. Zacharias was appointed chief operating officer. Mr. Zacharias also continues to serve as managing director and head of the asset management department.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
-	In March 2005, the board of directors accepted the resignation of John J. Park as chief financial officer and elected Claude Fernandez, who had been the chief accounting officer, as acting chief financial officer. Mr. Park is currently managing director — strategic planning.

-	In November 2005, Mark J. DeCesaris, managing director, was appointed acting chief financial officer and chief administrative officer. Mr. DeCesaris has been a consultant in the finance department since May 2005. Mr. Fernandez has resumed his responsibilities as chief accounting officer.
SARBANES-OXLEY — We will not be performing compliance testing in accordance with the Sarbanes-Oxley Act for 2005 as, pursuant to recently clarified SEC interpretations, we are no longer considered an accelerated filer. As a non-accelerated filer we are not required to perform compliance testing until 2007.
Refer to Subsequent Events in Item 7 for developments that have occurred since December 31, 2005.
(b) Financial Information About Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. Refer to the Segment Information footnote in the accompanying consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties, which are upon acquisition, improved or developed or which will be developed within a reasonable time after acquisition.
Our primary objectives are to:
-	own a diversified portfolio of triple-net leased real estate;

-	fund distributions to shareholders; and

-	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our Portfolio
As of December 31, 2005, our portfolio consisted of 324 properties leased to 86 tenants, totaling more than 30.3 million square feet and had the following property and lease characteristics:
GEOGRAPHIC DIVERSIFICATION
Information regarding the geographic diversification of our properties as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
East	$39,639	21.96%	$46,748	21.42%
South	36,491	20.21	43,849	20.09
West	29,189	16.17	42,902	19.66
Midwest	29,051	16.09	37,786	17.31

Total U.S.	134,370	74.43	171,285	78.48

International
Europe	46,155	25.57	46,959	21.52

Total	$180,525	100.00%	$218,244	100.00%

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

(1) Reflects annualized contractual base rent for the fourth quarter of 2005.
(2) Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.
PROPERTY DIVERSIFICATION
Information regarding our property diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Office	$57,847	32.04%	$59,575	27.30%
Industrial	33,695	18.67	42,555	19.50
Warehouse/distribution	27,249	15.09	36,458	16.70
Retail	21,074	11.67	22,517	10.32
Hospitality	—	—	8,439	3.87
Other properties	40,660	22.53	48,700	22.31

Total	$180,525	100.00%	$218,244	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.
TENANT DIVERSIFICATION
Information regarding our tenant diversification as of December 31, 2005 is set forth below:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Manufacturing	$48,599	26.92%	$59,385	27.21%
Retail trade	33,215	18.40	35,394	16.22
Professional, scientific and technical services	19,594	10.85	19,594	8.98
Arts, entertainment and recreation	16,527	9.16	24,567	11.26
Real estate, rental and leasing	16,465	9.12	16,465	7.54
Wholesale trade	11,077	6.14	19,351	8.87
Educational services	8,752	4.85	8,752	4.01
Information	8,258	4.57	8,258	3.78
Healthcare and social assistance	4,926	2.73	4,926	2.26
Public administration	4,520	2.50	4,520	2.07
Accommodation and food services	—	—	8,439	3.87
Other (4)	8,592	4.76	8,593	3.93

Total	$180,525	100.00%	$218,244	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.

(3)	Based on the North American Industry Classification System (NAICS) and information provided by the tenant.

(4)	Includes revenue from tenants in the transportation and warehousing and finance and administrative industries.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
LEASE EXPIRATIONS
As of December 31, 2005, lease expirations of our properties, including our pro rata share of equity investments are as follows:

	Consolidated Investments		Combined Investments (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2006	$1,323	.73%	$1,323	.61%
2007-2009	—	—	—	—
2010	6,667	3.69	6,667	3.05
2011	9,924	5.50	9,925	4.55
2012	2,450	1.36	10,889	4.99
2013	8,073	4.47	8,073	3.70
2014	15,591	8.64	15,591	7.14
2015	5,391	2.99	5,391	2.47
2016 - 2020	48,403	26.81	56,909	26.08
2021 - 2025	67,624	37.46	86,848	39.79
2026 and thereafter	15,079	8.35	16,628	7.62

Total	$180,525	100.00%	$218,244	100.00%

(1)	Reflects annualized contractual base rent for the fourth quarter of 2005.

(2)	Reflects information regarding our consolidated investments and our pro rata share of annualized contractual base rent from equity investments.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Holding Period
We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors with a view to achieving maximum capital appreciation for our shareholders. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our offering. A liquidity transaction could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion in an automated quotation system, a merger (which may include a merger with one of our affiliated CPA® REITs) or another transaction approved by our board of directors. While we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. In making the decision to apply for listing of the shares or providing other forms of liquidity, the board will try to determine whether listing the shares or liquidating will result in greater value for the shareholders. It cannot be determined at this time under what circumstances, if any, the directors would agree to list the shares. Even if liquidity has not been facilitated, we are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to liquidate our

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
portfolio and it should be noted that we will continue in existence until all properties are sold and our other assets are liquidated. In the two most recent instances in which CPA® REIT shareholders were provided with liquidity, the affected entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the affected entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash in one instance and a short-term note in the other.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As December 31, 2005, substantially all of our mortgages are limited recourse, bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest because we are in a rising interest rate environment. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. There is no assurance that existing debt will be refinanced at lower rates of interest as such debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud.
Lenders may also seek to include in the terms of mortgage loans, provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
Investment Opportunities
In addition to opportunities in the domestic real estate market, including the net lease market, we believe that international real estate markets also provide investors with an opportunity to diversify their portfolio with investments that may provide returns that are less correlated to the returns of the equity, bond or real estate markets of the United States. Although we are primarily focusing our international investments on properties in the European Union, we plan to evaluate potential investments on a case-by-case basis and have no predetermined limitations or targets for geographical location.
The commercial real estate markets of certain countries within the European Union or other countries or geographic locations where we may invest in properties may have different characteristics than those described above. We will evaluate each transaction on a case-by-case basis and will, as a part of this evaluation, examine current characteristics and market conditions.
Investment Strategies
Generally, the properties in which we invest are triple net-leased to tenants that the investment committee of the advisor deems

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
creditworthy based on leases that will be full recourse obligations of the tenants or their affiliates. In most cases, leases will require the initial tenant to pay all the costs of maintenance, insurance and real estate taxes.
In analyzing potential investments, the advisor reviews all aspects of a transaction, including the tenant and real estate fundamentals to determine whether a potential investment and lease can be structured to satisfy our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:
DIVERSIFICATION. The advisor seeks to diversify our portfolio to avoid dependence on any one particular tenant, facility type, geographic location or tenant industry. Diversification, to the extent achieved, helps reduce the adverse effect of a single under-performing tenant or a downturn in any particular industry or geographic location.
TENANT EVALUATION. The advisor evaluates each potential tenant for its creditworthiness, typically considering factors such as: management experience; industry position and fundamentals; operating history; and capital structure. In evaluating a possible investment, the creditworthiness of a tenant generally will be a more significant factor than the value of the property absent the lease with such tenant. The advisor seeks tenants it believes will have stable or improving credit profiles and credit potential that has not been recognized by the market. By leasing properties to these tenants, we can generally charge rent that is higher than the rent charged to tenants with recognized credit and thereby enhance current return from these properties as compared with properties leased to companies whose credit potential has already been recognized by the market. Furthermore, if a tenant’s credit does improve, the value of our lease or investment will likely increase (if all other factors affecting value remain unchanged). Whether a prospective tenant is creditworthy will be determined by the advisor or its investment committee. Creditworthy does not mean “investment grade.”
LEASES WITH INCREASING RENT. The advisor seeks to include clauses in our leases that provide for increases in rent over the term of the leases. These increases may be fixed or generally tied to increases in certain indices such as the CPI, or mandated rental increases on specific dates, or in the case of retail stores, participation in gross sales above a stated level.
PROPERTY EVALUATION. The prospects for the seller/lessee’s enterprise and the financial strength of the seller/lessee will generally be important aspects of the sale and leaseback of a property, particularly a property specifically suited to the needs of the lessee. Operating results of properties may be examined to determine whether or not projected rental levels are likely to be met. Each property that we invest in will be appraised by a third party appraiser prior to acquisition. The contractual purchase price plus acquisition fees, but excluding acquisition expenses, payable to the advisor for a property we invest in will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value.
ENVIRONMENTAL EVALUATION. The advisor’s practices generally include conducting, or requiring the seller to conduct, evaluations of the physical condition of properties and Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. Sampling or testing generally are conducted only if, and to the extent that, potential environmental liabilities are identified in the environmental site assessment. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses, or expenses arising from such matters. Where such contractual protections are used, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, material environmental conditions, liabilities or compliance concerns may arise after the environmental review has been completed, and future laws, ordinances or regulations may impose material new or additional environmental liabilities.
PROPERTIES IMPORTANT TO TENANT OPERATIONS. The advisor generally seeks to invest in properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event a tenant files for bankruptcy, since leases on properties essential or important to the operations of a bankrupt tenant are less likely to be terminated by a bankrupt tenant.
PROFITABLE LOCATIONS. The advisor seeks properties that it believes are profitable locations for the user of the property, thus increasing the likelihood that it could be sold or re-leased in the event that it becomes necessary to do so.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
LEASE PROVISIONS THAT ENHANCE AND PROTECT VALUE. When available, the advisor attempts to include provisions in our leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may include, for example, operational and financial covenants of the tenant and indemnification from the tenant against environmental and other contingent liabilities. These provisions protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or could reduce the value of our properties. Even where such contractual protections are obtained, however, circumstances may nonetheless arise in which a tenant fails, or is unable, to fulfill its contractual obligations.
LETTER OF CREDIT OR GUARANTY. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of lease obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. While the advisor will select tenants it believes are creditworthy, tenants will not be required to meet any minimum rating established by a third party credit rating agency. The advisor and the investment committee’s standards for determining whether a particular tenant is creditworthy will vary in accordance with a variety of factors relating to specific prospective tenants. The creditworthiness of a tenant will be determined on a tenant by tenant, case by case basis. Therefore, general standards for creditworthiness cannot be applied.
INVESTMENT COMMITTEE. The advisor has an investment committee that provides services to the CPA® REITs and WPC. Under our current arrangement with the advisor, as a transaction is structured, it is evaluated by the chairman of the investment committee and the advisor’s chief investment officer with respect to the potential tenant’s creditworthiness, business prospects, position within its industry and other characteristics important to the long-term value of the property and the capability of the tenant to meet its lease obligations. Before a property is acquired by a CPA® REIT, the transaction is reviewed by the investment committee to ensure that it satisfies the investment criteria. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee and generally does not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and WPC) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people, each of whom is also a director of WPC, currently serve on the investment committee:
-	Ralph F. Verni, Chairman – Currently serving as a board of director member of Commonwealth Capital, First Pioneer Credit and the Eaton Vance Mutual Fund Family. Former board member of The MacGregor Group and former executive vice president, board member and chief investment officer of The New England Mutual Life Insurance Company and former president and chief executive officer of State Street Research Management.

-	Dr. Lawrence R. Klein – Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

-	Nathaniel S. Coolidge – Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

-	George E. Stoddard – Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

-	Dr. Karsten von Köller – Currently chairman of Lone Star Germany GmbH and chairman and member of the board of managing directors of Allgemeine HypothekenBank Rheinboden AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. For the year ended December 31, 2005, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 13% of our total lease revenue, inclusive of minority interest.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Competition
We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
We have invested, and expect to continue to invest, in properties currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties, the contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
As a result of all of the foregoing, we have incurred in the past and will incur in the future costs and liabilities to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
Transactions with Affiliates
We may acquire assets from our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. We may acquire single properties or portfolios of properties. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their public offerings. We may seek to purchase assets from another CPA® REIT that is entering its liquidation phase. These transactions may take the form of a direct purchase of assets, a merger or another type of transaction.
Types of Investments
Substantially all of our investments to date have been and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock. We anticipate that some of our sale-leasebacks will be in conjunction with acquisitions, recapitalizations or other

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Investments will not be restricted as to geographical areas.
In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
JOINT VENTURES. We may enter into joint ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a joint venture to make an investment that we would not be permitted to make on our own. In connection with such a joint investment, both we and our affiliates would be required to approve any material decisions concerning the investment, including refinancing and capital improvements.
OTHER INVESTMENTS. We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property, which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for one year. The issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
We will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price shall not be deemed an investment subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid.
We will not invest in real estate contracts of sale unless the contracts of sale are in recordable form and are appropriately recorded in the applicable chain of title.
There can be no assurance as to when our capital may be fully invested in properties. Pending investment, cash obtained from the offering of our securities will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the Investment Company Act of 1940. Among other things, they will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an investment company under the Investment Company Act of 1940.
Our reserves, if any, will be invested in permitted temporary investments. The advisor will evaluate the relative risks and rate of return, our cash needs and other appropriate considerations when making short-term investments on our behalf. The rate of return of permitted temporary investments may be less than would be obtainable from real estate investments.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
(d) Financial Information About Geographic Areas
Refer to the Segment Information footnote of the accompanying consolidated financial statements for financial information pertaining to our segment and geographic operations.
(e) Available Information
All filings we make with the SEC, including our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K, and any amendments to those reports, are available for free on our website as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website address is http://www.cpa15.com. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. The reference to our website address does not constitute incorporation by reference of the information contained on our website in this Report or other filings with the SEC, and the information contained on our website is not part of this document.
ITEM 1A. Risk Factors.
Our future results may be affected by certain risks and uncertainties including the following:
We are subject to the risks of real estate ownership which could reduce the value of our properties.
We are subject to all of the general risks associated with the ownership of real estate. In particular, we face the risk that lease revenue from the properties will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. Additional real estate ownership risks include:
-	Adverse changes in general or local economic conditions,

-	Changes in supply of or demand for similar or competing properties,

-	Changes in interest rates and operating expenses,

-	Competition for tenants,

-	Changes in market rental rates,

-	Inability to lease properties upon termination of existing leases,

-	Renewal of leases at lower rental rates,

-	Inability to collect rents from tenants due to financial hardship, including bankruptcy,

-	Changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

-	Uninsured property liability, property damage or casualty losses,

-	Unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

-	Acts of God and other factors beyond the control of our management.
WPC and Carey Financial are the subjects of an ongoing SEC investigation, the effects of which could be materially adverse to them and, possibly, us.
WPC has disclosed in its publicly available reports filed with the SEC, that the Division of Enforcement of the SEC has commenced an investigation into certain activities of WPC and Carey Financial involving REITs managed by WPC. WPC has announced that it and Carey Financial are cooperating fully with the SEC’s investigation and that they have provided information to the Division of Enforcement in response to subpoenas and document requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, WPC has publicly reported that it expects the SEC to pursue an action against WPC or Carey Financial or both in the future which could have a material adverse effect on WPC or Carey Financial or both. If such an action is brought, it could have a material adverse effect on WPC and its affiliates and Carey Financial. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
Investments in properties outside of the United States subject us to foreign currency risks which may adversely affect distributions.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the Euro and the Pound Sterling (U.K.). For the year ended December 31, 2005, we have incurred realized and unrealized foreign currency translation losses. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our qualification as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our qualification as a REIT.
International investment risks, including currency fluctuation, adverse political or economic developments, lack of uniform accounting standards (including availability of information in accordance with U.S. generally accepted accounting principles), the tax treatment of transaction structures, uncertainty of foreign laws and the difficulty of enforcing certain obligations in other countries may adversely affect our operations and our ability to make distributions.
Foreign real estate investments involve certain risks not generally associated with investments in the United States. These risks include unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures through which we acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, there is less publicly available information about foreign companies and a lack of a uniform financial accounting standards and practices (including the lack of available information in accordance with accounting principles generally accepted in the United States of America) which could impair our ability to analyze transactions and receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries.
A decline in the appraised value of an international investment may cause the lender to declare a default.
In addition, international loans in many instances contain a covenant that allows the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below specified percentages relating to its value at the time the loan is made. Such covenants may allow a default to be declared, and the lender to foreclose on the property, even if the owner is current in its payments. If such an event were to occur, the owner may be able to cure the default by making additional principal payments in order to reduce the loan-to-value ratio, resulting in larger cash expenditures and more rapid loan amortization than originally provided for.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The net leases we may enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — Our Portfolio above for scheduled lease expirations.
Our success is dependent on the performance of our advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of the assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of our advisor and the oversight of our board of directors. We cannot guaranty that our advisor will be able to successfully achieve liquidity for us to the extent it has done so for prior programs.
Our advisor may be subject to conflicts of interest.
Our advisor manages our business and selects our real estate investments. Our advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of our advisor in other activities that may conflict with us and the payment of fees by us to our advisor. Activities in which a conflict could arise between us and our advisor include:
-	the receipt of compensation by our advisor for property purchases, leases, sales and financing for us, which may cause our advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

-	agreements between us and our advisor, including agreements regarding compensation, have not been negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

-	transactions with affiliates will increase fees payable to the advisor and will decrease our net income;

-	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

-	competition with certain affiliates for property acquisitions, which may cause our advisor and its affiliates to direct properties suitable for us to other related entities;

-	purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;

-	a decision by our advisor (on our behalf) of whether to hold or sell a property. This decision could impact the timing and amount of fees payable to our advisor because our advisor receives asset management fees and may decide not to sell a property; and

-	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold the property.
We have limited independence from our advisor.
All of our management functions are performed by officers of our advisor pursuant to our contract with the advisor. Each member of our board of directors, including our chairman, is a director of our advisor or one or more of its affiliates. Our independent directors are selected through a process which includes significant input from our advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from our advisor. This limited independence, combined with and our advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section by giving our advisor substantial control over us while having different economic incentives than our shareholders.
Potential liability for environmental matters could adversely affect our financial condition.
We have and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
-	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

-	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

-	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we will attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, and although we endeavor to avoid doing so, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.
Failure to qualify as a REIT would adversely affect our operations and ability to make distributions.
If we fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are not qualifying income for purposes of the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
We may face competition for acquisition of properties.
We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations, in particular, from insurance companies, credit companies, pension funds, private individuals, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return on behalf of the CPA® REITs is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
We may face competition from affiliates of our advisor in the purchase, sale, lease and operation of properties.
The advisor and its affiliates specialize in providing lease financing services to corporations and in sponsoring funds, such as other CPA® REITs, that invest in real estate. The other CPA® REITs have investment policies and return objectives that are similar to ours and several of the CPA® REITs are currently actively seeking opportunities to reinvest capital. Therefore, the advisor and its affiliates, including other CPA® REITs, may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We have no noncompetition agreement with the advisor and its affiliates and there are no restrictions on their ability to sponsor or manage funds or other investment vehicles that may compete with us in the future.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are each occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of such tenants. For the year ended December 31, 2005, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 13% of our total lease revenue, inclusive of minority interest. Lease payment defaults by tenants could cause us to reduce the amount of distributions to shareholders. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and reletting our property. If a lease is terminated, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.
Our highly leveraged tenants may have a higher possibility of filing for bankruptcy or insolvency.
Highly leveraged tenants that experience downturns in their operating results due to adverse changes to their business or economic conditions may have a higher possibility of filing for bankruptcy or insolvency. In bankruptcy or insolvency, a tenant may have the option of vacating a property instead of paying rent. Until such a property is released from bankruptcy, our revenues may be reduced and could cause us to reduce distributions to shareholders.
The bankruptcy or insolvency of tenants may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant could cause:
-	the loss of lease payments;

-	an increase in the costs incurred to carry the property;

-	a reduction in the value of our shares; and

-	a decrease in distributions to shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of continuing or terminating any unexpired lease. If the tenant terminates the lease, any claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have additional rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but would instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against further decrease in the value of the property if the value of the property is less than the balance owed to us.
As a general rule, insolvency laws outside of the United States are not as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the United States. Our rights to terminate a lease for default are more likely to be enforceable in countries other than the United States, while a debtor/ tenant or its insolvency representative is less likely to have rights to force continuation of lease without our consent. Nonetheless, most such laws would permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, because the bankruptcy laws of the United States are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as United States entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the United States. If a tenant became a debtor under the United States bankruptcy laws, then it would have the option of continuing or terminating any unexpired lease. Prior to taking the requisite procedural steps to

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
continue or terminate an unexpired lease, the tenant (or its trustee if one has been appointed) must timely perform all obligations of the tenant under the lease.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a difficult environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have five tenants in the auto industry, of which one, Tower, filed a voluntary petition of bankruptcy in February 2005. Tower contributed $2,479 in lease revenue during 2005. We cannot predict whether Tower will affirm or terminate its lease in connection with its bankruptcy reorganization. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our results of operations.
The programs managed by our advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four of the prior CPA® programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Our tenants generally may not have a recognized credit rating, and may have a higher risk of lease defaults than if our tenants had a recognized credit rating.
Credit rating agencies may not evaluate or rank the debt or the credit risk of our tenants, as we seek tenants that we believe will have stable or improving credit profiles that have not been recognized by the traditional credit market. Our long-term leases with certain of these tenants may therefore pose a higher risk of default than would long-term leases with tenants whose credit potential has already been recognized by the market.
We may recognize substantial impairment charges on properties we own.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, such impairment charges are not predictable. If we incur such impairment charges, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
Our sale-leaseback agreements may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to purchase the property leased by the tenant. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the property’s market value has decreased below the price at which the tenant can purchase the property, we would incur a loss.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more properties, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
Our use of debt to finance investments could adversely affect our cash flow.
Most of our property acquisitions are made by borrowing a portion of the purchase price of our properties and securing the loan with a mortgage on the property. There is no limitation on the amount which we can borrow on a single property. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders to be reduced. In addition, international loans typically contain covenants that allow the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below its value at the time the loan is made. Such covenants may allow a default to be declared, and the lender to foreclose on the property, even if the owner is current in its payments. If such an event were to occur, the owner may be able to cure the default by making additional principal payments in order to reduce the loan-to-value ratio, resulting in larger cash expenditures and more rapid loan amortization than originally provided for.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Balloon payment obligations may adversely affect our financial condition.
Some of our financing may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payment may depend upon our ability to refinance the mortgage or to sell the property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments for the next five years are as follows:

2006	$160	(1)
2007	$—
2008	$—
2009	$35,958	(2)
2010	$24,921

(1)	Excludes $56,717, of which our share is $34,030, related to mortgage debt on a property in Finland. These amounts are subject to fluctuation in foreign currency exchange rates. In accordance with the loan agreement, we have an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.

(2)	Excludes our pro rata share of mortgage inclusive of obligations from equity investments totaling $26,120 in 2009.
Payment of fees to our advisor will reduce cash available for investment and distribution.
Our advisor will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. Unless our advisor elects to receive our common stock in lieu of cash compensation, we will pay our advisor substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to our shareholders.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
-	limitations on capital structure;

-	restrictions on specified investments;

-	prohibitions on transactions with affiliates; and

-	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
We may need to use leverage to make distributions.
We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with generally accepted accounting principles.
The IRS may treat sale-leaseback transactions as loans, which could jeopardize our REIT qualification.
The Internal Revenue Service, or IRS, may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate distributions could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Possible legislative or other actions affecting REITs could adversely affect our shareholders and us.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.
The ability of our board of directors to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
The limit on the number of our shares a person may own may discourage a takeover.
Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These restrictions may discourage a change of control and may deter individuals or entities from making tender offers for shares, which offers might be financially attractive to shareholders or which may cause a change in our management.

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
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder.
Our articles of incorporation permit our board of directors to issue stock with terms that may subordinate the rights of the holders of our current common stock or discourage a third party from acquiring us.
Our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of such stock with terms and conditions that could subordinate the rights of the holders of our common stock or have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock. If our board of directors determines to take any such action, it will do so in accordance with the fiduciary duties it owes to holders of our common stock.
There is not, and may never be, a public market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no current public market for our shares. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in our shares, you should consider:
-	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

-	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

-	your need to value the assets of the benefit plan annually.
We believe that, under current ERISA law and regulations, our assets should not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code that purchases shares, and based on our articles of incorporation and on our related representations. Our view is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with our advisor and its affiliates could be considered “prohibited transactions” which could cause us, our advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Our participation in joint ventures creates additional risk.
From time to time we participate in joint ventures and purchase properties jointly with other entities. To date, all of our joint venture partners have been affiliated CPA® REITs; however, we may have unaffiliated joint venture partners in the future. There are additional risks involved in joint venture transactions. These risks include the potential of our joint venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the joint venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that our advisor may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of net lease tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
Shareholders’ equity interests may be diluted.
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
convertible into common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors and to WPC and its affiliates for payment of fees in lieu of cash, then existing shareholders and investors purchasing shares in any later offering will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share, which may be less than the price paid per share in any later offering, and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
Our net asset value will be based on information that our advisor provides to a third party.
Our asset management and performance fees are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.
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
We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for cost-overruns, failing to meet an agreed-upon delivery schedule and cost-overruns that cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant bears these risks. However, in other instances we are required to bear these risks which means that we may have to advance funds to cover cost-overruns which we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
The termination or replacement of our advisor could trigger a default or repayment event under our mortgage loans for some of our properties.
Lenders for certain of our properties, particularly in Europe, may request provisions in the mortgage loan documentation that would make the termination or replacement of our advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our properties, our revenues and distributions to our shareholders may be adversely affected.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, Accounting for Leases, if the present value of a company’s minimum lease payments equals 90% or more of a property’s fair value, the lease is classified as a capital lease, and the lease obligation is included as a liability on the company’s balance sheet. However, if the present value of the minimum lease payments is less than 90% of the property’s value, the lease is considered an operating lease, and the obligation does not appear on the company’s balance sheet, but rather in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet. The SEC has conducted a study of off-balance-sheet financing, including leasing, and the Financial Accounting Standards Board has recently indicated that it is considering addressing the issue. If the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could adversely affect the advisor’s ability to consummate new investments in the future on our behalf, which in turn could adversely affect our financial results.
Requirements to obtain U.S. GAAP financial statements from tenants in certain cases may cause us to have to forego an investment opportunity.
As an SEC registered reporting company, we are subject to SEC rules and regulations that require us to provide financial information with respect to investments we make that are deemed significant under these rules and regulations. The financial information must be prepared in accordance with U.S. GAAP. Potential lessees may not have available U.S. GAAP-based financial information that would enable us to satisfy our obligations. As a result, we may have to elect not to make a particular investment if it will prevent us from satisfying our reporting obligations.
Compliance with the Americans with Disabilities Act may require us to spend substantial amounts of money which could adversely affect our operating results.
We must comply with the Americans with Disabilities Act and fire and safety regulations, which can require significant expenditures. All of our properties must comply with the applicable portions of the Americans with Disabilities Act and the related regulations, rules and orders, commonly referred to as the ADA, or similar applicable foreign laws. The ADA, for example, has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
persons with disabilities. If we fail to comply with the ADA and other applicable laws, the U.S. or foreign government might impose fines on us and award damages to individuals affected by the failure. In addition, we must operate our properties in compliance with numerous local and foreign fire and safety regulations, building codes and other land use regulations. Compliance with these requirements could require us to spend substantial amounts of money, which could adversely affect our operating results. Failure to comply with these requirements may also affect the marketability of the properties.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the above conditions. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed above in our previous filings with the SEC.
ITEM 1B. Unresolved Staff Comments.
None.
ITEM 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primarily corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
Refer to the Our Portfolio section of Item 1 for a discussion of the properties we hold and Schedule III – Real Estate and Accumulated Depreciation of Item 8 for a detail listing of such properties.
ITEM 3. Legal Proceedings.
As of December 31, 2005, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of our shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with us and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of WPC’s managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, CPA®:12 and CPA®:14 as well as us), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and we paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquires will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
ITEM 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of security holders, through the solicitation of proxies or otherwise.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our shares. As of March 24, 2006, there were 41,815 holders of record of our shares.
Distributions
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:
Cash Distributions Declared Per Share:

	2005	2004
First quarter	$.1589	$.1569
Second quarter	.1594	.1572
Third quarter	.1599	.1580
Fourth quarter	.1604	.1585

	$.6386	$.6306

Unregistered Sales of Equity Securities
For the three month period ended December 31, 2005, 296,735 shares were issued to the advisor as consideration for performance fees. Shares were issued at $10.00 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during 2005 in our quarterly reports on Form 10-Q.
Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number
	Total		Purchased as Part of	(or Approximate Dollar Value)
	Number of Shares	Average Price	Publicly Announced	of Shares that may yet be purchased
Period	Purchased (1)	Paid Per Share	Plans or Programs (1)	under the Plans or Programs (1)
October 1, 2005 - October 31, 2005	—	$—	N/A	N/A
November 1, 2005 - November 30, 2005	—	—	N/A	N/A
December 1, 2005 - December 31, 2005	250,414	9.00	N/A	N/A

Total	250,414

(1)	All shares were purchased pursuant to our redemption plan which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	For the years ended December 31,
	2005	2004 (1)	2003	2002	2001 (2)
OPERATING DATA (3):
Revenues	$226,701	$154,957	$73,216	$9,277	$—
Income (loss) from continuing operations	44,266	44,151	28,095	4,612	(69)
Basic earnings (loss) from continuing operations per share	.35	.39	.36	.23	(3.42)
Net income (loss)	43,809	38,886	4,647	5,767	(69)
Basic earnings (loss) per share	.35	.34	.06	.29	(3.42)
Cash distributions paid (4)	80,475	67,797	40,498	6,179	—
Cash distributions declared per share (4)	.6386	.6306	.6244	.6074	—
Payment of mortgage principal (5)	26,272	13,206	7,864	385	—
BALANCE SHEET DATA:
Total assets	$2,856,501	$2,718,396	$1,639,152	$806,298	$2,206
Long-term obligations (6)	1,417,220	1,313,912	607,739	382,918	—

(1)	Includes the impact of the Merger in September 2004. (2) For the period from inception (February 26, 2001) through December 31, 2001.

(3)	Certain prior year balances have been reclassified to discontinued operations.

(4)	We paid our first distributions in April 2002.

(5)	Represents scheduled mortgage principal paid.

(6)	Represents mortgage obligations and deferred acquisition fee installments that are due after more than one year.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands except share and per share amounts)
The following discussion and analysis of financial condition and results of operations of Corporate Property Associates 15 Incorporated should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005. As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us,” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated. The following discussion includes forward-looking statements. Forward-looking statements, which are based on certain assumptions, describe our future plans, strategies and expectations. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described in Item 1A of this Annual Report on Form 10-K. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or our objectives and plans will be achieved.
EXECUTIVE OVERVIEW
Nature of Business
As described in more detail in Item 1 of this Annual Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Current Developments and Trends
Significant business developments that occurred during 2005 are detailed in Item 1 — Significant Developments During 2005.
Current trends include:
We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that the low long-term treasury rate by historical standards has created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Since December 31, 2004, the U.S. dollar has strengthened which has had an adverse impact on our results of operations and will continue to have such an impact should such strengthening continue.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a difficult environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have five tenants in the auto industry, of which one has recently filed a voluntary petition of bankruptcy. Tower, who has filed for bankruptcy protection, has not indicated whether it will affirm its lease. These five tenants account for annual lease revenues of $5,365 and income from equity investments of $295 and have an aggregate carrying value of $47,291 as of December 31, 2005. Of these totals, the tenant that filed for bankruptcy protection accounted for approximately $2,479 and $19,024 of annual lease revenues and carrying value at December 31, 2005, respectively. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our results of operations.
For the year ended December 31, 2005, cash flow generated from operations and equity investments was sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
How We Earn Revenue
The primary source of our revenue is from leasing real estate. We invest in and own commercial properties that are then leased to companies domestically and internationally, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new investments, new lease transactions of existing properties, lease expirations, lease terminations and sales of property.
How Management Evaluates Results of Operations
Management evaluates our results with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to our shareholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other noncash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of noncash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes its assessment of the long-term sustainability of our real estate portfolio.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Rental income	$181,967	$129,655	$60,009
Interest income from direct financing leases	32,831	18,097	6,845

	$214,798	$147,752	$66,854

For the years ended December 31, 2005, 2004 and 2003, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2005	%	2004	%	2003	%
Mercury Partners, LP and U-Haul Moving Partners, Inc. (c) (h)	$28,541	13%	$19,197	13%	$—	—%
Carrefour-France, SAS (a) (b) (c)	15,973	7	15,185	10	11,722	18
Clear Channel Communications, Inc. (c)	14,151	7	14,151	10	14,151	21
Thales S.A. (b) (c) (g)	11,073	5	4,538	3	—	—
Pohjola Non-Life Insurance Company (b) (c) (e)	7,461	3	—	—	—	—
TietoEnator plc. (b) (g)	6,981	3	3,381	2	—	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b) (c) (d)	6,513	3	—	—	—	—
Foster Wheeler, Inc.	5,421	3	5,273	4	5,256	8
Medica — France, SA (a) (b) (c) (i)	5,231	2	5,020	3	4,427	7
Lifetime Fitness, Inc. (i)	4,928	2	4,928	3	1,187	2
Information Resources (f)	4,479	2	1,464	1	—	—
Qualceram Shires Ltd. (b) (i)	4,012	2	3,983	3	2,284	3
Lillian Vernon Corp. (i)	3,848	2	3,848	3	1,910	3
Best Buy, Inc. (f)	3,769	2	1,267	1	—	—
Berry Plastics Corporation (i)	3,261	2	2,962	2	289	—
Other (b) (f)	89,156	42	62,555	42	25,628	38

	$214,798	100%	$147,752	100%	$66,854	100%

(a)	Until March 12, 2003, we owned 100% interests in the applicable properties at which time minority interests were sold to an affiliate (see Note 9). We acquired an additional Carrefour property during the fourth quarter of 2003.
(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $44,568, $27,643 and $10,382 for the years ended December 31, 2005, 2004 and 2003, respectively.

(d)	We acquired our interest in this property during the second quarter of 2005.

(e)	We acquired our interest in this property during the first quarter of 2005.

(f)	Includes the real estate interests acquired in the Merger in September 2004.

(g)	We acquired our interest in these properties during the third quarter of 2004.

(h)	We acquired our interest in these properties during the second quarter of 2004.

(i)	We placed into service or acquired our interest in this property during 2003.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. For the years ended December 31, 2005, 2004 and 2003, our share of net lease revenues in the following lease obligations is as follows:

	2005	%	2004	%	2003	%
Marriott International, Inc. (a)	$8,833	23%	$2,767	11%	$—	—%
Starmark Holdings L.L.C.(b)	8,007	21	8,040	31	7,204	37
True Value Company	7,236	19	7,236	28	7,236	37
Advanced Micro Devices, Inc. (a)	3,484	9	1,086	4	—	—
Petsmart, Inc.	2,491	6	2,491	9	2,491	13
Hologic, Inc	2,020	5	2,020	8	2,020	10
Compucom Systems, Inc (a)	1,489	4	470	2	—	—
Del Monte Corporation (a)	1,471	4	493	2	—	—
The Upper Deck Company (a)	1,452	4	484	2	—	—
The Talaria Company (Hinckley) (c)	985	2	—	—	—	—
Actuant Corporation (d) (e)	739	2	414	1	—	—
Builders Firstsource, Inc.	576	1	574	2	554	3

	$38,783	100%	$26,075	100%	$19,505	100%

(a)	Includes the CIP® real estate interests acquired in the Merger in September 2004.

(b)	We acquired our interest in this investment during the first quarter of 2003.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
(c)	We acquired our interest in this investment during 2005.

(d)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(e)	We acquired our interest in this investment during 2003. We sold a 49.99% interest in this investment in May 2004 to an affiliate pursuant to a purchase option, prior to which this investment was consolidated.
RESULTS OF OPERATIONS
Lease Revenue
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, lease revenues (rental income and interest income from direct financing leases) increased by $67,046 primarily due to recent investment activity which contributed $59,453, the completion of several build-to-suit projects in 2004 and 2005 which contributed $6,474 and rent increases at several properties which contributed $1,654. These increases were partially offset by reductions in lease revenue due to the reclassification of an investment to an equity investment in connection with the sale of a portion of our interest to an affiliate and to a lesser extent, fluctuations in foreign currency exchange rates. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
The increase in lease revenue from recent investment activity is comprised of $21,231 from the full year effect of properties acquired in the Merger in September 2004, $21,454 from the full year effect of investments completed in 2004 and $16,768 from investments completed in 2005.
Recent lease activity includes:
-	Build-to-suit projects completed during 2005, which contributed lease revenues of $1,232 in 2005, are expected to contribute annual lease revenues of approximately $6,800.

-	Tower, which contributed $2,479 in lease revenue during 2005, filed for Chapter 11 bankruptcy protection in February 2005. We cannot predict whether Tower will affirm or terminate its lease in connection with its bankruptcy reorganization.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, lease revenues increased by $80,898 primarily as a direct result of the substantial increase in our real estate assets during 2004 and 2003. During 2004, we earned an additional $69,291 from investments completed during 2004 and 2003, inclusive of $11,124 from the properties acquired from the Merger and $9,015 from the completion of several build-to-suit projects during 2004 and 2003.
Other Operating Income
Other operating income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, other operating income increased by $4,698 primarily due to an increase of approximately $3,475 in reimbursable tenant costs resulting from the continued growth in our portfolio.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, other operating income increased by $843 as a result of an increase in costs which are reimbursable by tenants for the same reason described above.
Depreciation and Amortization
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization expense increased by $16,678 primarily due to recent investment activity. Depreciation and amortization expense increased by $7,353 from the full year impact of investments completed in 2004, $4,975 from the full year impact of properties acquired in the Merger in September 2004 and $4,373 from investments completed in 2005.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, depreciation and amortization expense increased by $17,895, primarily as a result of our investment activity during 2004 and 2003. New leases in 2004 and 2003 generated $13,776 of the increase

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
and the completion of build-to-suit projects during 2004 and 2003 contributed $1,878. An additional $1,958 of depreciation and amortization is attributable to properties acquired in the Merger.
Property Expenses
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, property expenses increased by $12,332, primarily due to a $7,174 increase in asset management and performance fees payable to the advisor and an increase in costs reimbursable by tenants as described in Other Operating Income above. Asset management and performance fees are based on assets invested in real estate and have increased as a result of the growth in our asset base. Reimbursable tenant costs have increased due to the continued growth in our portfolio.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, property expense increased by $8,874, primarily due to a $7,440 increase in asset management and performance fees and an increase of $842 in costs reimbursable by tenants.
General and Administrative
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased by $2,170, primarily due to an $828 increase in our share of expenses allocated by the advisor, a $539 increase in our share of rental expenses under an office-sharing agreement, a $530 increase in income taxes primarily incurred by a subsidiary located in the United Kingdom, a $411 increase in investor related costs, including printing and proxy solicitation costs and an increase in bad debt expense primarily for certain non-real estate related receivables of a French subsidiary which have been written off in connection with a sale. These increases were partially offset by a reduction in acquisition related expenses as a result of lower investment volume in 2005.
The increase in expenses allocated by the advisor results from the increase in our asset base due to recent investment activity while the increase in rent expenses is due to an increase in our revenue as rent is allocated under the office-sharing agreement based on revenue. Approximately $335 of the income taxes incurred by a subsidiary located in the United Kingdom has been reimbursed to us by the advisor.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, general and administrative expenses increased by $1,117, primarily due to a $1,707 increase in our share of expenses allocated by the advisor, a $501 increase in state income taxes and an increase in our share of rental expenses under an office-sharing agreement. These increases were offset in part by a number of reductions in elements of general and administrative expense, including a $1,503 reduction in payments to broker dealers and a decline in acquisition expenses. The broker dealer fees, which reflected the discontinuance of payments to a broker dealer of account maintenance fees, are among the payments that are a subject of the SEC investigation described in Item 3 — Legal Proceedings.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments increased by $5,434, primarily due to increases of $4,384 and $550 related to the full year impact of equity investments acquired in 2004 (mainly due to the Merger in September 2004) and equity investments acquired in 2005, respectively.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from equity investments increased by $1,832, primarily due to the impact of equity investments acquired in connection with the Merger.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable the partner(s) holding the non-controlling interest.
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, minority interest in income increased by $4,952, primarily as a result of 2005 and 2004 investment activity, including the effect of the Merger which contributed $1,914 of the increase.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, minority interest in income increased by $6,742, primarily due to the sales of interests in properties that we previously wholly owned, acquisitions in 2004 and acquiring controlling interests in the Merger. The sale of interests in our French investments to affiliates in 2003 contributed additional minority interest income of $2,910 in 2004. During 2004, we acquired controlling interests in three investments, which contributed $2,825 of the increase. In connection with the Merger, we also acquired controlling interests in five investments which contributed an additional $942 of minority interest income.
(Loss) Gain on Foreign Currency Transactions and Other Gains, Net
2005 VS. 2004 — For the year ended December 31, 2005, we recognized a net loss on foreign currency transactions and other gains of $3,617 as compared with a net gain of $5,516 for the year ended December 31, 2004. This loss primarily consists of unrealized losses of $3,143 on the translation of intercompany subordinated debt with scheduled principal repayments and accrued interest on such debt, primarily due to the strengthening of the U.S. dollar since December 31, 2004.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, the net gain on foreign currency transactions increased $3,015. Foreign currency gains in 2004 primarily represent cash balances that have been generated from our foreign real estate investments and have been converted back to U.S. dollars.
(Loss) Gain on Sale of Real Estate
In 2003, we sold a portion of our interests in several properties in France to an affiliate and recognized a gain of $3,429.
Interest Expense
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, interest expense increased by $32,925, primarily as a result of the addition of $999,633 of new limited recourse mortgage financing in connection with the Merger and properties acquired during 2005 and 2004. This increase was partially offset by a $26,272 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, interest expense increased by $32,308, primarily as a result of obtaining $892,820 of new limited recourse mortgage financing for the same factors described above. This increase was partially offset by a $13,206 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments.
Income from Continuing Operations
2005 VS. 2004 — For the years ended December 31, 2005 and 2004, income from continuing operations increased $115. Income generated from our 2005 and 2004 investment activity, including the Merger, was substantially offset by a $9,133 difference between in unrealized losses in 2005 and unrealized gains in 2004, primarily on foreign currency transactions. These variances are described above.
2004 VS. 2003 — For the years ended December 31, 2004 and 2003, income from continuing operations increased by $16,056. The increase is primarily due to additional income resulting from our investment activity in 2004 (including the Merger) and 2003.
Discontinued Operations
2005 — For the year ended December 31, 2005, we incurred a loss from discontinued operations of $457 primarily due to impairment charges totaling $1,210 which were partially offset by a net gain on the sales of several properties totaling $571 and income of $182 from the operations of discontinued operations.
2004 — For the year ended December 31, 2004, we incurred a loss from discontinued operations of $5,265 primarily due to impairment charges totaling $5,000.
2003 — For the year ended December 31, 2003, we incurred a loss from discontinued operations of $23,448 primarily due to impairment charges totaling $24,000.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
The effect of suspending depreciation expense as a result of the classification of certain properties as held for sale was $177 in 2005 and $51 in 2004.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $131,448 as of December 31, 2005, a decrease of $13,074 from the December 31, 2004 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
Operating Activities
One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund distributions to shareholders and minority interest partners. During 2005, cash flows from operations and equity investments of $127,118 were sufficient to pay distributions to shareholders of $80,475, meet scheduled mortgage principal installments of $26,272 and distribute $18,505 to minority interest partners.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate), payment of our annual installment of deferred acquisition fees and the purchase and sale of short-term investments and marketable securities which we intend to convert to cash. We used $364,437 for investments in real estate and incurred $29,691 of capitalized costs primarily related to build-to-suit projects, all of which were completed during 2005. Our investment activity during 2005 was funded through the use of proceeds from limited resource mortgage financing, existing cash balances and proceeds from the sale of auction-rate securities and real estate. Proceeds from the sales of properties in 2005 were $23,723 consisting primarily of $19,419 from the sale of our property in Florida formerly leased to Transworld Center, Inc. and $4,090 from the sale of our majority interest in a joint venture company that owns property in France.
Financing Activities
In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we also used $11,569 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We obtained $301,493 in limited recourse mortgage financing to fund investment activity in 2005 and received $37,589 from minority partners for their participation in three investments. We also received $20,375 from the issuance of stock, net of costs.
Cash Resources
As of December 31, 2005, we had $131,448 in cash and cash equivalents which will primarily be used for future real estate investments and may be used for working capital needs, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $57,338 as of December 31, 2005 and any proceeds may be used to finance future real estate purchases and for working capital needs.
We expect cash flows from operating activities to be affected by several factors in 2006 including:
•	The full year impact of investments completed in 2005 which we expect will provide additional cash flow in 2006.

•	The advisor’s election in 2006 to continue to receive performance fees in restricted shares.

•	Scheduled rent increases on several properties during 2006 should result in additional cash from operations.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments including a mortgage balloon payment of $160 due in June 2006 (our next mortgage balloon payment is not scheduled until January 2009), paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Based on projected increases in operating cash flows from recent investments, cash flow from operations and distributions from operations of equity investments in excess of equity income is expected to be sufficient to meet operating cash flow objectives during the next twelve months. Accordingly, we expect to have sufficient cash flow to continue funding distributions to our shareholders. Distributions are determined based in part upon our long-term projections of cash flow.
AGGREGATE CONTRACTUAL AGREEMENTS
The table below summarizes our contractual obligations as of December 31, 2005 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

		Less than 1				More than 5
	Total	Year		1-3 Years	3-5 Years	years
Mortgage notes payable – Principal	$1,476,980	$84,258	(1)	$60,909	$133,165	$1,198,648
Mortgage notes payable – Interest (2)	693,289	88,034		164,060	151,528	289,667
Deferred acquisition fees – Principal	33,953	9,455		23,159	1,339	—
Deferred acquisition fees – Interest	4,663	1,922		2,661	80	—
Subordinated disposition fees (3)	1,273	—		—	—	1,273
Operating leases (4)	9,253	578		1,567	1,740	5,368

	$2,219,411	$184,247		$252,356	$287,852	$1,494,956

(1)	Includes $56,717, of which our share is $34,030, related to mortgage debt on a property in Finland. These amounts are subject to fluctuation in foreign currency exchange rates. In accordance with the loan agreement, we have an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.

(2)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2005.

(3)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(4)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2005.
As of December 31, 2005, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
In connection with the purchase of our properties, we require the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with either leakage from underground storage tanks, surface spills from facility activities or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions which allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.
SUBSEQUENT EVENTS
In January 2006 the advisor entered into a co-operation agreement with Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) covering several properties owned by us and certain of our affiliates and leased to Starmark under a master lease. Under this cooperation agreement, the advisor, on behalf of ourselves and our affiliates, has agreed to co-operate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs we incurred in connection with transactions under the co-operation agreement.
In August 2005, we entered into an agreement to sell a property in Miami, Florida formerly leased to Trends Clothing Corp. During the fourth quarter of 2005, the buyer exercised its right to terminate the contract and we entered into an agreement with a new third party to sell the property for $17,890. We completed the sale in March 2006 and expect to record a gain on sale of approximately $3,095. We used $7,763 of the sale proceeds to satisfy an existing mortgage obligation on the property.
As previously reported in our Form 10-Q report for the quarter ended September 30, 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, we promptly notified the IRS and submitted a request for a closing agreement. In March 2006, we entered into a closing agreement with the IRS, under which the IRS reached a final determination that it would not challenge our qualification as a REIT, or the deductibility of dividends paid to our shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which we issued shares in our distribution reinvestment plan. In settlement of this matter, the advisor has agreed to make a payment of $129 to the IRS and to cancel the issuance of a de minimis number of shares issued pursuant to our distribution reinvestment plan that may have caused the dividends to be preferential.
In March 2006, we together with an affiliate, CPA®:16-Global, through a subsidiary in which we own a 75% interest and CPA®:16-Global owns the remaining 25%, entered into agreements to acquire and lease back 18 retail facilities in Europe from OBI AG, for a total purchase price that is expected to be approximately $200,000. The transaction is expected to close during the first half of 2006, however there can be no assurance that we will be successful in completing the transaction for the expected purchase price and within the estimated timeframe. In anticipation of closing this transaction and obtaining limited recourse mortgage financing, we entered into an interest rate swap contract with a lender with a notional amount of approximately $119,345, based on the exchange rate of the Euro as of March 2, 2006, the date we entered into the interest rate swap.
In March 2006, we entered into an agreement to fund an expansion at an existing facility in Nebraska. The total cost of the expansion is expected to be approximately $14,700.
CRITICAL ACCOUNTING ESTIMATES
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require certain judgment and the use of certain estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either real estate leased under the operating method or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated and, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in prepaid rental income and security deposits in the accompanying consolidated financial statements.
The value attributed to tangible assets is determined in part using a discount cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific as it is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit quality, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.
Factors considered include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs, expectation of funding tenant improvements and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. Estimated costs to execute leases include commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Basis of Consolidation
The consolidated financial statements include us, our wholly owned and majority owned controlled subsidiaries and three variable interest entities (“VIE”) in which we are the primary beneficiary. All material inter-entity transactions have been eliminated.
For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, we evaluate the entity to determine if the entity is deemed a VIE, and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.
-	Our equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;

-	We do not have the direct or indirect ability to make decisions about the entity’s business;

-	We are not obligated to absorb the expected losses of the entity;

-	We do not have the right to receive the expected residual returns of the entity; and

-	Our voting rights are not proportionate to our economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
     We consolidate the entities that are VIEs when we are deemed to be the primary beneficiary of the VIE. For entities where we are not deemed to be the primary beneficiary of the VIE and our ownership is 50% or less and we have the ability to exercise significant influence as well as jointly-controlled tenancy-in-common interests we use the equity accounting method, i.e. at cost, increased or

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
decreased by our share of earnings or losses, less distributions. When events occur, we will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.
During 2005, we entered into a joint venture with CPA®:16-Global, an affiliate, in which we both own a 50% interest in a property in Paris, France which is leased to the Prefecture de Police. In accordance with FIN 46(R), we consolidate this VIE as we believe that we are the primary beneficiary.
The Company has interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale and equity investments. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate accounted for under the operating method is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial valuation for subsequent changes in the fair value less cost to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (15 lessees represented more than 58% of annual lease revenue during 2005), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Assets and Liabilities
In connection with the Merger, we acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that we own or three of our affiliates own. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
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
Interest to be Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2005 and 2004 was approximately $654 and $3,298, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding limited recourse mortgage debt.
Recent Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for us) using either a cumulative-effect-type adjustment or using a retrospective application. We do not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. We adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.
(In thousands)
Market risk is the exposure to loss resulting from changes in interest rates, credit spreads, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary market risks to which we are exposed are interest rate risk and currency exchange rate risk.
Interest Rate Risk
The value of our real estate is subject to fluctuations based on changes in interest rates, local and regional economic conditions and changes in the creditworthiness of lessees, and which may affect our ability to refinance our debt when balloon payments are scheduled.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of December 31, 2005, our interest in CCMT had a fair value of $11,323. As of December 31, 2005, warrants issued to us by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and had an aggregate fair value of $549.
At December 31, 2005, the majority of our long-term debt either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The interest rate on the fixed rate debt as of December 31, 2005 ranged from 4.45% to 10.00%. The interest rate on a variable rate loan as of December 31, 2005 was 6.90%.

	2006		2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$83,843	(1)	$28,598	$31,398	$70,005	$62,113	$1,180,283	$1,456,240	$1,450,110
Weighted average interest rate	1.94%		6.15%	6.13%	6.75%	6.64%	6.12%
Variable rate debt	$415		$445	$468	$506	$541	$18,365	$20,740	$20,740

(1)	Includes $56,717, of which our share is $34,030, related to mortgage debt on a property in Finland. These amounts are subject to fluctuation in foreign currency exchange rates. In accordance with the loan agreement, we have an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.
Included in variable rate debt is a variable rate obligation with a balance and fair value at December 31, 2005 of $20,740 and $903, respectively, (based on the exchange rate at December 31, 2005) that has been converted to a fixed rate obligation through an interest

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
rate swap agreement for which the related cash flow is therefore not affected by changes in interest rates. A change in interest rates of 1% would impact the fair value of our fixed rate debt at December 31, 2005 by approximately $74,549.

Derivative Instruments
The Company accounts for its derivative instruments in accordance with FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to FAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. Changes in fair value for the year ended December 31, 2005 generated an unrealized gain of $172. As of December 31, 2005, warrants issued to the Company by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and had an aggregate fair value of $549 at December 31, 2005.
Foreign Currency Exchange Rate Risk
We have foreign operations in France, Germany, Ireland, Belgium, Finland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the Pound Sterling (U.K.). For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Realized and unrealized foreign currency translation net losses were $646 and $3,143, respectively, for the year ended December 31, 2005. Such net losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
During each of the next five years following December 31, 2005 and thereafter scheduled future minimum rents, exclusive of renewals, under non-cancelable leases resulting from our foreign operations are as follows:

	2006	2007	2008	2009	2010	Thereafter	Total
Rental income (1)	$49,825	$49,825	$49,825	$49,825	$47,896	$170,976	$418,172
Interest income from direct financing leases (1)	18,485	18,539	18,661	18,972	19,028	409,330	503,015
Scheduled principal payments for mortgage notes payable resulting from our foreign operations during each of the next five years following December 31, 2005 and thereafter are as follows:

	2006		2007	2008	2009	2010	Thereafter	Total
Fixed rate debt (1)	$66,600	(2)	$10,325	$11,975	$13,601	$18,787	$463,997	$585,285
Variable rate debt (1)	415		445	468	506	541	18,365	20,740

(1)	Based on December 31, 2005 exchange rate. Contractual rents and mortgage notes are denominated in the functional currency of the country of each property.

(2)	Includes $56,717, of which our share is $34,030, related to mortgage debt on a property in Finland. These amounts are subject to fluctuation in foreign currency exchange rates. In accordance with the loan agreement, we have an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.
ITEM 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to Consolidated Financial Statements.
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2005.
Notes to Schedule III.
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2006

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share amounts)

	December 31,
	2005	2004
ASSETS:
Real estate, net	$1,754,493	$1,695,066
Net investment in direct financing leases	440,415	291,367
Equity investments	185,055	180,479
Real estate under construction	—	25,115
Assets held for sale	13,873	19,385
Cash and cash equivalents	131,448	144,522
Marketable securities	11,323	32,150
Intangible assets, net	236,871	228,760
Other assets, net	83,023	101,552

Total assets	$2,856,501	$2,718,396

LIABILITIES, MINORITY INTEREST, AND SHAREHOLDERS’ EQUITY:
Liabilities:
Limited recourse mortgage notes payable	$1,469,149	$1,309,126
Limited recourse mortgage notes payable on assets held for sale	7,831	—
Accrued interest	8,380	7,694
Due to affiliates	7,731	6,159
Accounts payable and accrued expenses	11,795	10,661
Other liabilities	7,859	23,378
Prepaid rental income and security deposits	55,201	66,122
Deferred acquisition fees payable to affiliate	33,953	34,650
Distributions payable	20,460	19,908

Total liabilities	1,622,359	1,477,698

Minority interest	198,942	176,490

Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $.001 par value; 240,000,000 shares authorized; 129,310,515 and 126,009,926 shares issued and outstanding at December 31, 2005 and 2004	129	126
Additional paid-in capital	1,178,700	1,147,138
Distributions in excess of accumulated earnings	(122,369)	(85,151)
Accumulated other comprehensive (loss) income	(5,597)	6,189

	1,050,863	1,068,302
Less, treasury stock at cost, 1,751,690 and 416,149 shares at December 31, 2005 and 2004	(15,663)	(4,094)

Total shareholders’ equity	1,035,200	1,064,208

Total liabilities, minority interest and shareholders’ equity	$2,856,501	$2,718,396

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except share and per share amounts)

	For the years ended December 31,
	2005	2004	2003
REVENUES:
Rental income	$181,967	$129,655	$60,009
Interest income from direct financing leases	32,831	18,097	6,845
Other operating income	11,903	7,205	6,362

	226,701	154,957	73,216

OPERATING EXPENSES:
Depreciation and amortization	(49,514)	(32,836)	(14,941)
Property expenses	(36,718)	(24,386)	(15,512)
General and administrative	(10,609)	(8,439)	(7,322)

	(96,841)	(65,661)	(37,775)

OTHER INCOME AND EXPENSES:
Income from equity investments	15,499	10,065	8,233
Other interest income	4,370	3,291	3,410
Minority interest in income	(14,397)	(9,445)	(2,703)
(Loss) gain on foreign currency transactions and other gains, net	(3,617)	5,516	2,501
(Loss) gain on sale of real estate	—	(48)	3,429
Interest expense	(87,449)	(54,524)	(22,216)

	(85,594)	(45,145)	(7,346)

Income from continuing operations	44,266	44,151	28,095

DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued properties	182	(743)	552
Gain on sale of real estate, net	571	478	—
Impairment charge on properties held for sale	(1,210)	(5,000)	(24,000)

Loss from discontinued operations	(457)	(5,265)	(23,448)

NET INCOME	$43,809	$38,886	$4,647

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$.35	$.39	$.36
Loss from discontinued operations	—	(.05)	(.30)

Net income	$.35	$.34	$.06

DISTRIBUTIONS DECLARED PER SHARE	$.6386	$.6306	$.6244

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	126,926,108	112,766,233	78,939,049

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Net income	$43,809	$38,886	$4,647
Other comprehensive income:
Change in foreign currency translation adjustment	(10,920)	3,118	2,194
Change in unrealized (depreciation) appreciation on marketable securities	(491)	344	—
Unrealized loss on derivative instruments	(375)	(528)	—

	(11,786)	2,934	2,194

Comprehensive income	$32,023	$41,820	$6,841

The accompanying notes are an integral part of these consolidated financial statements
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2005, 2004 and 2003
(In thousands except share and per share amounts)

			Distributions	Accumulated
		Additional	in Excess of	Other
	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance at January 1, 2003	$40	$355,964	$(6,270)	$1,061	$—	$350,795

65,695,724 shares issued $.001 par, at $10 per share, net of offering costs	66	588,824				588,890
Distributions declared			(51,264)			(51,264)
Purchase of treasury stock, 18,807 shares					(171)	(171)
Net income			4,647			4,647
Change in other comprehensive income (loss)				2,194		2,194

Balance at December 31, 2003	106	944,788	(52,887)	3,255	(171)	895,091

20,328,907 shares issued $.001 par, at $10 per share, net of offering costs	20	202,350				202,370
Distributions declared			(71,150)			(71,150)
Purchase of treasury stock, 397,342 shares					(3,923)	(3,923)
Net income			38,886			38,886
Change in other comprehensive income (loss)				2,934		2,934

Balance at December 31, 2004	126	1,147,138	(85,151)	6,189	(4,094)	1,064,208

3,300,589 shares issued $.001 par, at $10 per share, net of offering costs	3	31,562				31,565
Distributions declared			(81,027)			(81,027)
Purchase of treasury stock, 1,335,541 shares					(11,569)	(11,569)
Net income			43,809			43,809
Change in other comprehensive income (loss)				(11,786)		(11,786)

Balance at December 31, 2005	$129	$1,178,700	$(122,369)	$(5,597)	$(15,663)	$1,035,200

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$43,809	$38,886	$4,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangibles and deferred financing costs	51,940	35,066	16,534
Equity income in excess of distributions received	(1,101)	(632)	(1,190)
Minority interest in income	14,397	9,445	2,703
Straight-line rent adjustments	1,189	(5,200)	(4,882)
Issuance of shares to affiliate in satisfaction of fees due	11,190	6,487	3,305
Impairment charges on real estate	1,210	5,000	24,000
Unrealized (loss) gain on foreign currency transactions and warrants, net	2,971	(2,100)	(1,638)
Gain on sale of real estate	(571)	(430)	(3,429)
Realized (loss) gain on foreign currency transactions	646	(3,416)	(863)
Gain on extinguishment of debt	(363)	—	—
Settlement proceeds assigned to lender	(338)	(2,754)	—
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed in connection with acquisition of business operations	(930)	10,369	16,349

Net cash provided by operating activities	124,049	90,721	55,536

Cash flows from investing activities:
Distributions from equity investments in excess of equity income	3,069	1,570	327
Distributions of mortgage financing from equity investees	—	—	24,162
Purchase of short-term investments	—	(17,782)	(37,833)
Redemption of short-term investments	—	55,615	—
Purchases of securities	—	(39,125)	(146,995)
Sales of securities	20,000	130,125	50,995
Acquisitions of real estate and equity investments and other capitalized costs (a)	(394,128)	(688,335)	(536,361)
Value added taxes recoverable on purchases of real estate	—	5,134	(2,652)
Payment of deferred acquisition fees	(6,001)	(3,253)	—
Proceeds from sale of real estate	23,723	16,828	3,662
Cash acquired in acquisition of business operations (b)	—	86,626	—
Cash payments to shareholders of acquired company	—	(231,826)	—

Net cash used in investing activities	(353,337)	(684,423)	(644,695)

Cash flows from financing activities:
Proceeds from stock issuance, net of costs	20,375	21,954	585,585
Distributions paid	(80,475)	(67,797)	(40,498)
Proceeds from mortgages (c)	301,493	495,954	194,680
Proceeds from note payable	—	—	3,862
Prepayment of note payable	—	(3,862)	(3,622)
Scheduled mortgage principal payments	(26,272)	(13,206)	(7,864)
Distributions paid to minority partners	(18,505)	(6,900)	(3,737)
Contributions from minority partners, net of distributions	37,589	76,720	17,659
Deferred financing costs and mortgage deposits, net of deposits refunded	(585)	(163)	(2,424)
Purchase of treasury stock	(11,569)	(3,923)	(171)

Net cash provided by financing activities	222,051	498,777	743,470

Effect of exchange rate changes on cash	(5,837)	4,230	1,144

Net (decrease) increase in cash and cash equivalents	(13,074)	(90,695)	155,455
Cash and cash equivalents, beginning of year	144,522	235,217	79,762

Cash and cash equivalents, end of year	$131,448	$144,522	$235,217

(Continued)

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands except share amounts)
Non-cash investing and financing activities:
(a)	Included in the cost basis of real estate and equity investments acquired in 2005, 2004 and 2003 are deferred acquisition fees payable to W. P. Carey & Co. LLC (“WPC”) of $5,304, $13,899 and $10,993, respectively.
(b)	The merger with Carey Institutional Properties Incorporated (“CIP®”), as described in Note 3 to the consolidated financial statements, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, a cash payment to CIP® shareholders who elected to redeem their shares and certain costs, as follows:

Real estate accounted for under the operating method	$228,465
Net investment in direct financing leases	136,638
Intangible assets	106,641
Equity investments	94,251
Investment in mortgage loan securitization	11,999
Other assets	3,255
Mortgage notes payable net (cost $205,572)	(202,186)
Amounts due to CIP®shareholders (1)	(231,826)
Other liabilities (2)	(24,161)
Minority interest	(35,497)
Issuance of common stock	(174,205)

Cash acquired in acquisition of CIP®’s business operations	$86,626

As part of the merger, the Company issued 17,420,571 shares of common stock of the Company to shareholders of CIP® in exchange for 15,982,176 shares of common stock of CIP®.

(1)	Consists of distribution payable of $90,913 and $140,913 for redemption of shares, both of which were paid in 2004.

(2)	Includes current and deferred fees of $6,385 and $5,108 payable to the advisor (see Note 4 to the consolidated financial statements).
(c)	Net of $1,941 and $8,172 held back by lenders to fund escrow accounts in 2004 and 2003, respectively. No such funds were held back by lenders in 2005.
Supplemental cash flow information:
Interest paid, excluding capitalized interest, was $86,417 in 2005, $53,639 in 2004, and $25,689 in 2003, respectively. Capitalized interest was $654, $3,298 and $3,178 in 2005, 2004 and 2003, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands except share and per share amounts)
1. Organization
Corporate Property Associates 15 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally, primarily on a triple net basis. As of December 31, 2005, the Company’s portfolio consisted of 324 properties leased to 86 tenants and totaling more than 30.3 million square feet. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively referred to as the “advisor”).
The Company was formed as a Maryland corporation on February 26, 2001. Between November 7, 2001 and November 8, 2002, the Company sold a total of 39,930,312 shares of common stock for gross proceeds of $399,303 in gross offering proceeds. Between March 20, 2003 and August 7, 2003, the Company completed an offering for an additional 64,687,294 shares of its common stock to the public, for gross proceeds of $646,873. These proceeds have been combined with limited recourse mortgage debt to purchase the Company’s real estate portfolio. As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of its income, the level of its distributions and other factors.
On September 1, 2004, the Company completed a merger (the “Merger”) with CIP®, an affiliate, for a total purchase price $519,477. Refer to Note 3 for details of the Merger.
2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the Company, its wholly owned and majority owned controlled subsidiaries and three variable interest entities (“VIE”) in which it is the primary beneficiary. All material inter-entity transactions have been eliminated.
For acquisitions of an interest in an entity or newly formed joint venture or limited liability company, the Company evaluates the entity to determine if the entity is deemed a VIE, and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). Entities that meet one or more of the criteria listed below are considered VIEs.
-	The Company’s equity investment is not sufficient to allow the entity to finance its activities without additional third party financing;
-	The Company does not have the direct or indirect ability to make decisions about the entity’s business;

-	The Company is not obligated to absorb the expected losses of the entity;

-	The Company does not have the right to receive the expected residual returns of the entity; and
-	The Company’s voting rights are not proportionate to its economic interests, and substantially all of the entity’s activities either involve or are conducted on behalf of an investor that has disproportionately few voting rights.
The Company consolidates the entities that are VIEs when the Company is deemed to be the primary beneficiary of the VIE. For entities where the Company is not deemed to be the primary beneficiary of the VIE and the Company’s ownership is 50% or less and has the ability to exercise significant influence as well as any jointly-controlled tenancy-in-common interests are accounted for under the equity method, i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions. When events occur, the Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is to determine if there is a change in the original determinations.
During 2005, the Company entered into a joint venture with CPA®:16-Global, an affiliate, where we both own a 50% interest in a property in Paris, France which is leased to the Prefecture de Police. In accordance with FIN 46(R), the Company consolidates this VIE as the Company believes that it is the primary beneficiary.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2005 and 2004 is $62,812 and $62,908, respectively. The fair value of these minority interests at December 31, 2005 and 2004 is $56,360 and $57,798, respectively.
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The Company has revised its 2004 and 2003 consolidated statements of cash flows to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Purchase Price Allocation
In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying financial statements.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in-place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Estimated costs to execute leases including commissions and legal costs to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property are also considered.
The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationship intangibles will be amortized to expense over the initial and expected renewal terms of the leases but no amortization period for intangibles will exceed the remaining depreciable life of the building. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
The purchase price allocation in connection with the CIP® Merger is described in Note 3.
Operating Real Estate
Land and buildings and personal property are carried at cost less accumulated depreciation. Renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Real Estate Under Construction and Redevelopment
For properties under construction, operating expenses including interest charges and other property expenses, including real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Interest is capitalized by applying the interest rate applicable to outstanding borrowings to the average amount of accumulated expenditures for properties under construction during the period.
Cash and Cash Equivalents and Short-Term Investments
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2005 and 2004, the Company’s cash and cash equivalents were held in the custody of several financial institutions, including international institutions, and which balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations as of December 31, 2005 and 2004 (see Note 11) and auction-rate securities as of December 31, 2004, are classified as available for sale securities and reported at fair value, with the Company’s interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized.
Other Assets
Included in other assets are deferred charges and deferred rental income. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest method and included in interest expense in the accompanying consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by the advisor to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than four years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the performance criterion (see Note 4).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the years ended December 31, 2005 and 2004, lessees were responsible for the direct payment of real estate taxes of $16,417 and $14,555, respectively.
The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. Two tenants, Mercury Partners, LP and U-Haul Moving Partners, Inc., jointly represent 13% of total lease revenue, inclusive of minority interest. Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
The leases are accounted for under either the direct financing or operating methods as appropriate for the transaction. Such methods are described below:
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 6). Unearned income is deferred and amortized to income over the lease term so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
Operating method — Real estate is recorded at cost less accumulated depreciation; minimum rental revenue is recognized on a straight-line basis over the term of the leases, and expenses (including depreciation) are charged to operations as incurred (Note 5).
On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because the Company has a limited number of lessees (15 lessees represented more than 58% of annual rental income during 2005), the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables and measures the allowance against actual arrearages. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee if there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations. For the years ended December 31, 2005 and 2004, the allowance for uncollected rents was $458 and $2,002, respectively.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally 40 years. Depreciation of tenant improvements is computed using the straight-line method over the remaining term of the lease.
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company assesses the recoverability of its long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. The Company performs a review of its estimate of the residual value of its direct financing leases at least annually to determine whether there has been an other than temporary decline in the Company’s current estimate of residual value of the underlying real estate assets (i.e., the estimate of what the Company could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost as equity investments and are subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. The Company will continue to review the initial valuation for subsequent changes in the fair value less cost to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Foreign Currency Translation
The Company consolidates its real estate investments in France, Ireland, Belgium, Finland, Germany and the United Kingdom and owns an interest in property in Germany. The functional currencies for these investments are the Euro and the Pound Sterling (U.K.). The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2005 and 2004, the cumulative foreign currency translation adjustment (loss) gain was ($4,547) and $6,373, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments were funded in part through subordinated debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized (losses) gains of ($3,143), $2,100 and $1,638 from such transactions in the years ended December 31, 2005, 2004 and 2003, respectively. In the years ended December 31, 2005, 2004 and 2003, the Company recognized realized (losses) gains of ($646), $3,416 and $863, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
The Company accounts for its derivative instruments in accordance with FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“FAS 133”). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to FAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. Changes in fair value for the year ended December 31, 2005 generated an unrealized gain of $172. As of December 31, 2005, warrants issued to the Company by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and had an aggregate fair value of

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
$549 at December 31, 2005. The Company has an interest rate swap instrument on a variable rate loan which has a notional amount of $20,740 as of December 31, 2005. The interest rate swap is a derivative instrument designated as a cash flow hedge which allows the Company to limit its exposure to interest rate movements. Changes in the fair value of the interest swap agreement are included in other comprehensive income (loss). The interest rate swap was entered into in 2004 and reflected unrealized losses of $903 and $528 at December 31, 2005 and 2004, respectively.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 10).
If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
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
U.S. Federal Income Taxes
The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required to, among other things, distribute at least 90% of its net taxable income (excluding net capital gains) to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to U.S. federal income tax. The Company is subject to certain state, local and foreign taxes. Provision for such taxes has been included in general and administrative expenses in the Company’s Consolidated Statements of Income. (See Note 21).
State, local and franchise taxes of $1,141, $612 and $237 are included in general and administrative expenses for the years ended December 31, 2005, 2004 and 2003, respectively.
Earnings Per Share
The Company has a simple equity capital structure with only common stock outstanding. As a result, the Company has presented basic per-share amounts in the accompanying financial statements.
Recent Accounting Pronouncements
In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of this Interpretation did not have a material effect on our financial position or results of operations.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. EITF 04-05 was effective immediately for all arrangements created or modified after June 29, 2005. For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application. The Company does not believe that the adoption of EITF 04-05 will have a material impact on our financial position or results of operations.
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on our financial position or results of operations.
3. Business Combination with Carey Institutional Properties Incorporated
On September 1, 2004, a subsidiary of the Company and Carey Institutional Properties Incorporated (“CIP®”), an affiliated REIT managed by the advisor, completed a Merger pursuant to a merger agreement dated June 4, 2004 between the companies. The Merger provided a liquidation option for CIP® shareholders and provided for the continued growth and enhancement of the Company’s investment portfolio. Under the terms of the Merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on August 24, 2004, the Company’s subsidiary is the surviving company. The total purchase price for CIP® was $519,477, which is comprised of 17,420,571 ($174,206 based on $10 per share) shares of the Company’s common stock, $140,913 in consideration for CIP® shareholders who redeemed their interests, fair value of debt assumed of $202,186 and transaction costs of $2,172. Prior to the completion of the Merger, CIP®’s interests in certain real estate assets that did not meet the investment objectives of the Company were sold to the advisor.
Under the terms of the merger agreement, each CIP® shareholder had the option of receiving either 1.09 shares of newly issued Company common stock or $10.90 in cash for each CIP® common share that he or she owned as of August 31, 2004. The exchange ratio for issuing shares was based on a third party valuation of CIP® and pursuant to fairness opinions that each company received from separate investment banking firms. Shareholders holding 15,982,176 shares of CIP® common stock received 17,420,571 shares of Company common stock and shareholders holding 12,927,812 shares of CIP® common stock elected to receive cash of $140,913 in consideration for redeeming their CIP® interests.
The Company has accounted for the Merger under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CIP® shareholders. The amounts due to former CIP® shareholders were paid prior to September 30, 2004. The results of operations for the year ended December 31, 2004 include CIP® for the period from September 1, 2004 to December 31, 2004.
In connection with evaluating the fair value of real estate interests acquired, the Company assigned a portion of the value to both tangible assets and intangible assets. Intangible assets consist of values attributable to above-market and below-market leases, in-place lease intangibles and tenant relationships. As more fully described in Note 2, the allocation of value to tangible and intangible assets is based on certain critical accounting estimates. The value attributed to tangible assets is determined in part using a discounted cash

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at “market” rates. Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting the Company’s assessment of the risk associated with the lease acquired. In-place lease and tenant relationship values are based on the specific characteristics of each lease and estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The fair values of the interest in the mortgage loan securitization and mortgage notes payable were determined using cash flow models and assumptions about market interest rates at or near the date of the Merger. Substantially all of the other assets acquired and liabilities assumed approximated their stated values and are short-term in nature.
4. Agreements and Transactions with Related Parties
In connection with performing management services on behalf of the Company, the advisory agreement between the Company and the advisor provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets, as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative non-compounded distribution return of 6%. The advisor has elected at its option to receive the performance fees in restricted shares of common stock of the Company rather than cash. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted stock for any fees due from the Company. The advisor is also reimbursed for the actual cost of personnel needed to provide administrative services necessary to the operation of the Company. The Company incurred asset management fees of $11,468, $7,881 and $4,161 in 2005, 2004 and 2003, respectively, with performance fees in like amounts. The Company incurred personnel reimbursements of $3,697, $2,869 and $1,163 in 2005, 2004 and 2003, respectively. Asset management fees and personnel reimbursement costs are included in property expense and general and administrative expenses, respectively, in the accompanying financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties and refinancing of mortgages. A portion of such fees is deferred and payable in equal installments over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion has been met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of acquisition of a property until paid. For transactions and refinancings that were completed in 2005, 2004 and 2003, current fees were $6,630, $17,373 and $15,030, respectively and deferred fees were $5,304, $13,899 and $10,993, respectively. An annual installment of deferred fees was paid to the advisor in January 2005.
The advisor is obligated to reimburse the Company for the amount by which operating expenses of the Company exceeds the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year the operating expenses of the Company exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse the Company for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause the Company’s operating expenses to exceed this limit in any such year. Charges related to asset impairment, bankruptcy of lessees, lease payment defaults, extinguishment of debt or uninsured losses are generally not considered unusual and nonrecurring. A determination that a charge is unusual and nonrecurring, such as the costs of significant litigation that are not associated with day-to day operations, or uninsured losses that are beyond the size or scope of the usual course of business based on the event history and experience of the advisor and independent directors, is made at the sole discretion of the independent directors. The Company will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. The operating expenses of the Company have not exceeded the amount that would require the advisor to reimburse the Company.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
The advisor is entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual return of 6% (based on an initial share price of $10) since the inception of the Company. The advisor’s interest in such disposition fees amounts to $1,273 and $342 as of December 31, 2005 and 2004, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.
The Company owns interests in limited partnerships and limited liability companies which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally owned by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental occupancy and leasehold improvement costs is based on gross revenues of the affiliates. Expenses incurred in 2005, 2004 and 2003 were $1,010, $471 and $136, respectively. The Company’s current share of aggregate future annual minimum lease payments is $9,253 through 2016.
5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under operating method is summarized as follows:

	December 31,
	2005	2004
Cost	$1,832,767	$1,742,822
Less: Accumulated depreciation	(78,274)	(47,756)

	$1,754,493	$1,695,066

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI–based increases, under non-cancelable operating leases amount are approximately as follows:

Years ended December 31,
2006	$181,678
2007	182,077
2008	182,667
2009	183,331
2010	182,436
Thereafter through 2028	1,509,841
6. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2005	2004
Minimum lease payments receivable	$814,567	$515,594
Unguaranteed residual value	345,551	229,585

	1,160,118	745,179
Less: unearned income	(719,703)	(453,812)

	$440,415	$291,367

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI–based increases, under non-cancelable direct financing leases are as follows:

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

Years ended December 31,
2006	$40,654
2007	40,774
2008	40,597
2009	40,692
2010	41,003
Thereafter through 2033	610,854
7. Equity Investments
The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; True Value Company; Hologic, Inc., Starmark Camhood LLC., Actuant Corporation, Marriott International, Inc. (“Marriott”), Advanced Micro Devices, Inc. (“AMD”), CompuCom Systems, Inc. (“CompuCom”), The Upper Deck Co. (“Upper Deck”), Del Monte Corporation (“Del Monte”) and The Talaria Company (doing business as The Hinckley Company or “Hinckley”). The interests in the Marriott, AMD, CompuCom, Upper Deck and Del Monte properties were acquired in connection with the Merger. The interest in Hinckley was acquired in May 2005.
Summarized combined financial information of the equity investees is as follows:

	December 31,
	2005	2004
Assets (primarily real estate)	$820,624	$763,997
Liabilities (primarily mortgage notes payable)	(486,369)	(451,998)

Partners’ and members’ capital	$334,255	$311,999

Company’s share of equity investees’ net assets	$185,055	$180,479

	For the years ended December 31,
	2005	2004	2003
Revenues (primarily rental income and interest income from direct financing leases)	$90,685	$84,612	$43,749
Expenses (primarily interest on mortgages and depreciation)	(46,658)	(45,799)	(25,619)

Net income	$44,027	$38,813	$18,130

Company’s share of net income from equity investments	$15,499	$10,065	$8,233

8. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2005 — During the year ended December 31, 2005, the Company completed three investments, at a total cost of $374,527, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $269,614 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 4.5% and 10 years, respectively. Included in the total cost of investments is an amount of $106,649 representing an investment in certain land and office facilities located in Paris, France. In connection with this investment, the Company obtained limited recourse mortgage financing of $78,585, based upon the applicable exchange rate at the date of closing, at a fixed interest rate of 4.35% for a term of 10 years.
2004 — For the year ended December 31, 2004, the Company completed ten investments, at a total cost of $597,611, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $377,084 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 5.9% and 10.5 years, respectively. Included in this total is $312,445 representing an investment in 78 self-storage facilities that operate under the U-Haul brand name. In connection with this investment, the Company obtained limited recourse mortgage financing of $183,000 at a fixed interest rate of 6.449% for a term of 10 years.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
Equity Investments Acquired
2005 — During the year ended December 31, 2005, the Company, together with an affiliate, completed an equity investment in an entity where the Company’s ownership interest is less than 50%. The Company is accounting for this investment under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in this investment is $17,496 and $10,500, respectively. The interest rate and term of the limited recourse mortgage financing is 6.26% and 20 years, respectively. There were no equity investments acquired during the year ended December 31, 2004.
Real Estate Under Construction
2005 — For the year ended December 31, 2005, the Company entered into three investments in real estate in which we agreed to construct additions at the existing facilities up to a total cost of $16,074. In connection with the completion of real estate under construction, the Company obtained limited recourse mortgage financing of $31,879 at a weighted average interest rate and term of approximately 6.4% and 16.5 years, respectively. All real estate under construction had been placed in service as of December 31, 2005.
2004 — For the year ended December 31, 2004, the Company entered into four investments in real estate in which we agreed to construct additions at the existing facilities up to a total cost of $58,028. During 2004, the Company obtained limited recourse mortgage financing of $14,000 at an interest rate and term of 6.3% and 15 years, respectively. Costs incurred through December 31, 2004 in connection with these investments have been presented in the balance sheet as real estate under construction.
9. Disposition of Interest in French Properties
In December 2002, the Company purchased, in two separate transactions, 13 properties, seven leased to affiliates of Carrefour France, S.A. (“Carrefour”) and six leased to S.A. Medica France (“Medica”). The total cost for the properties was $147,294 (based on the exchange rates as of the purchase dates) and was financed with limited recourse mortgage loans of $120,842. On March 12, 2003, the Company sold a 35% interest in the limited liability company that owns the Medica and Carrefour properties to CPA®:12. The purchase price was based on the appraised value of the properties adjusted for capitalized costs incurred since the acquisitions including fees paid to the advisor, net of mortgage debt. Based on the formula, CPA®:12 paid the Company $11,916 and assumed $1,031 of the Company’s deferred acquisition fee payable to an affiliate.
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
In connection with the purchase of another Carrefour property on November 27, 2003, the Company and CPA®:12 reduced their overall interests in subsidiaries that own the Carrefour properties to 50.375% and 27.125%, respectively, by selling a 22.5% interest to the advisor for $8,689. After the sale of the interests in the Carrefour properties, the Company retained a 50.375% interest in the properties. The advisor’s purchase price was based on a third party appraisal of the Carrefour properties.
In connection with the sale, the Company recognized a gain of $2,933 (net of a portion of the gain allocable to CPA®:12), of which $2,106 is attributable to the appreciation in the properties, $465 is attributable to foreign currency gains as a result of changes in foreign exchange rates and $362 is attributable to depreciation recorded at the properties.
10. Assets Held for Sale and Discontinued Operations
Property sales and impairment charges in 2005, 2004 and 2003 that are included in discontinued operations are as follows:
Assets Held for Sale

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
In August 2005, the Company entered into an agreement to sell a property in Miami, Florida formerly leased to Trends Clothing Corp. During the fourth quarter of 2005, the buyer exercised its right to terminate the contract and the Company entered into an agreement with a new third party to sell the property for $17,890. The Company completed the sale in March 2006 (see Note 21).
Discontinued Operations
In December 2005, the Company sold its majority interest in the assets and liabilities of a joint venture company which owns property in Toulouse, France to the other third party joint venture partner for $4,090, net of selling costs. In connection with this sale, the Company recognized a gain of $1,672, excluding a reserve for uncollected rents of $1,812 previously recognized against the property.
In November 2005, the Company entered into a deed-in-lieu transaction with the lender of limited recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, the Company transferred the property to the lender in return for release from the outstanding debt obligation and recorded a charge on extinguishment of debt of $363. The Company had previously recognized impairment charges totaling $24,600 against this property. In addition, during 2005, the Company sold certain equipment at this property and recorded a loss of $1,091.
In April 2005, the Company sold a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. for $19,419, net of selling costs. In connection with this sale, the Company recognized a loss of $10, excluding impairment charges totaling $5,610 previously recorded against the property. Prior to the sale, the Company received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant in settlement of its remaining lease obligations. The former tenant also agreed to forfeit its $1,694 security deposit. The Company has fully reserved the amounts due under the note.
During 2004, the Company sold a property in Rantoul, Illinois for $11,041, net of selling costs, and recognized a gain on sale of $478. The Illinois property was acquired on September 1, 2004 in connection with the Merger.
Other Information
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of December 31, 2005 are assets of $796 and liabilities of $307 related to the Company’s assets held for sale.
In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are presented as follows:

	For the years ended December 31,
	2005	2004	2003
Revenues (primarily rental revenues and miscellaneous income)	$5,670	$4,968	$5,905
Expenses (primarily interest on mortgages, depreciation and property expenses)	(5,488)	(5,711)	(5,353)
Impairment charges on real estate	(1,210)	(5,000)	(24,000)
Gain on sale of real estate, net	571	478	—

Loss from discontinued operations	$(457)	$(5,265)	$(23,448)

11. Interest in Mortgage Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization, acquired in September 2004 in connection with the Merger, as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity.
As of December 31, 2005 and 2004, the fair value of the Company’s interest was $11,323 and $12,150, respectively, reflecting an unrealized (loss) gain of ($147) and $284 and accumulated amortization of $529 and $133 at December 31, 2005 and 2004, respectively. The fair value of the Company’s interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

	Fair Value as of December 31, 2005	1% Adverse Change	2% Adverse Change
Fair value of the interests	$11,323	$10,847	$10,397
The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
12. Intangibles
In connection with its acquisition of properties, including properties acquired from CIP®, the Company has recorded net lease intangibles of $244,795 which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue.
Intangibles are summarized as follows:

	December 31,
	2005	2004
Lease intangibles
In-place lease	$157,737	$139,514
Tenant relationship	29,474	27,927
Above-market rent	76,359	69,822
Less: accumulated amortization	(26,699)	(8,503)

	$236,871	$228,760

Below-market rent	$(18,775)	$(19,056)
Less: accumulated amortization	1,622	653

	$(17,153)	$(18,403)

Net amortization of intangibles was $18,458 and $7,370 for the years ended December 31, 2005 and 2004, respectively. Scheduled annual net amortization of intangibles for each of the next five years is $17,672.
13. Disclosure About Fair Value of Financial Instruments
The Company’s mortgage notes payable had a carrying value of $1,476,980 and $1,309,126 and an estimated fair value of $1,470,571 and $1,313,144 at December 31, 2005 and 2004, respectively. The Company’s marketable securities, including the interest in CCMT, had a carrying value of $11,470 and $31,999 and a fair value of $11,323 and $32,150 at December 31, 2005 and 2004, respectively. The carrying values of other financial assets and liabilities approximated their fair values at December 31, 2005 and 2004. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rates risks.
14. Mortgage Notes Payable
Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by the assignment of real property and direct financing leases with a carrying value of approximately $2,151,443 as of December 31, 2005. Mortgage notes payable had fixed annual interest rates ranging from 4.45% to 10.00% per annum and a variable interest rate of 6.90% per annum as of December 31, 2005.
Scheduled principal payments during each of the five years following December 31, 2005 and thereafter are as follows:

Years Ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2006 (1)	$84,258	$83,843	$415
2007	29,043	28,598	445
2008	31,866	31,398	468
2009	70,511	70,005	506
2010	62,654	62,113	541
Thereafter through 2032	1,198,648	1,180,283	18,365

Total	$1,476,980	$1,456,240	$20,740

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

(1)	Includes $56,717, of which our share is $34,030, related to mortgage debt on a property in Finland. These amounts are subject to fluctuation in foreign currency exchange rates. In accordance with the loan agreement, the Company has an obligation to complete certain actions within a specified period of time that have not been completed as of December 31, 2005. As a result of not completing this obligation, an event of default has occurred. The Company is working to complete this obligation and has received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. In the event that the Company is unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.
15. Commitments and Contingencies
As of December 31, 2005, the Company was not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of WPC, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of the Company’s shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering.
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of the Company’s shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with the Company and other REITs managed by WPC, as well as the disclosure of such arrangements. At that time WPC and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by WPC, Carey Financial, and REITs managed by WPC to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. WPC and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by WPC, Carey Financial or any REIT managed by WPC in connection with the distribution of our managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, WPC and Carey Financial have produced documents relating to payments made to certain broker-dealers both during and after the offering process, for certain of the REITs managed by WPC (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, CPA®:12 and CPA®:14 as well as the Company), in addition to selling commissions and selected dealer fees.
Among the payments reflected on documents produced to the Staff were certain payments, aggregating in excess of $9,600, made to a broker-dealer which distributed shares of the REITs. The expenses associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the REITs. Of these payments, CPA®:10 paid in excess of $40; CIP® paid in excess of $875; CPA®:12 paid in excess of $2,455; CPA®:14 paid in excess of $4,990; and the Company paid in excess of $1,240. In addition, other smaller payments by the REITs to the same and other broker-dealers have been identified aggregating less than $1,000.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on the Company because of our dependence on WPC and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquires will have a material effect on WPC or Carey Financial incremental to that caused by any SEC action.
16. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, return of capital, capital gains or a combination thereof for income tax purposes. The Company paid its first distributions in April 2002. For the three years ended December 31, 2005, distributions per share reported for tax purposes were as follows:

	2005	2004	2003
Ordinary income	$.24	$.40	$.42
Capital gains	—	.04	—
Return of capital	.40	.19	.20

	$.64	$.63	$.62

The Company declared a quarterly distributions of $.1604 per share on December 15, 2005 payable on January 15, 2006 to shareholders of record as of December 31, 2005.
Accumulated Other Comprehensive (Loss) Income
As of December 31, 2005 and 2004, accumulated other comprehensive income reflected in the shareholders’ equity is comprised of the following:

	2005	2004
Unrealized appreciation on marketable securities	$(147)	$344
Unrealized loss on derivative instruments	(903)	(528)
Foreign currency translation adjustment	(4,547)	6,373

Accumulated other comprehensive (loss) income	$(5,597)	$6,189

17. Derivative Instruments
In 2004, the Company obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap contract with the lender which effectively converted the variable rate debt service obligations of the loan to a fixed rate. The interest rate swap, which has a notional amount of $20,740 and $23,646 as of December 31, 2005 and 2004, respectively and a term ending February 2014, is a derivative instrument designated as a cash flow hedge. The Company’s objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At December 31, 2005 and 2004, the interest rate swap had a fair value liability of $903 and $528, respectively, and was included in other liabilities. The change in net unrealized loss of $375 for the year ended December 31, 2005 for this cash flow hedge is included in accumulated other comprehensive income in shareholders’ equity.
The Company owns certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions which are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Changes in fair value for the year ended December 31, 2005 generated an unrealized gain of $172.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
As of December 31, 2005, warrants issued to the Company by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and have an aggregate fair value of $549.
18. Impairment Charges
Impairment Charges on Discontinued Operations
2005 — In connection with entering into agreements with a third party to sell a property in Miami, Florida formerly leased to Transworld, the Company recognized an impairment charge of $610 to further reduce the property’s carrying value to an amount which approximated the sales price less estimated selling costs. An impairment charge of $5,000 had previously been recognized against the property.
In connection with entering into a deed in lieu transaction with the limited recourse financing lender of a property in Tulsa, Oklahoma, the Company recognized an impairment charge of $600 to reduce this property’s carrying value to its estimated fair value. An impairment charge of $24,000 had previously been recognized against the property.
2004 — In connection with entering into an agreement with a third party to sell the Transworld property in Miami, Florida, the Company recognized an impairment charge of $5,000 to reduce the property’s carrying value to an amount which approximated the sales price less estimated selling costs.
2003 — In connection with the bankruptcy and subsequent lease termination of the tenant in the Tulsa, Oklahoma property, the Company recognized an impairment charge of $24,000 to reduce this property’s carrying value to its estimated fair value.
19. Segment Information
The Company has determined that it operates in one business segment, real estate operations with domestic and foreign investments.
For 2005, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total
Revenues (2)	$156,371	$70,330	$226,701
Operating expenses (2)	(72,420)	(24,421)	(96,841)
Income from equity investments	15,204	295	15,499
Interest expense, net	(53,916)	(29,163)	(83,079)
Other, net (3)	(9,421)	(8,593)	(18,014)

Income from continuing operations	$35,818	$8,448	$44,266

Equity investments	$182,298	$2,757	$185,055
Total long lived assets	1,792,321	824,513	2,616,834
Total assets	1,981,608	874,893	2,856,501
For 2004, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total
Revenues (2)	$115,912	$39,045	$154,957
Operating expenses (2)	(53,232)	(12,429)	(65,661)
Income from equity investments	9,889	176	10,065
Interest expense, net	(35,123)	(16,110)	(51,233)
Other, net (3)	(6,084)	2,107	(3,977)

Income from continuing operations	$31,362	$12,789	$44,151

Equity Investments	$177,522	$2,957	$180,479
Total long-lived assets	1,850,051	570,736	2,420,787
Total assets	2,120,272	598,124	2,718,396
For 2003, geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (1)	Total
Revenues (2)	$53,066	$20,150	$73,216
Operating expenses (2)	(31,049)	(6,726)	(37,775)
Income from equity investments	8,233	—	8,233
Interest expense, net	(11,056)	(7,750)	(18,806)

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)

	Domestic	Foreign (1)	Total
Other, net (3)	790	2,437	3,227

Income from continuing operations	$19,984	$8,111	$28,095

Equity investments	$83,984	$—	$83,984
Total long-lived assets	893,199	297,859	1,191,058
Total assets	1,316,285	322,867	1,639,152

(1)	Consists of operations in France, Finland, the United Kingdom, Belgium, Ireland and Germany.

(2)	Amounts have been reclassified to conform to the current year presentation of excluding interest income and interest expense from the revenues and operating expenses line items above, respectively.

(3)	Consists of minority interest in income and gains and losses on foreign currency transactions, other gains and real estate.
20. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$53,374	$53,788	$60,166	$59,373
Operating expenses	(22,848)	(22,406)	(27,754)	(23,833)
Net income	7,636	11,343	8,415	16,415
Earnings per share — basic	.06	.09	.07	.13
Distributions declared per share	.1589	.1594	.1599	.1604

	For the three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$27,243	$32,771	$44,173	$50,770
Operating expenses	(11,944)	(13,285)	(18,591)	(21,841)
Net income	11,604	8,502	11,418	7,362
Earnings per share — basic	.11	.08	.10	.05
Distributions declared per share	.1569	.1572	.1580	.1585
21. Subsequent Events
In January 2006 the advisor entered into a co-operation agreement with Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) covering several properties owned by the Company and certain of its affiliates and leased to Starmark under a master lease. Under this cooperation agreement, the advisor, on behalf of the Company and its affiliates, has agreed to co-operate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs of the Company incurred in connection with transactions under the co-operation agreement.
In August 2005, the Company entered into an agreement to sell a property in Miami, Florida formerly leased to Trends Clothing Corp. During the fourth quarter of 2005, the buyer exercised its right to terminate the contract and the Company entered into an agreement with a new third party to sell the property for $17,890. The Company completed the sale in March 2006 and expects to record a gain on sale of approximately $3,095. The Company used $7,763 of the sale proceeds to satisfy an existing mortgage obligation on the property.
As previously reported in the Company’s Form 10-Q report for the quarter ended September 30, 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, the Company promptly notified the IRS and submitted a request for a closing agreement. In March 2006, the Company entered into a closing agreement with the Internal Revenue Service, or the IRS, under which the IRS reached a final determination that it would not challenge the Company’s qualification as a REIT, or the deductibility of dividends paid to the Company’s shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which the Company issued shares in our distribution reinvestment plan. In settlement of this matter, the advisor has agreed to make a payment of $129 to the IRS and to cancel the issuance of a de minimis number of shares issued pursuant to the Company’s distribution reinvestment plan that may have caused the dividends to be preferential.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In thousands except share and per share amounts)
In March 2006, the Company together with an affiliate, CPA®:16-Global, through a subsidiary in which the Company owns a 75% interest and CPA®:16-Global owns the remaining 25%, entered into agreements to acquire and lease back 18 retail facilities in Europe from OBI AG, for a total purchase price that is expected to be approximately $200,000. The transaction is expected to close during the first half of 2006, however there can be no assurance that we will be successful in completing the transaction for the expected purchase price and within the estimated timeframe. In anticipation of closing this transaction and obtaining limited recourse mortgage financing, the Company entered into an interest rate swap contract with a lender with a notional amount of approximately $119,345, based on the exchange rate of the Euro as of March 2, 2006, the date we entered into the interest rate swap.
In March 2006, the Company entered into an agreement to fund an expansion at an existing facility in Nebraska. The total cost of the expansion is expected to be approximately $14,700.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)

											Life on which
				Costs				Gross Amount at which Carried			Depreciation in
				Capitalized	(Decreases)			at Close of Period (e)			Latest Statement
		Initial Cost to Company		Subsequent to	Increases in				Accumulated		of Income
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investment (b)	Land	Buildings	Total	Depreciation (e)	Date Acquired	is Computed
Operating Method:
Industrial facilities in Bluffton, Ohio; Auburn, Indiana and Milan Tennessee	$11,682,217	$1,180,000	$19,815,621	$16,543		$1,180,000	$19,832,164	$21,012,164	$1,988,534	April 10, 2002	40 years
Land in Irvine, California	3,142,341	4,930,000				4,930,000		4,930,000	—	May 21, 2002
Office facility in Alpharetta, Georgia	8,180,122	1,750,000	11,339,005			1,750,000	11,339,005	13,089,005	1,123,412	June 25, 2002	40 years
Office facility in Clinton, New Jersey	28,177,180	—	47,015,707	3,164			47,018,871	47,018,871	4,214,023	August 16, 2002	40 years
Warehouse/distribution and office facilities in Miami, Florida	10,115,068	6,600,000	8,870,072	40,192		6,600,000	8,910,264	15,510,264	874,405	September 12, 2002	40 years
Office facilities in St. Petersburg, Florida	20,052,827	1,750,000	7,408,115	21,563,387		3,200,000	27,521,502	30,721,502	2,165,214	September 27, 2002	40 years
Movie Theatre in Baton Rouge, Louisiana	—	4,767,250	6,912,077		$(43,038)	4,767,250	6,869,039	11,636,289	456,279	October 9, 2002	40 years
Office facilities in San Diego, California	19,277,274	8,050,000	22,046,836	24,257		8,050,000	22,071,093	30,121,093	2,224,451	October 15, 2002	40 years
Industrial facilities in Richmond, California		870,000	4,097,653			870,000	4,097,653	4,967,653	348,552	November 20, 2002	40 years
Nursing care facilities located in France at Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles	38,153,033	5,329,401	35,001,068	11,272,149	(873,456)	6,309,586	44,419,576	50,729,162	4,365,766	December 4, 2002	40 years
Office facility in New York, New York	81,779,547	48,000,000	104,041,885	2,768,236	(2,800)	48,000,000	106,807,321	154,807,321	8,600,728	December 12, 2002	40 years
Warehouse/distribution facilities located in France at Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet	110,104,753	11,249,761	95,122,572	49,863,474	(6,145,348)	14,598,484	135,491,975	150,090,459	12,038,035	December 27, 2002	40 years
Warehouse/distribution facilities in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas	17,374,750	3,440,000	26,975,009			3,440,000	26,975,009	30,415,009	2,325,724	December 31, 2002	40 years
Industrial facilities in Chattanooga, Tennessee	—	540,000	5,880,961			540,000	5,880,961	6,420,961	422,694	February 12, 2003	40 years
Industrial facilities in Mooresville, North Carolina	8,817,009	600,000	13,836,806			600,000	13,836,806	14,436,806	994,520	February 25, 2003	40 years
Industrial facility in MaCalla, Alabama	8,200,181	1,750,000	13,545,266			1,750,000	13,545,266	15,295,266	605,704	March 28, 2003	40 years
Office facility in Lower Makefield T, Pennsylvania	13,327,427	900,000	20,120,153			900,000	20,120,153	21,020,153	1,362,302	April 1, 2003	40 years
Land located in Dublin, Ireland	912,562	1,782,741			(57,837)	1,724,904		1,724,904	—	April 29, 2003
Warehouse/distribution facility in Virginia Beach, Virginia	22,597,706	3,000,000	32,240,854			3,000,000	32,240,854	35,240,854	1,981,469	July 2, 2003	40 years
Industrial facility in Fort Smith, Arizona	—	980,000	7,261,961			980,000	7,261,961	8,241,961	446,308	July 31, 2003	40 years
Retail facilities in Greenwood, Indiana and Buffalo, New York	12,130,995		14,676,332	4,891,005			19,567,337	19,567,337	1,017,143	August 8 and August 19, 2003	40 years
Industrial facilities in Bowling Green, Kentucky and Jackson, Tennessee	8,183,887	680,000	11,723,270			680,000	11,723,270	12,403,270	696,069	August 13, 2003	40 years
Industrial facilities in Mattoon, Illinois; Holyoke, Massachusetts; Morristown, Tennessee and a warehouse/distribution facility in Westfield, Massachusetts	9,073,704	1,230,000	15,707,324			1,230,000	15,707,324	16,937,324	932,622	August 19, 2003	40 years
Indiustrial facility in Rancho Cucamonga, California and educational facilities in Glendale Heights, Illinois; Exton, Pennsylvania and Avondale, Arizona	48,397,056	12,932,338	6,937,470	61,787,754		12,932,338	68,725,224	81,657,562	2,189,981	September 15, and December 16, 2003 February 6, and September 1, 2004	40 years
Sports facilities in Rochester Hills and Canton, Michigan	26,160,664	9,791,000	32,779,723			9,791,000	32,779,723	42,570,723	1,878,005	September 30, 2003	40 years
Industrial facilities in St. Petersburg, Florida; Buffalo Grove, Illinois; West Lafayette, Indiana; Excelsior Springs, Missouri and North Versailles, Pennsylvania	16,335,910	4,980,000	21,905,469	1,500		4,980,000	21,906,969	26,886,969	1,219,616	October 29, 2003	40 years
Sports facilities in Atlanta, Georgia and Bel Air, Maryland	15,202,945	5,262,000	20,113,107			5,262,000	20,113,107	25,375,107	1,068,509	November 7, 2003	40 years
Industrial facilities in Tolleson, Arizona; Alsip, Illinois and Solvay, New York	20,568,991	4,210,000	23,910,675	2,639,686	3,106,915	4,210,000	29,657,276	33,867,276	1,435,357	November 20, 2003	40 years
Land in Memphis, Tennessee and Sports facilities in Bedford, Texas and Englewood, Colorado	10,360,952	4,392,140	9,314,293			4,392,140	9,314,293	13,706,433	429,833	December 22, 2003 and September 1, 2004	40 years
Warehouse/Distribution facilities in Oceanside, California and Concordville, Pennsylvania	6,112,483	2,575,000	5,490,166	5,400		2,575,000	5,495,566	8,070,566	269,031	January 2, 2004	40 years
Office facilities in Brussels, Belgium	11,097,828	2,231,886	8,796,248	2,785,514	(479,056)	2,142,284	11,192,308	13,334,592	564,692	January 2, 2004	40 years
Warehouse/distribution facility in La Vista, Nebraska	16,048,687	5,700,000	648,321	21,214,404		5,700,000	21,862,725	27,562,725	202,901	May 7, 2004	40 years
Office facility in Peoria, Illinois	—	4,460,000	7,479,708	16,900		4,460,000	7,496,608	11,956,608	366,904	January 8, 2004	40 years
Office facility in Peachtree City, Georgia	5,303,231	990,000	6,873,893		(2,500)	990,000	6,871,393	7,861,393	307,781	March 26, 2004	40 years
Self-Storage/Trucking facilities in numerous locations throughout the USA	178,393,870	69,080,000	189,081,967			69,080,000	189,081,967	258,161,967	8,075,352	April 29, 2004	40 years
Office facility in Pleasanton, California	18,197,860	16,230,366	14,052,294	4,950		16,230,366	14,057,244	30,287,610	571,038	May 26, 2004	40 years

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)

											Life on which
				Costs				Gross Amount at which Carried			Depreciation in
				Capitalized	(Decreases)			at Close of Period (e)			Latest Statement
		Initial Cost to Company		Subsequent to	Increases in				Accumulated		of Income
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investment (b)	Land	Buildings	Total	Depreciation (e)	Date Acquired	is Computed
Operating Method:
Office facility in San Marcos, Texas	—	225,000	1,180,311			225,000	1,180,311	1,405,311	45,491	June 24, 2004	40 years
Office facilities in Espoo, Finland	66,951,645	16,765,973	68,556,272	(172,390)	(3,414,614)	16,056,941	65,678,300	81,735,241	2,397,604	July 8, 2004	40 years
Office facilities located in France at Guyancourt, Conflans, St. Honorine, Ymare, Laval and Aubagne	72,765,095	21,869,180	65,212,672	356,477	(1,485,657)	21,445,931	64,506,741	85,952,672	2,297,930	July 26, 2004	40 years
Office facilities in Helsinki, Finland	73,765,912	24,687,585	71,815,072		(11,484,634)	21,585,690	63,432,333	85,018,023	1,519,733	January 3, 2005	40 years
Office facility in Paris, France	76,909,014	24,180,000	60,846,368	(445,513)	(1,644,192)	23,688,000	59,248,663	82,936,663	684,061	July 12, 2005	40 years
Retail facilities in Oklahoma City, Oklahoma and Round Rock, Texas (d)	10,209,554	5,360,994	7,679,933			5,360,994	7,679,933	13,040,927	247,998	September 1, 2004	40 years
Land in Fort Collins, Colorado; Matteson and Schaumburg, Illinois; North Attleboro, Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia (d)	12,031,330	36,964,334				36,964,334		36,964,334	—	September 1, 2004
Office facilities in Chicago, Illinois (d)	23,762,336	4,909,953	32,973,752			4,909,953	32,973,752	37,883,705	1,064,777	September 1, 2004	40 years
Land in North Little Rock, Arizona (d)	—	771,730				771,730		771,730	—	September 1, 2004
Industrial facility in Louisville, Colorado (d)	14,747,804	1,891,528	19,612,333			1,891,528	19,612,333	21,503,861	633,315	September 1, 2004	40 years
Industrial facilities in Hollywood and Orlando, Florida (d)	—	1,244,411	2,489,948			1,244,411	2,489,948	3,734,359	80,405	September 1, 2004	40 years
Office facility in Playa Vista, California (d)	18,764,826	20,949,767	7,328,797			20,949,767	7,328,797	28,278,564	236,659	September 1, 2004	40 years
Industrial facility in Golden, Colorado (d)	3,554,167	615,508	3,722,603			615,508	3,722,603	4,338,111	120,209	September 1, 2004	40 years
Industrial facilities in Texarkana, Texas and Orem, Utah (d)	3,343,797	1,719,448	4,689,478	615,999		1,719,448	5,305,477	7,024,925	170,321	September 1, 2004	40 years
Industrial facility in Eugene, Oregon (d)	5,119,135	1,008,711	6,739,117			1,008,711	6,739,117	7,747,828	217,617	September 1, 2004	40 years
Warehouse/distribution facility in Rotherham, United Kingdom (d)	2,177,441	347,168	2,590,770		(123,640)	332,558	2,481,740	2,814,298	80,140	September 1, 2004	40 years
Office facility in Little Germany, United Kingdom (d)	3,974,517	102,602	3,978,297		(171,742)	98,283	3,810,874	3,909,157	123,059	September 1, 2004	40 years
Industrial facility in Neenah, Wisconsin (d)	5,210,116	261,941	4,727,765			261,941	4,727,765	4,989,706	152,668	September 1, 2004	40 years
Land in Farmington, Connecticut and Braintree, Massachusetts (d)	1,584,241	2,972,411				2,972,411		2,972,411	—	September 1, 2004
Industrial facility in South Jordan, Utah (d)	8,508,327	2,476,637	5,828,723			2,476,637	5,828,723	8,305,360	188,219	September 1, 2004	40 years
Land in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas and educational facilities in Newport News, Centreville, Manassas and Century Oaks, Virginia (d)	6,543,835	5,830,334	3,270,020			5,830,334	3,270,020	9,100,354	105,595	September 1, 2004	40 years
Warehouse/distribution facility in Ennis, Texas (d)	2,825,394	189,779	4,512,341			189,779	4,512,341	4,702,120	145,711	September 1, 2004	40 years

	$1,216,211,546	$427,558,877	$1,248,776,453	$179,253,088	$(22,821,599)	$428,445,241	$1,404,321,578	$1,832,766,819	$78,274,466

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)

						Gross Amount at
				Costs Capitalized		Which Carried at
		Initial Cost to Company		Subsequent	Increases (Decreases) in	Close of Period (d)
Description	Encumbrances	Land	Buildings	to Acquisition (a)	Net Investment (b)	Total	Date Acquired
Direct Financing Method:
Office facility in Irvine, California	$6,028,901		$8,525,497	$69,300	$863,909	$9,458,706	May 21, 2002
Warehouse/distribution facilities in Mesquite, Texas	6,845,263	$1,513,400	10,842,621	2,824,376		15,180,397	June 14, 2002
Retail facilities located in Germany at Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim	101,498,342	26,469,995	127,701,464	55,675	(4,675,434)	149,551,700	June 9, 2005
Warehouse/distribution facility in Birmingham, United Kingdom	27,887,285	6,314,610	25,925,871	7,433,082	1,783,775	41,457,338	January 28 and March 3, 2003
Industrial facility in Rochester, Minnesota	6,980,027	2,250,000	10,327,518		467,372	13,044,890	March 28, 2003
Industrial facilities located in the United Kingdom at Bradford, Belfast, Darwen, Stoke-on-Trent and Rochdale and in Dublin, Ireland	19,827,483	5,113,187	32,122,912	57,601	183,769	37,477,469	April 29, 2003
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, Texas	7,132,040	1,800,000	12,021,990		(200,826)	13,621,164	August 7, 2003
Retail facility in Freehold, New Jersey	6,348,909		9,610,772		(21,063)	9,589,709	August 8, 2003
Industrial facilities in Shelby Township and Port Huron, Michigan	7,182,109	1,330,000	10,301,807	19,150	(260,464)	11,390,493	November 24, 2003
Industrial facilities in Mentor, Ohio and Franklin, Tennessee	4,452,668	1,060,000	6,107,539			7,167,539	April 14, 2004
Retail Stores in Fort Collins, Colorado; Matteson, Illinois, Schaumburg, Illinois, North Attleboro; Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	15,042,447		48,230,827		(2,015,319)	46,215,508	September 1, 2004
Retail facilities in Conway and North Little Rock, Arizona			5,204,233		(20,612)	5,183,621	September 1, 2004
Warehouse/distribution facilities in Lima, Ohio	8,258,392	657,202	12,731,121		(224,662)	13,163,661	September 1, 2004
Retail facility in Plano, Texas		1,118,667	4,165,136		(97,850)	5,185,953	September 1, 2004
Sports facility in Memphis, Tennessee	3,224,030		6,510,896		(434,421)	6,076,475	September 1, 2004
Industrial facility in Owingsville, Kentucky	160,391	15,867	4,916,983		(64,587)	4,868,263	September 1, 2004
Retail facilities in Farmington, Connecticut and Braintree, Massachusetts	6,529,956		12,616,923		(365,181)	12,251,742	September 1, 2004
Education facilities in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas	4,206,882		6,733,797		(247,388)	6,486,409	September 1, 2004
Industrial facility in Brownwood, Texas	4,377,188	142,089	5,141,275		(123,998)	5,159,366	September 1, 2004
Retail facilities in Greenport, Ellenville and Warwick, New York	14,857,734	1,938,527	17,077,906		248,347	19,264,780	September 1, 2004
Education facility in Glendale Heights, Illinois	2,097,023		9,435,058		(814,810)	8,620,248	September 1, 2004

	$252,937,070	$49,723,544	$386,252,146	$10,459,184	$(6,019,443)	$440,415,431

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2005
(not in thousands)
NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The (decrease) increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, impairment charges and foreign currency translation adjustments.

(c)	At December 31, 2005, the aggregate cost of real estate owned by the Company and its subsidiaries for U.S. federal income tax purposes is $1,101,065,960.

(d)	Acquired September 1, 2004 in connection with the Merger.

(e)	Reconciliation of real estate and accumulation depreciation:

	Reconciliation of Real Estate Accounted for
	Under the Operating Method December 31,
	2005	2004	2003
Balance at beginning of year	$1,742,822,260	$883,461,568	$559,521,150
Additions	202,744,584	749,153,305	285,402,611
Dispositions	(46,029,913)	(6,519,663)	—
Impairment charge	(600,180)	(5,000,000)	(24,000,000)
Foreign currency translation adjustment	(71,104,049)	40,335,665	31,355,297
Reclassification of real estate under construction	19,837,209	100,844,508	31,182,510
Reclassification from direct financing lease	—	7,069,591	—
Reclassification to equity investment	—	(6,933,374)	—
Reclassification to assets held for sale	(14,903,093)	(19,589,340)	—

Balance at close of year	$1,832,766,818	$1,742,822,260	$883,461,568

	Reconciliation of Accumulated Depreciation
	December 31,
	2005	2004	2003
Balance at beginning of year	$47,756,429	$18,725,233	$2,323,336
Depreciation expense	36,100,561	28,070,194	15,973,840
Depreciation expense included in discontinued operations	1,269,237	204,407	—
Reclassification of accumulated depreciation to assets held for sale	(1,029,881)	(204,407)	—
Dispositions	(3,805,755)	—	—
Foreign currency translation adjustment	(2,016,125)	961,001	428,057

Balance at close of year	$78,274,466	$47,756,428	$18,725,233

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms.
Our Chief Executive Officer and Chief Financial Officer have conducted a review of our disclosure controls and procedures as of December 31, 2005. Based upon this review, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2005 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.
ITEM 9B. Other Information.
None.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART III
ITEM 10. Directors and Executive Officers of the Registrant.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
ITEM 13. Certain Relationships and Related Transactions.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the our fiscal year, and is hereby incorporated by reference.
ITEM 14. Principal Accountant Fees and Services.
This information will be contained in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the our fiscal year, and is hereby incorporated by reference.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(1)	and (2) – Financial Statements and schedules – see index to financial statements and schedules included in Item 8.

(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement (Form S-11) No. 333-58854 dated April 13, 2001

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to Amendment No. 1 to Registration Statement (Form S-11/A) No. 333-100525 dated May 1, 2003

4.1	2001 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Filed herewith

10.1	Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp	Exhibit 10.5 to Registrant’s Form 10-Q dated November 14, 2005

10.2	Lease Agreement between UH Storage (DE) Limited Partnership, and U-HAUL Moving Partners, Inc., dated as of March 31, 2004	Filed herewith

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

Exhibit No.	Description	Method of Filing

10.3	Lease Agreement between UH Storage (DE) Limited Partnership, and Mercury Partners, LP, dated as of March 31, 2004	Filed herewith

10.4	Loan Agreement between Bank of America, N.A., as lender, and, UH Storage (DE) Limited Partnership, as borrower, dated as of April 29, 2004	Filed herewith

10.5	Guaranty and Suretyship Agreement between U-HAUL International, Inc. as guarantor and UH Storage (DE) Limited Partnership, as Landlord, dated as of March 31, 2004.	Filed herewith

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 Of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

3/30/06	BY: /s/ Mark J. DeCesaris

Date	Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

3/30/06	BY: /s/ William Polk Carey

Date	William Polk Carey
Chairman of the Board and Director

3/30/06	BY: /s/ Gordon F. DuGan

Date	Gordon F. DuGan
Vice Chairman of the Board, Chief Executive Officer and Director
(Principal Executive Officer)

3/30/06	BY: /s/ Trevor P. Bond

Date	Trevor P. Bond
Director

3/30/06	BY: /s/ Elizabeth P. Munson

Date	Elizabeth P. Munson
Director

3/30/06	BY: /s/ Charles E. Parente

Date	Charles E. Parente
Director

3/30/06	BY: /s/ Mark J. DeCesaris

Date	Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

3/30/06	BY: /s/ Claude Fernandez

Date	Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)
REPORT ON FORM 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.