Form 10-Q
period 2006-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2006-05-15
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50249
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
(Exact name of registrant as specified in its charter)

MARYLAND	52-2298116
(State of incorporation)	(I.R.S. Employer Identification No.)

50 ROCKEFELLER PLAZA	10020
NEW YORK, NEW YORK	(Zip Code)
(Address of principal executive offices)
Investor Relations (212) 492-8920
(212) 492-1100
(Registrant’s telephone numbers, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 128,868,845 shares of common stock, $.001 par value outstanding at May 8, 2006.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seeks,” “plans” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant change in such critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “Company,” “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	March 31, 2006	(NOTE)
ASSETS
Real estate, net	$2,126,940	$1,754,493
Net investment in direct financing leases	459,497	440,415
Equity investments	102,048	185,055
Real estate under construction	1,699	—
Assets held for sale	146,017	13,873
Cash and cash equivalents	124,437	131,448
Marketable securities	11,099	11,323
Intangible assets, net	318,132	236,871
Funds in escrow	51,536	44,734
Other assets, net	60,930	38,289

Total assets	$3,402,335	$2,856,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$1,808,012	$1,469,149
Limited recourse mortgage notes payable on assets held for sale	81,462	7,831
Accrued interest	11,232	8,380
Due to affiliates	6,911	7,731
Accounts payable, accrued expenses and other liabilities	17,165	18,671
Prepaid and deferred rental income and security deposits	90,896	56,184
Deferred acquisition fees payable to affiliate	27,538	33,953
Distributions payable	20,668	20,460

Total liabilities	2,063,884	1,622,359

Minority interest in consolidated entities	300,168	198,942

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.001 par value; 240,000,000 shares authorized; 130,089,454 and 129,310,515 shares issued and outstanding at March 31, 2006 and December 31, 2005	130	129
Additional paid-in capital	1,186,386	1,178,700
Distributions in excess of accumulated earnings	(127,700)	(122,369)
Accumulated other comprehensive loss	(2,080)	(5,597)

	1,056,736	1,050,863
Less, treasury stock at cost, 2,037,438 and 1,751,690 shares at March 31, 2006 and December 31, 2005	(18,453)	(15,663)

Total shareholders’ equity	1,038,283	1,035,200

Total liabilities and shareholders’ equity	$3,402,335	$2,856,501

The accompanying notes are an integral part of these consolidated financial statements.
NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended March 31,
	2006	2005
REVENUES:
Rental income	$54,973	$41,615
Interest income from direct financing leases	10,044	6,442
Other operating income	463	492

	65,480	48,549

OPERATING EXPENSES:
Depreciation and amortization	(14,465)	(11,399)
Property expenses	(7,732)	(6,537)
General and administrative	(2,513)	(2,802)

	(24,710)	(20,738)

OTHER INCOME AND EXPENSES:
Income from equity investments	2,413	3,975
Other interest income	1,352	949
Minority interest in income	(7,271)	(3,659)
Gain (loss) on foreign currency transactions and other gains, net	271	(1,521)
Interest expense	(26,766)	(19,672)

	(30,001)	(19,928)

Income from continuing operations	10,769	7,883

DISCONTINUED OPERATIONS:
Income from operations of discontinued properties	1,718	363
Gain on sale of real estate, net	2,852	—
Impairment charge on asset held for sale	—	(610)

Income (loss) from discontinued operations	4,570	(247)

NET INCOME	$15,339	$7,636

BASIC EARNINGS PER SHARE:
Income from continuing operations	$.08	$.06
Income from discontinued operations	.04	—

Net Income	$.12	$.06

DIVIDENDS DECLARED PER SHARE	$.1614	$.1589

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	128,016,772	126,207,868

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2006	2005
Net income	$15,339	$7,636
Other comprehensive income:
Change in foreign currency translation adjustment	2,146	(2,163)
Change in unrealized depreciation of marketable securities	(127)	(317)
Unrealized gain on derivative instrument	1,498	233

	3,517	(2,247)

Comprehensive income	$18,856	$5,389

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands except share amounts)

	Three months ended March 31,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,339	$7,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	15,422	12,906
Equity income in excess of distributions received	(463)	(315)
Minority interest in income	7,271	3,659
Straight-line rent adjustments	944	(71)
Issuance of shares to affiliate in satisfaction of fees due	2,947	2,669
Impairment charge on real estate	—	610
Realized loss on foreign currency transactions, net	74	56
Unrealized (gain) loss on foreign currency transactions and warrants, net	(345)	1,465
Gain on sale of real estate, net	(2,852)	—
Changes in operating assets and liabilities, net	(962)	(2,332)

Net cash provided by operating activities	37,375	26,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments in excess of equity income	258	864
Acquisitions of real estate and equity investments and other capitalized costs (a)	(177,670)	(125,520)
Payment of deferred acquisition fees to an affiliate	(9,455)	(6,001)
Sales of securities	—	20,000
Increase in cash due to adoption of EITF 04-05	10,367	—
Proceeds from sale of real estate	17,357	—

Net cash used in investing activities	(159,143)	(110,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of costs	4,740	5,042
Distributions paid	(20,462)	(19,908)
Proceeds from mortgages	145,222	90,727
Scheduled mortgage principal payments	(6,432)	(5,864)
Prepayment of mortgage principal	(7,763)	—
Distributions paid to minority partners	(7,718)	(5,603)
Contributions from minority partners	9,869	11,528
Deferred financing costs and mortgage deposits, net of deposits refunded	235	(75)
Purchase of treasury stock	(2,790)	(1,682)

Net cash provided by financing activities	114,901	74,165

Effect of exchange rate changes on cash	(144)	(1,594)

Net decrease in cash and cash equivalents	(7,011)	(11,803)
Cash and cash equivalents, beginning of period	131,448	144,522

Cash and cash equivalents, end of period	$124,437	$132,719

(a)	The cost basis of real estate investments acquired during the three months ended March 31, 2006 and 2005 also includes deferred acquisition fees payable to W.P. Carey & Co. LLC (See Note 3) of $3,040 and $1,573, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally, primarily on a triple net basis. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2006, the Company’s portfolio consisted of 339 properties leased to 84 tenants and totaling more than 31 million square feet. The Company was formed in 2001 and is managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, the Company is not subject to federal income taxation as long as it satisfies certain requirements relating to the nature of the Company’s income, the level of the Company’s distributions and other factors.
Note 2. Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by generally accepted accounting principles in the United States of America for complete financial statements. All significant intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Principles of Consolidation
The accompanying consolidated financial statements include all accounts of the Company, and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All intercompany accounts and transactions have been eliminated in consolidation.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” “(FIN46(R))”. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
As a result of adopting the provisions of Emerging Issues Task Force Consensus on Issue No. 04-05, (“EITF 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” effective January 1, 2006, the Company now consolidates five limited partnerships and two limited liability companies with total assets of $576,673 and total liabilities of $378,484 at March 31, 2006 that were previously accounted for under the equity method of accounting.
Information about Geographic Areas
The Company has international investments in Belgium, Finland, France, Germany, Poland and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $18,715 and $15,175 for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, long-lived assets related to international investments were $1,042,589 and $824,513, respectively.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 7).
The Company has revised its consolidated statement of cash flows for the three months ended March 31, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Note 3. Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the “performance fee”) is subordinated to the performance criterion, a cumulative non-compounded distribution return of 6%. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. For 2006 and 2005, the advisor has elected to receive the performance fees through the issuance of restricted shares of common stock in the Company at net asset value.
In connection with the day-to-day operations, the advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $3,441 and $2,763 for the three months ended March 31, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company incurred personnel reimbursements of $973 and $925 for the three months ended March 31, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. For transactions that were completed during the three months ended March 31, 2006, current and deferred fees were $3,799 and $3,040, respectively. For transactions that were completed during the three months ended March 31, 2005, current and deferred fees were $1,965 and $1,573, respectively. An annual installment of deferred fees was paid to the advisor in January 2006.
The Company owns interests in limited partnerships and limited liability companies which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally owned by affiliates.
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses during the three months ended March 31, 2006 and 2005 were $279 and $179, respectively. The Company’s estimated current share of future annual minimum lease payments is $9,082 through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	March 31, 2006	December 31, 2005
Cost	$2,237,427	$1,832,767
Less: Accumulated depreciation	(110,487)	(78,274)

	$2,126,940	$1,754,493

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Note 5. Equity Investments
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
Summarized combined financial information of the equity investees is as follows:

	March 31, 2006	December 31, 2005
Assets (primarily real estate)	$304,246	$820,624
Liabilities (primarily mortgage notes payable)	(151,598)	(486,369)

Partners’ and members’ equity	$152,648	$334,255

Company’s share of equity investees’ net assets	$102,048	$185,055

	Three months ended March 31,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$10,476	$22,090
Expenses (primarily interest on mortgages and depreciation)	(4,031)	(11,122)

Net income	$6,445	$10,968

Company’s share of net income from equity investments	$2,413	$3,975

Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2006 - During the three months ended March 31, 2006, the Company and an affiliated CPA®REIT, through 75% and 25% interests, respectively, completed an investment in Poland at a total cost of $183,300, which is based upon the applicable exchange rate at the date of acquisition. In connection with this investment, $145,222, which is based upon the applicable exchange rate at the date of acquisition, in non-recourse mortgage financing was obtained. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements, effective July 2006 the Company will have an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
2005 - During the three months ended March 31, 2005, the Company and an affiliated CPA®REIT, through 60% and 40% interests, respectively, completed an investment in Finland, at a total cost of $113,514, which is based upon the applicable exchange rate at the date of acquisition. In connection with this investment, $84,663, which is based upon the applicable exchange rate at the date of acquisition, in limited recourse mortgage financing was obtained with an annual fixed interest rate of 4.6% and a 10 year term.
Real Estate Under Construction
2006 - During the three months ended March 31, 2006, the Company entered into a domestic build-to-suit project at a total cost of $14,660, based on current estimated construction costs. Costs incurred through March 31, 2006 of $1,699 in connection with this investment have been presented in the balance sheet as real estate under construction.
2005 - During the three months ended March 31, 2005, the Company entered into two domestic build-to-suit projects at a total cost of $9,386.
Note 7. Assets Held for Sale and Discontinued Operations
Assets Held for Sale
In March 2006, the Company and an affiliated CPA® REIT, which own 60% and 40% interests in a domestic property, respectively, entered into an agreement to sell the property for $208,000, inclusive of minority interest of $83,200. The Company expects to complete the sale during 2006 at which time a gain of approximately $44,000, net of an approximate $9,800 writeoff of unrecoverable receivables related to future stated rent increases, will be recognized, inclusive of minority interest of $17,600.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
Discontinued Operations
In March 2006, the Company completed the sale of a property in Miami, Florida to a third party for $17,357, net of costs. In connection with this sale the Company recognized a gain of $2,852.
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
In April 2005, the Company sold a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. for $19,419, net of selling costs. In connection with this sale, the Company recognized a loss of $10, excluding impairment charges totaling $5,610 previously recorded against the property, of which $610 was recorded during the three months ended March 31, 2005. Prior to the sale, the Company received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant in settlement of its remaining lease obligations. The former tenant also agreed to forfeit its $1,694 security deposit. Through March 31, 2006, Transworld has made periodic payments totaling $575 on the promissory note. The Company has fully reserved the remaining amounts due under the note.
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended March 31,
	2006	2005
Revenues (primarily rental revenues)	$3,749	$4,146
Expenses (primarily interest on mortgages, depreciation and property expenses)	(2,031)	(3,783)
Gain on sale of real estate, net	2,852	—
Impairment charge on asset held for sale	—	(610)

Income (loss) from discontinued operations	$4,570	$(247)

Note 8. Interest in Mortgage Loan Securitization
The Company is accounting for its subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity.
As of March 31, 2006, the fair value of the Company’s interest was $11,099, reflecting an unrealized loss of $273 and accumulated amortization of $626 ($97 for the three months ended March 31, 2006). The fair value of the Company’s interests in the CCMT mortgage securitization is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. At March 31, 2005, the fair value of the Company’s interest in CCMT was $11,733.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of March 31, 2006	1% Adverse change	2% Adverse change
Fair value of the interest in CCMT	$11,099	$10,645	$10,214
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 9. Derivative Instruments
From time to time, the Company may obtain variable rate mortgage loans and may enter into interest rate swap contracts with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. During 2006, the Company obtained a €120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition), and entered into two interest rate swap agreements which combined have a notional amount matching the debt balance to the outstanding balance

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
and a related term ending July 2016. The interest rate swap agreements do not become effictive until July 2006. An affiliate of the Company owns a 25% interest in this obligation. During 2004, the Company obtained a $23,171 variable rate mortgage loan and entered into an interest rate swap agreement, which has a notional amount of $20,867 at March 31, 2006 and a term ending February 2014. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The Company’s objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At March 31, 2006, the interest rate swaps had a fair value asset of $1,499 and a fair value liability of $529, and were included in other assets and other liabilities, respectively. At March 31, 2005, the sole interest rate swap had a fair value liability of $295 and was included in other liabilities. The change in net unrealized gain of $1,498 and $233 for the three months ended March 31, 2006 and 2005, respectively, for these cash flow hedges is included in accumulated other comprehensive income in shareholders’ equity.
Note 10. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $330,892, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
Intangibles are summarized as follows:

	March 31, 2006	December 31, 2005
Lease intangibles
In-place lease	$214,821	$157,737
Tenant relationship	41,344	29,474
Above-market rent	99,092	76,359
Less: accumulated amortization	(37,125)	(26,699)

	$318,132	$236,871

Below-market rent	$(24,365)	$(18,775)
Less: accumulated amortization	1,981	1,622

	$(22,384)	$(17,153)

Net amortization of intangibles was $5,519 and $4,348 for the three months ended March 31, 2006 and 2005, respectively. Based on the intangibles recorded through March 31, 2006, annual net amortization of intangibles for each of the next five years is expected to be $21,164.
Note 11. Commitments and Contingencies
As of March 31, 2006, the Company was not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder and those of the National Association of Securities Dealers, Inc. (“NASD”).
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
In response to the Enforcement Staff’s subpoenas and requests, the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”) and the Company), in addition to selling commissions and selected dealer fees.
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
The advisor, Carey Financial and the REITs, including the Company, are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue such an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If such an action is brought, it could have a material adverse effect on the advisor, Carey Financial and the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. In addition, any action brought against the advisor or Carey Financial could have an indirect material adverse effect on the Company because of the Company’s dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2006, our portfolio consisted of 339 properties leased to 84 tenants and totaling more than 31 million square feet. We were formed in 2001 and are managed by a wholly-owned subsidiary of W. P. Carey & Co. LLC (the “advisor”). As a REIT, we are not subject to federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
INVESTMENT ACTIVITY — During the three months ended March 31, 2006, we completed two investments, including entering into a build-to-suit project, at a total cost of $197,960, inclusive of minority interest of $45,825, and based upon projected construction costs and the applicable foreign exchange rate at the date of acquisition where appropriate. In connection with entering into these investments, we obtained non-recourse mortgage financing of €120,257 ($145,122, based upon the applicable foreign exchange rate at the date of acquisition), with a term of 10 years. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements effective July 2006, this financing will effectively bear interest at an annual fixed rate of 5%. Of the two investments made, one is in the U.S. with the other investment owning interests in multiple locations in Poland.
DISPOSITION — In March 2006, we completed the sale of a property in Miami, Florida to a third party for $17,357, net of costs, and recognized a gain of $2,852. We used $7,763 of the sale proceeds to satisfy an existing mortgage obligation on the property.
PROPOSED DISPOSITION — We own a 60% interest in a domestic property in which an affiliated CPA® REIT holds the remaining 40% interest. In March 2006, we and our affiliate entered into an agreement to sell the property for $208,000, inclusive of minority interest of $83,200. We expect to complete the sale during 2006 at which time a gain of approximately $44,000, net of an approximate $9,800 writeoff of unrecoverable receivables related to future stated rent increases, will be recognized, inclusive of minority interest of $17,600.
TENANT ACTIVITY — In January 2006, the advisor entered into a cooperation agreement with Starmark Holdings LLC (“Starmark”) (formerly the parent of Starmark Camhood LLC) covering 15 properties owned by us and certain of our affiliates and leased to Starmark under a master lease. This investment has a carrying value of $166,235, inclusive of minority interest of $93,091, as of March 31, 2006. Starmark accounted for lease revenues of $4,561 for the three months ended March 31, 2006, inclusive of minority interest of $2,554, and income from equity investment of $754 for the three months ended March 31, 2005. Under this co-operation agreement, the advisor, on behalf of ourselves and our affiliates, has agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants have been replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs we incurred in connection with transactions under the cooperation agreement. As part of this restructuring, we expect that we will experience a decrease in lease revenue. There can be no assurance that the effect on our lease revenue will not be material.
QUARTERLY DISTRIBUTION — In March 2006, our board of directors approved and increased the 2006 first quarter distribution to $.1614 per share payable in April 2006 to shareholders of record as of March 31, 2006.
Current trends include:
We continue to see increased competition for net leased properties as capital continues to flow into real estate, in general, and net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of increases in real estate prices by selectively disposing of properties.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2006, we benefited from the relative weakening of the U.S. dollar as compared to its strengthening during the comparable 2005 period.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive-related industries, of which one has recently filed a voluntary petition of bankruptcy. Tower, who has filed for bankruptcy protection, has not indicated whether it will affirm its lease. These five tenants accounted for lease revenues of $1,714 for the three months ended March 31, 2006 and have an aggregate carrying value of $51,144 as of March 31, 2006. Of these totals, Tower accounted for approximately $634 and $18,887 of first quarter 2006 lease revenues and carrying value at March 31, 2006, respectively. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our results of operations.
For the three months ended March 31, 2006, cash flows generated from operations and equity investments were sufficient to fund distributions paid to shareholders and minority partners and scheduled mortgage principal payments.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet its objectives of funding distributions to our shareholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flow, and to other non-cash charges such as depreciation and impairment charges. In evaluating cash flow from operations, management includes equity distributions that are included in investing activities to the extent that the distributions in excess of equity income are the result of non-cash charges such as depreciation and amortization. Management does not consider unrealized gains and losses resulting from short-term foreign currency fluctuations or derivative instruments when evaluating our ability to fund distributions. Management’s evaluation of our potential for generating cash flow includes an assessment of the long-term sustainability of our real estate portfolio.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
Rental income	$54,973	$41,615
Interest income from direct financing leases	10,044	6,442

	$65,017	$48,057

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
For the three months ended March 31, 2006 and 2005, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2006	2005
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a)	$7,135	$7,135
Starmark Holdings, LLC (b)	4,561	—
Carrefour France, SA. (a) (c)	3,898	4,207
True Value Company (b)	3,605	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (c) (d)	3,035	—
Thales S.A. (a) (c)	2,692	2,917
Advanced Micro Devices, Inc. (b)	2,302	—
Pohjola Non-Life Insurance Company (a) (c) (d)	1,825	1,938
TietoEnator plc. (a) (c)	1,708	1,839
Police Prefecture, French Government (c) (d)	1,491	—
Foster Wheeler, Inc.	1,425	1,318
Médica — France, SA (a) (c)	1,291	1,348
Information Resources, Inc. (a)	1,243	1,079
Life Time Fitness, Inc.	1,232	1,232
Compucom System (b)	1,016	—
Qualceram Shires plc. (c)	974	1,037
Other (a) (c)	25,584	24,007

	$65,017	$48,057

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $17,162 and $10,893 for the three months ended March 31, 2006 and 2005, respectively.

(b)	Interest in these investments have been consolidated as of January 2006. In January 2006, the advisor entered into a co-operation agreement with Starmark — see Current Developments section above.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired our interest in this investment during 2005.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2006	2005
Marriott International, Inc.	$2,729	$2,612
Petsmart, Inc.	649	623
Hologic, Inc	505	505
The Talaria Company (Hinckley) (a)	376	—
Del Monte Corporation	371	368
The Upper Deck Company	363	363
Builders FirstSource, Inc.	149	144
Starmark Holdings L.L.C. (b)	—	2,010
True Value Company (b)	—	1,809
Advanced Micro Devices, Inc. (b)	—	871
Compucom Systems, Inc (b)	—	352
Actuant Corporation (b) (c)	—	194

	$5,142	$9,851

(a)	We acquired our interest in this investment during 2005, subsequent to the first quarter.

(b)	Interest in this investment has been consolidated as of January 2006.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
RESULTS OF OPERATIONS
The presentation of results of operations for the three months ended March 31, 2006 were affected by our adoption of Emerging Issues Task Force Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate five limited partnerships and two limited liability companies, related to five tenants, that were previously accounted for as equity investments (see charts above). This adoption had a significant impact on lease revenues, depreciation and amortization, income from equity investments, minority interest in income and interest expense (as described below).
Lease Revenues
For the three months ended March 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $16,960, primarily due to $13,332 resulting from our adoption of EITF 04-05; $3,193 from new leases entered into during 2005 and 2006; $894 from the completion of several build-to-suit projects during 2005 and $842 from rent increases at several properties. These increases were partially offset by a decrease of $1,346 resulting from fluctuations in average foreign currency exchange rates as compared to the comparable prior year period. Our net leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
The following significant lease activity occurred during the three months ended March 31, 2006:
-	Initial annual rent from an investment completed in the three months ended March 31, 2006 approximates $12,808, inclusive of minority interest based on the exchange rate at the date of acquisition.
Depreciation and Amortization
For the three months ended March 31, 2006 and 2005, depreciation and amortization increased $3,066, primarily as the result of our adoption of EITF 04-05 and to a lesser extent investments completed in 2005 and the three months ended March 31, 2006.
Property Expenses
For the three months ended March 31, 2006 and 2005, property expenses increased of $1,195, primarily due to an increase of $1,356 in asset management and performance fees resulting from increases in property values as reflected in the annual third party valuation of our portfolio as of December 31, 2005. This increase was partially offset by a decrease in real estate tax expense.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2006 and 2005, income from equity investments decreased by $1,562, primarily due to a $2,030 decrease related to our adoption of EITF 04-05. This decrease was partially offset by a $214 increase related to equity investments acquired during 2005 and $115 from rent increases at several properties.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended March 31, 2006 and 2005, minority interest in income increased $3,612, of which $3,145 relates to our adoption of EITF 04-05 and $471 relates to investments acquired during 2005 and 2006.
Gain (Loss) on Foreign Currency Transactions and Other Gains, Net
For the three months ended March 31, 2006, we recognized a net gain on foreign currency transactions of $271 as compared to a net loss of $1,521 in the comparable prior year quarter. The gain is primarily due to the relative weakening of the U.S. dollar in the current three

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
month period, as compared with its strengthening during the comparable period in 2005. Such gains result primarily from the repayment and translation of intercompany subordinated debt.
Interest Expense
For the three months ended March 31, 2006 and 2005, interest expense increased by $7,094, primarily due to a $5,515 increase from our adoption of EITF 04-05 and $1,756 of interest expense from mortgages obtained on properties acquired and build-to-suit projects completed in 2005.
Income (Loss) from Discontinued Operations
Income from discontinued operations of $4,570 for the three months ended March 31, 2006 primarily represents the results of operations from a property currently held for sale and a gain of $2,852 recognized on the sale of a property in Miami, Florida in March 2006. The loss from discontinued operations of $247 for the comparable prior year quarter reflects carrying costs at several properties which we disposed of in 2005, including an impairment charge of $610 at one of the properties. These costs were partially offset by the results of operations from a property currently held for sale.
Net Income
For the three months ended March 31, 2006 and 2005, net income increased by $7,703, primarily due to an increase of $1,792 in net gains on foreign currency transactions and an increase of $4,817 in income from discontinued operations, which includes the effect of recognizing a gain of $2,852 on the sale of real estate and the recognition of an impairment charge of $610 in 2005. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $124,437 as of March 31, 2006, a decrease of $7,011 from the December 31, 2005 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund distributions to shareholders and minority interest partners. During the three months ended March 31, 2006, cash flows from operations and equity investments of $37,633 were sufficient to pay distributions to shareholders of $20,462, meet scheduled mortgage principal installments of $6,432 and distribute $7,718 to minority interest partners.
Annual operating cash flow is expected to increase as a result of recent investment activity. An investment completed in 2006 is expected to provide annual cash flow of approximately $3,467, subject to fluctuations in foreign currency exchange rates. Scheduled rent increases at existing properties, most of which are based on increases in the CPI, should also contribute to increased operating cash flow.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and the purchase and sale of short-term investments and marketable securities which we intend to convert to cash. We used $175,971 for an investment in Poland and incurred $1,699 of capitalized costs primarily related to a build-to-suit project that is expected to be completed during 2007. The annual installment of deferred acquisition fees was paid in January 2006 and totaled $9,455. Our cash balances increased by $10,367 as a result of our adoption of EITF 04-05. In March 2006, we sold a property in Miami, Florida and received proceeds of $17,357, net of costs.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we also used $2,790 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. In connection with obtaining limited recourse mortgage financing on an investment in Poland, we received mortgage proceeds of $145,222 and received a contribution of $9,869 from the minority

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
partner. In connection with the sale of a property in Miami, Florida, we paid off a mortgage for $7,763. We also received $4,740 from the issuance of stock, net of costs.
Currently, the majority of our mortgages are limited recourse and bear interest at fixed rates. Accordingly, our cash flow should not be adversely affected by increases in interest rates. However, financings on future investments will likely bear higher rates of interest.
Cash Resources
As of March 31, 2006, we had $124,437 in cash and cash equivalents which will primarily be used for future real estate investments and may be used for working capital needs, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $57,086 as of March 31, 2006 and any proceeds may be used to finance future real estate purchases and for working capital needs.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until January 2009), paying distributions to shareholders and minority partners, funding a build-to-suit commitment on a project that we currently project will total $13,775 as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flows from operations and distributions from operations of equity investments in excess of equity income are expected to be sufficient to meet operating cash flow objectives during the next twelve months. Accordingly, we expect to have sufficient cash flow to continue funding distributions to our shareholders. Distributions are determined based in part upon our long-term projections of cash flow.
Other Matters
We have foreign operations in Europe and may recognize transaction gains and losses from our foreign operations. We are subject to foreign currency exchange rate risk from the effects of changes in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the given local currencies. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency exchange rates.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2006 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

		Less than 1				More than 5
	Total	year		1-3 years	3-5 years	years
Mortgage notes payable — Principal	$1,889,474	$103,098	(1)	$143,389	$190,099	$1,452,888
Mortgage notes payable — Interest (2)	743,174	93,653		178,301	163,689	307,531
Deferred acquisition fees due to affiliate — Principal	27,538	10,802		13,877	2,859	—
Deferred acquisition fees due to affiliate — Interest	3,379	1,652		1,510	217	—
Subordinated disposition fees (3)	1,273	—		—	—	1,273
Build-to-suit commitments (4)	13,775	13,775		—	—	—
Operating leases (5)	9,082	474		1,715	1,746	5,147

	$2,687,695	$223,454		$338,792	$358,610	$1,766,839

(1)	Includes $68,073, of which our share is $40,844, related to mortgage debt on a property in Finland. These amounts are subject to fluctuation in foreign currency exchange rates. In accordance with the loan agreement, we have an obligation to complete certain non-monetary actions within a specified period of time that have not been completed as of March 31, 2006. As a result of not completing this obligation, an event of default has occurred. We are working to complete this obligation and have received a waiver from the lender providing for an extension to complete the obligation by May 31, 2006. We expect to complete this obligation by May 31, 2006, however; in the event that we are unable to complete this obligation by May 31, 2006, the lender may call the remaining obligation on this loan at any time.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)

(2)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of March 31, 2006.

(3)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(4)	Represents remaining build-to-suit commitment for a property in La Vista, Nebraska where estimated total construction costs are currently projected to total approximately $14,660, of which $885 was funded as of March 31, 2006.

(5)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2006.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We own marketable securities through our ownership interest in the Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2006, our interest in CCMT had a fair value of $11,099. As of March 31, 2006, warrants issued to us by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and had an aggregate fair value of $535.
At March 31, 2006, the majority of our long-term debt either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of March 31, 2006 ranged from 4.45% to 11.15%. The annual interest rates on the variable rate debt as of March 31, 2006 ranged from 5.02% to 6.90%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$92,509	$34,310	$37,539	$153,368	$66,792	$1,338,867	$1,723,385	$1,688,852
Weighted average interest rate	5.50%	6.34%	6.12%	7.16%	6.52%	6.20%
Variable rate debt	$1,363	$2,628	$2,804	$2,959	$3,103	$153,232	$166,089	$166,089
Included in variable rate debt are variable rate obligations with a balance at March 31, 2006 of $166,089 (based on the exchange rate at March 31, 2006) that have been converted to fixed rate obligations through interest rate swap agreements for which the related cash flow is therefore not affected by changes in interest rates. The interest rate swaps have a net fair value asset of $970 as of March 31, 2006. A change in interest rates of 1% would impact the fair value of our fixed rate debt at March 31, 2006 by approximately $81,470.
Foreign Currency Exchange Rate Risk
We have foreign operations in France, Germany, Ireland, Belgium, Finland, Poland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding quarter were conducted in the Euro and the Pound Sterling (U.K.). For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized a net foreign currency translation gain of $271 and loss of $1,521 for the three months ended March 31, 2006 and 2005, respectively. Such net gains and losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained limited recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the fluctuations in revenue, and, to some extent mitigate the risk from changes in foreign currency exchange rates.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 4. — CONTROLS AND PROCEDURES
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management, including our Chief Executive Officer and acting Chief Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and regulations.
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of March 31, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the first quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART II
(in thousands, except share and per share amounts)
ITEM 1. — LEGAL PROCEEDINGS
Refer to Note 11, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the three months ended March 31, 2006, 280,614 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $10.50 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

	Total number	Average	Total number of	Maximum number (or
	of	price	shares purchased as	approximate dollar value) of
	shares	paid per	part of publicly announced	shares that may yet be purchased
Period	purchased (1)	share	plans or programs (1)	under the plans or programs (1)
January 1, 2006 - January 31, 2006	—	—	N/A	N/A
February 1, 2006 - February 28, 2006	—	—	N/A	N/A
March 1, 2006 - March 31, 2006	285,748	$9.76	N/A	N/A

Total	285,748

(1)	All shares were purchased pursuant to the Company’s redemption plan which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. — EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Date 5/15/2006	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 5/15/2006	By:	/s/ Claude Fernandez
Claude Fernandez
Managing Director and Chief Accounting Officer (Principal Accounting Officer)