Form 10-Q
period 2006-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2006-08-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Registrant has 128,866,512 shares of common stock, $.001 par value outstanding at August 7, 2006.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
INDEX

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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands except share and per share amounts)

		December 31, 2005
	June 30, 2006	(NOTE)
ASSETS
Real estate, net	$2,134,137	$1,754,493
Net investment in direct financing leases	467,928	440,415
Equity investments	102,417	185,055
Real estate under construction	2,038	—
Assets held for sale	—	13,873
Cash and cash equivalents	185,395	131,448
Marketable securities	10,905	11,323
Intangible assets, net	294,136	236,871
Funds in escrow	57,212	44,734
Other assets, net	53,460	38,289

Total assets	$3,307,628	$2,856,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$1,830,804	$1,469,149
Limited recourse mortgage notes payable on assets held for sale	—	7,831
Accrued interest	11,338	8,380
Due to affiliates	9,498	7,731
Accounts payable, accrued expenses and other liabilities	14,889	18,671
Prepaid and deferred rental income and security deposits	82,891	56,184
Deferred acquisition fees payable to affiliate	27,538	33,953
Distributions payable	20,799	20,460

Total liabilities	1,997,757	1,622,359

Minority interest in consolidated entities	260,538	198,942

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $.001 par value; 240,000,000 shares authorized; 130,906,381 and 129,310,515 shares issued and outstanding, respectively	131	129
Additional paid-in capital	1,194,742	1,178,700
Distributions in excess of accumulated earnings	(126,006)	(122,369)
Accumulated other comprehensive income (loss)	6,728	(5,597)

	1,075,595	1,050,863
Less, treasury stock at cost, 2,833,562 and 1,751,690 shares, respectively	(26,262)	(15,663)

Total shareholders’ equity	1,049,333	1,035,200

Total liabilities and shareholders’ equity	$3,307,628	$2,856,501

The accompanying notes are an integral part of these consolidated financial statements.
NOTE: The balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$59,107	$40,976	$114,080	$82,417
Interest income from direct financing leases	10,366	7,189	20,410	13,631
Other operating income	1,851	1,254	2,188	1,746

	71,324	49,419	136,678	97,794

OPERATING EXPENSES:
Depreciation and amortization	(15,608)	(11,294)	(30,053)	(22,667)
Property expenses	(8,943)	(7,248)	(16,703)	(13,697)
General and administrative	(2,759)	(2,261)	(5,272)	(5,060)
Impairment charge	(27,593)	—	(27,593)	—

	(54,903)	(20,803)	(79,621)	(41,424)

OTHER INCOME AND EXPENSES:
Income from equity investments	1,781	3,965	4,194	7,940
Other interest income	1,562	1,095	2,914	2,043
Minority interest in loss (income)	4,310	(2,815)	(2,276)	(5,816)
Gain (loss) on foreign currency transactions and other gains, net	1,091	(1,862)	1,365	(3,381)
Interest expense	(28,644)	(19,653)	(55,115)	(39,153)

	(19,900)	(19,270)	(48,918)	(38,367)

(Loss) income from continuing operations	(3,479)	9,346	8,139	18,003

DISCONTINUED OPERATIONS:
(Loss) income from operations of discontinued properties	(644)	2,640	910	2,887
Gain (loss) on sale of real estate, net	42,426	(10)	45,278	(10)
Impairment charge on asset held for sale	—	—	—	(610)
Minority interest in income	(15,810)	(633)	(16,495)	(1,291)

Income from discontinued operations	25,972	1,997	29,693	976

NET INCOME	$22,493	$11,343	$37,832	$18,979

BASIC EARNINGS PER SHARE:
(Loss) income from continuing operations	$(.03)	$.07	$.06	$.14
Income from discontinued operations	.20	.02	.23	.01

Net income	$.17	$.09	$.29	$.15

DIVIDENDS DECLARED PER SHARE	$.1624	$.1594	$.3238	$.3183

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	128,573,708	126,678,873	128,296,778	126,443,370

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$22,493	$11,343	$37,832	$18,979
Other comprehensive income:
Change in foreign currency translation adjustment	5,883	(6,184)	8,029	(8,347)
Change in unrealized (loss) gain on marketable securities	(98)	162	(225)	(155)
Unrealized gain (loss) on derivative instrument	3,023	(747)	4,521	(514)

	8,808	(6,769)	12,325	(9,016)

Comprehensive income	$31,301	$4,574	$50,157	$9,963

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands except share amounts)

	Six months ended June 30,
	2006	2005 (Revised)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,832	$18,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	31,782	25,700
Equity income in excess of distributions received	(1,109)	(982)
Minority interest in income	18,771	7,107
Straight-line rent adjustments	3,020	255
Issuance of shares to affiliate in satisfaction of fees due	6,387	5,432
Impairment charge	27,593	610
Realized loss on foreign currency transactions, net	(145)	58
Unrealized loss on foreign currency transactions and warrants, net	(1,220)	3,161
Gain on sale of real estate, net	(45,278)	10
Changes in operating assets and liabilities, net	(4,707)	(222)

Net cash provided by operating activities	72,926	60,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments in excess of equity income	534	1,806
Acquisitions of real estate and equity investments and other capitalized costs (a)	(181,606)	(286,440)
Payment of deferred acquisition fees to an affiliate	(9,455)	(6,001)
Proceeds from sales of securities	—	20,000
Increase in cash due to consolidation of certain ventures	8,181	—
Proceeds from sale of real estate	217,081	19,759

Net cash provided by (used in) investing activities	34,735	(250,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock, net of costs	9,657	10,171
Proceeds from mortgages	145,222	210,361
Scheduled mortgage principal payments	(15,468)	(11,563)
Prepayment of mortgage principal	(89,226)	—
Loan from affiliate	84,000	—
Repayment of loan to affiliate	(84,000)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(314)	—
Distributions paid	(41,130)	(39,960)
Distributions paid to minority partners	(63,641)	(9,407)
Contributions from minority partners	9,869	23,528
Purchase of treasury stock	(10,599)	(5,920)

Net cash (used in) provided by financing activities	(55,630)	177,210

Effect of exchange rate changes on cash	1,916	(4,946)

Net increase (decrease) in cash and cash equivalents	53,947	(18,504)
Cash and cash equivalents, beginning of period	131,448	144,522

Cash and cash equivalents, end of period	$185,395	$126,018

(a)	The cost basis of real estate investments acquired during the six months ended June 30, 2006 and 2005 also includes deferred acquisition fees payable to W.P. Carey & Co. LLC (See Note 3) of $3,039 and $4,234, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2006, the Company’s portfolio consisted of 338 properties leased to 83 tenants and totaling approximately 30.9 million square feet. The Company was formed in 2001 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of the Company’s income, the level of the Company’s distributions and other factors.
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
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e. at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
As a result of adopting the provisions of Emerging Issues Task Force Consensus on Issue No. 04-05, (“EITF 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” effective January 1, 2006, the Company now consolidates five limited partnerships and two limited liability companies with total assets of $440,777 and total liabilities of $294,739 at June 30, 2006 that were previously accounted for under the equity method of accounting.
Information about International Geographic Areas
The Company has international investments in Belgium, Finland, France, Germany, Poland and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $23,019 and $15,228 for the three months ended June 30, 2006 and 2005, respectively, and lease revenues of $41,733 and $30,403 for the six months ended June

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, long-lived assets related to international investments were $1,074,142 and $824,513, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 7).
The Company has revised its consolidated statement of cash flows for the six months ended June 30, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The provisions of FAS 155 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FAS 155 on its consolidated financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company as of the beginning of its 2007 fiscal year. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
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
In connection with the day-to-day operations, the advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $3,592 and $2,791 for the three months ended June 30, 2006 and 2005, respectively, and $7,033 and $5,554 for the six months ended June 30, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company incurred personnel reimbursements of $936 and $956 for the three months ended June 30, 2006 and 2005, respectively and $1,909 and $1,881 for the six months ended June 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. For transactions that were completed during the six months ended June 30, 2006, current and deferred fees were $3,799 and $3,040, respectively. For transactions that were completed during the six months ended June 30, 2005, current and deferred fees were $5,292 and $4,234, respectively. An annual installment of $9,455 in deferred fees was paid to the advisor in January 2006.

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
The Company is a participant in an agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $272 and $312 during the three months ended June 30, 2006 and 2005, respectively, and were $551 and $491 during the six months ended June 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments is $811 through 2016.
In connection with the sale of a property in June 2006, the Company borrowed $84,000 from its advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. The Company incurred interest expense of $18 in connection with this borrowing.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	June 30, 2006	December 31, 2005
Cost	$2,256,785	$1,832,767
Less: Accumulated depreciation	(122,648)	(78,274)

	$2,134,137	$1,754,493

As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with net real estate assets of $357,550 at June 30, 2006 that were previously accounted for under the equity method of accounting.
Note 5. Equity Investments
The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc.; Builders FirstSource, Inc.; True Value Company; Hologic, Inc., Marriott International, Inc., The Upper Deck Co., Del Monte Corporation and The Talaria Company (doing business as The Hinckley Company).
Summarized combined financial information of the equity investees is as follows:

	June 30, 2006	December 31, 2005
Assets (primarily real estate)	$362,306	$820,624
Liabilities (primarily mortgage notes payable)	(184,884)	(486,369)

Partners’ and members’ equity	$177,422	$334,255

Company’s share of equity investees’ net assets	$102,417	$185,055

	Six months ended June 30,
	2006	2005
Revenues (primarily rental income and interest income from direct financing leases)	$20,363	$44,488
Expenses (primarily interest on mortgages and depreciation)	(9,139)	(22,536)

Net income	$11,224	$21,952

Company’s share of net income from equity investments	$4,194	$7,940

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies that were previously accounted for under the equity method of accounting, and had a carrying value of $83,214 at December 31, 2005.
Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2006 —During the six months ended June 30, 2006, the Company and an affiliate, through 75% and 25% interests, respectively, completed an investment in Poland at a total cost of $183,300, which is based upon the applicable exchange rate at the date of acquisition and is inclusive of minority interest. In connection with this investment, $145,222, which is based upon the applicable exchange rate at the date of acquisition and is inclusive of minority interest, in non-recourse mortgage financing was obtained. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements, effective July 2006 the Company will have an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
2005 — During the six months ended June 30, 2005, the Company completed two investments (one in Germany and one in Finland), at a total cost of $267,878, which is based upon the applicable exchange rate at the date of acquisition and is inclusive of minority interest. In connection with these investments, $191,029, which is based upon the applicable exchange rate at the date of acquisition and is inclusive of minority interest, in non-recourse mortgage financing was obtained with a weighted average annual fixed interest rate and term of 4.6% and 10 years.
Equity Investments Acquired
2006 — During the six months ended June 30, 2006, the Company did not complete any equity investments.
2005 — During the six months ended June 30, 2005, the Company, together with an affiliate, completed a domestic equity investment where the Company’s ownership interest is 30%. The Company is accounting for this investment under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in this investment is $17,496 and $10,500, respectively. The limited recourse mortgage financing has an annual fixed interest rate of 6.26% and a 20 year term.
Real Estate Under Construction
2006 — During the six months ended June 30, 2006, the Company entered into a domestic build-to-suit project at a total estimated cost of $14,660, based on current estimated construction costs. Costs incurred through June 30, 2006 of $2,038 in connection with this investment have been presented in the balance sheet as real estate under construction.
2005 — During the six months ended June 30, 2005, the Company entered into two domestic build-to-suit projects at a total estimated cost of $9,386.
Note 7. Discontinued Operations
Discontinued Operations
2006 — In June 2006, a joint venture in which the Company and an affiliate hold 60% and 40% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $40,622, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,249 and $4,101, respectively). In connection with the sale, the venture also repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
In June 2006, the Company completed the sale of a property in Rotherham, England for $5,097, net of selling costs, and recognized a gain of $1,804 (both amounts are based on the applicable exchange rate at the date of sale).

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
In March 2006, the Company completed the sale of a property in Miami, Florida to a third party for $17,357, net of selling costs. In connection with this sale, the Company recognized a gain of $2,852.
2005 — Included in income from discontinued operations for the three and six months ended June 30, 2005 are the following properties which were sold during 2005.
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
In April 2005, the Company sold a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. for $19,419, net of selling costs. In connection with this sale, the Company recognized a loss of $10, excluding impairment charges totaling $5,610 previously recorded against the property, of which $610 was recorded during the three months ended March 31, 2005. Prior to the sale, the Company received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant in settlement of its remaining lease obligations. The former tenant also agreed to forfeit its $1,694 security deposit. Through June 30, 2006, Transworld has made periodic payments totaling $850 on the promissory note. The Company has fully reserved the remaining amounts due under the note.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues)	$3,585	$7,253	$7,459	$11,574
Expenses (primarily interest on mortgages including mortgage prepayment penalty, depreciation and property expenses)	(4,229)	(4,613)	(6,549)	(8,687)
Gain (loss) on sale of real estate, net	42,426	(10)	45,278	(10)
Impairment charge on asset held for sale	—	—	—	(610)
Minority interest in income	(15,810)	(633)	(16,495)	(1,291)

Income from discontinued operations	$25,972	$1,997	$29,693	$976

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
As of June 30, 2006, the fair value of the Company’s interest was $10,905, reflecting an unrealized loss of $372 and accumulated amortization of $723 ($194 for the six months ended June 30, 2006). The fair value of the Company’s interests in the CCMT mortgage securitization is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. At June 30, 2005, the fair value of the Company’s interest in CCMT was $11,796.
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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)

	Fair value as of
	June 30, 2006	1% Adverse change	2% Adverse change
Fair value of the interest in CCMT	$10,905	$10,469	$10,057
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 9. Derivative Instruments
From time to time, the Company may obtain variable rate mortgage loans and may enter into interest rate swap contracts with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. During 2006, the Company obtained a €120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition), and entered into two interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements became effective in July 2006. An affiliate of the Company owns a 25% interest in this obligation. During 2004, the Company obtained a $23,171 variable rate mortgage loan and entered into an interest rate swap agreement, which has a notional amount of $21,680 at June 30, 2006 and a term ending February 2014. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The Company’s objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At June 30, 2006, the interest rate swaps had a fair value asset of $4,989 and a fair value liability of $101, and were included in other assets and other liabilities, respectively. At June 30, 2005, the sole interest rate swap had a fair value liability of $1,042 and was included in other liabilities. The change in net unrealized gain (loss) of $3,023 and ($747) for the three months ended June 30, 2006 and 2005, respectively, and of $4,521 and ($514) for the six months ended June 30, 2006 and 2005, respectively, for these cash flow hedges is included in accumulated other comprehensive income in shareholders’ equity.
Note 10. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $309,427, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
Intangibles are summarized as follows:

	June 30, 2006	December 31, 2005
Lease intangibles
In-place lease	$198,356	$157,737
Tenant relationship	36,321	29,474
Above-market rent	99,478	76,359
Less: accumulated amortization	(40,019)	(26,699)

	$294,136	$236,871

Below-market rent	$(24,728)	$(18,775)
Less: accumulated amortization	2,318	1,622

	$(22,410)	$(17,153)

Net amortization of intangibles, including the effect of foreign currency translation, was $5,907 and $4,267 for the three months ended June 30, 2006 and 2005, respectively, and $11,426 and $8,615 for the six months ended June 30, 2006 and 2005, respectively. Based on the intangibles recorded through June 30, 2006, annual net amortization of intangibles for each of the next five years is expected to be $23,548.
As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with net intangible assets of $37,630 at June 30, 2006 that were previously accounted for under the equity method of accounting.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
In connection with the restructuring of a master lease agreement with Starmark Holdings LLC, (“Starmark Holdings”) the Company has written off intangible assets totaling $21,271, of which $16,272 relates to in-place lease intangible assets and $4,999 relates to tenant relationship intangible assets. Of the total intangible assets written off, $18,678 relates to a limited liability company that was consolidated beginning in 2006 under the provisions of EITF 04-05 (See Note 12).
Note 11. Commitments and Contingencies
As of June 30, 2006, the Company was not involved in any material litigation.
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
Note 12. Impairment Charges
In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings covering 15 properties owned by a venture between the Company and certain of its affiliates and leased to Starmark Holdings under a master lease agreement. The Company owns a 44% interest and is the managing member in a venture which owns these properties and, therefore, consolidates the investment on its financial statements pursuant to its adoption of EITF 04-05 on January 1, 2006. The Company also leases two wholly-owned properties to Starmark Holdings under a separate master lease agreement. The aggregate carrying value of these investments as of June 30, 2006 and December 31, 2005 was as follows:

	June 30, 2006	December 31, 2005
Real estate, net	$164,344	$24,307
Equity investments	—	31,244

	$164,344	$55,551

Under the terms of the restructuring, the master lease agreement between the venture and Starmark Holdings will be terminated and ten properties will be re-leased among three new tenants unaffiliated with Starmark Holdings. In addition, four properties under the master lease agreement will be sold to one of the new tenants, the proceeds of which will be retained by the tenant as a lease inducement relating to six of the properties, and one property will be held for use by the venture. Upon termination of the master lease agreement, the venture expects to retain security deposits and prepaid rent totaling approximately $7,600 in cash and a lease termination payment, which is currently estimated to range between $6,500 and $10,500. The amount and timing of the receipt of the lease termination payment is contingent upon the net proceeds Starmark Holdings expects to receive from the disposition of certain of its assets. The security deposit, prepaid rent and lease termination payment will be recognized as income upon termination of the master lease agreement, which is currently anticipated to occur during 2006. In connection with this restructuring, the venture defeased/repaid the existing debt of approximately $101,100 in July 2006 and expects to obtain new limited recourse financing of approximately $105,000 on the properties that will be re-leased. The venture expects to incur prepayment penalties and related debt defeasance costs totaling approximately $10,800 during the quarter ending September 30, 2006 and currently anticipates obtaining new financing during 2006.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands except share and per share amounts)
As a result of approving the restructuring plan, the Company incurred impairment charges totaling $27,593 during the three months ended June 30, 2006 comprised of $21,271 to write off intangible assets on properties leased to Starmark Holdings and $6,322 to reduce the carrying value of the four properties to be sold to their estimated fair values.
The amounts stated above are inclusive of minority interest. The minority venture partners will be allocated their share of the net income effects of the termination revenue and the defeasance/repayment costs of the existing debt in the periods described.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2006, our portfolio consisted of 338 properties leased to 83 tenants and totaling approximately 30.9 million square feet. We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
DISPOSITION ACTIVITY — In June 2006, a joint venture in which we and an affiliate hold 60% and 40% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $40,622, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,249 and $4,101, respectively). In connection with the sale, the venture also repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
In June 2006, we completed the sale of a property in Rotherham, England for $5,097, net of selling costs, and recognized a gain of $1,804 (both amounts are based on the applicable exchange rate at the date of sale).
TENANT ACTIVITY — In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings LLC (“Starmark Holdings”) covering 15 properties owned by a venture between ourselves and certain of our affiliates and leased to Starmark Holdings under a master lease agreement. We own a 44% interest and are the managing member in a venture which owns these properties and, therefore, consolidate the investment on our financial statements pursuant to our adoption of EITF 04-05 on January 1, 2006. We also lease two wholly-owned properties to Starmark Holdings under a separate master lease agreement.
Under the terms of the restructuring, the master lease agreement between the venture and Starmark Holdings will be terminated and ten properties will be re-leased among three new tenants unaffiliated with Starmark Holdings. In addition, four properties under the master lease agreement will be sold to one of the new tenants, the proceeds of which will be retained by the tenant as a lease inducement relating to six of the properties, and one property will be held for use by the venture. Upon termination of the master lease agreement, the venture expects to retain security deposits and prepaid rent totaling approximately $7,600 in cash and a lease termination payment, which is currently estimated to range between $6,500 and $10,500. The amount and timing of the receipt of the lease termination payment is contingent upon the net proceeds Starmark Holdings expects to receive from the disposition of certain of its assets. The security deposit, prepaid rent and lease termination payment will be recognized as income upon termination of the master lease agreement, which is currently anticipated to occur during 2006. In connection with this restructuring, the venture

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
defeased/repaid the existing debt of approximately $101,100 in July 2006 and expects to obtain new limited recourse financing of approximately $105,000 on the properties that will be re-leased. The venture expects to incur prepayment penalties and related debt defeasance costs totaling approximately $10,800 during the quarter ending September 30, 2006 and currently anticipates obtaining new financing during 2006.
As a result of approving the restructuring plan, we incurred impairment charges totaling $27,593 during the three months ended June 30, 2006 comprised of $21,271 to write off intangible assets on properties leased to Starmark Holdings and $6,322 to reduce the carrying value of the four properties to be sold to their estimated fair values.
The amounts stated above are inclusive of minority interest. The minority venture partners will be allocated their share of the net income effects of the termination revenue and the defeasance/repayment costs of the existing debt.
QUARTERLY DISTRIBUTION — In June 2006, our board of directors approved and increased the 2006 second quarter distribution to $.1624 per share payable in July 2006 to shareholders of record as of June 30, 2006.
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
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies. We benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Although the U.S. dollar has weakened since December 31, 2005, our results of operations have been negatively impacted by the strengthening of the average exchange rate of the U.S. dollar as compared to the comparable period in 2005.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive-related industries, of which one, Tower Automotive, is operating under bankruptcy protection. Tower has not indicated whether it will affirm its lease. These five tenants accounted for lease revenues of $3,494 for the six months ended June 30, 2006 and have an aggregate carrying value of $51,174 as of June 30, 2006. Of these totals, Tower accounted for approximately $1,268 of lease revenues for the six months ended June 30, 2006 and $18,751 of carrying value at June 30, 2006. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends could have an adverse impact on our results of operations.
For the six months ended June 30, 2006, distributions paid to shareholders and minority partners and scheduled mortgage principal payments were substantially funded by cash flows generated from operations, equity investments and proceeds from the sale of real estate. Existing cash and cash equivalent reserves were used to fund the difference.
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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended June 30,
	2006	2005
Rental income	$114,080	$82,417
Interest income from direct financing leases	20,410	13,631

	$134,490	$96,048

For the six months ended June 30, 2006 and 2005, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
	2006	2005
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a)	$14,271	$14,271
Starmark Holdings, LLC (g)	10,438	1,316
Carrefour France, SA. (a) (c)	7,972	8,248
True Value Company (b)	7,223	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (c) (d)	6,202	554
Thales S.A. (a) (c)	5,504	5,719
Advanced Micro Devices, Inc. (b)	4,605	—
Universal Technical Institute	4,037	3,769
Pohjola Non-Life Insurance Company (a) (c) (d)	3,732	3,835
OBI A.G. (a) (c) (e)	3,501	—
TietoEnator plc. (a) (c)	3,492	3,605
Police Prefecture, French Government (a) (c) (d)	3,049	—
Foster Wheeler, Inc. (f)	2,850	2,636
Médica — France, SA (a) (c)	2,639	2,642
Information Resources, Inc. (a) (f)	2,486	2,157
Life Time Fitness, Inc.	2,464	2,464
Compucom System (b)	2,033	—
Other (a) (c)	47,992	44,832

	$134,490	$96,048

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $36,642 and $21,723 for the six months ended June 30, 2006 and 2005, respectively.

(b)	Interest in these investments have been consolidated as of January 2006.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	We acquired our interest in this investment during 2005.

(e)	We acquired our interest in this investment during 2006.

(f)	Increase is due to rent increase in 2005.

(g)	Increase is due to consolidation of additional properties leased to Starmark Holdings beginning January 2006. In June 2006, the advisor entered into an agreement to restructure the lease with Starmark Holdings — see Current Developments and Trends section above.
We recognize income from equity investments of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. Our share of net lease revenues in the following lease obligations is as follows:

\

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)

	Six months ended June 30,
	2006	2005
Marriott International, Inc.	$4,799	$4,688
Petsmart, Inc.	1,272	1,246
Hologic, Inc	1,010	1,010
The Talaria Company (Hinckley)(a)	752	232
Del Monte Corporation	741	739
The Upper Deck Company	762	726
Builders FirstSource, Inc.	298	288
Starmark Holdings L.L.C.(b)	—	3,993
True Value Company (b)	—	3,618
Advanced Micro Devices, Inc.(b)	—	1,742
Compucom Systems, Inc (b)	—	731
Actuant Corporation (b)(c)	—	384

	$9,634	$19,397

(a)	We acquired our interest in this investment during 2005.

(b)	Interest in this investment has been consolidated as of January 2006.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.
RESULTS OF OPERATIONS
The presentation of results of operations for the six months ended June 30, 2006 were affected by our adoption of Emerging Issues Task Force Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate five limited partnerships and two limited liability companies, related to five tenants, that were previously accounted for as equity investments (see charts above). This adoption had a significant impact on lease revenues, depreciation and amortization, income from equity investments, minority interest in income and interest expense (as described below).
Lease Revenues
For the three months ended June 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $21,308, primarily due to $13,450 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; $6,062 from new leases entered into during 2005 and 2006; $1,076 from rent increases at several existing properties and $867 from the completion of several build-to-suit projects during 2005. These increases were partially offset by a decrease of $161 resulting from fluctuations in average foreign currency exchange rates as compared to the comparable prior year period.
For the six months ended June 30, 2006 and 2005, lease revenues increased by $38,442, primarily due to the same factors described above. Increases of $23,733 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; $12,199 from new leases entered into during 2005 and 2006; $2,087 from the completion of several build-to-suit projects during 2005 and $1,745 from rent increases at several properties were partially offset by a decrease of $1,254 resulting from fluctuations in average foreign currency exchange rates as compared to the comparable prior year period.
The following significant lease activity occurred during the six months ended June 30, 2006:
—	Initial annual rent from a property acquired in the six months ended June 30, 2006 approximates $12,808, inclusive of minority interest, based on the exchange rate at the date of acquisition.
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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Depreciation and Amortization
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, depreciation and amortization increased $4,314 and $7,386, respectively, primarily resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; and to a lesser extent investments acquired in 2005 and 2006.
Property Expenses
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, property expenses increased $1,695 and $3,006, respectively, primarily due to an increase of $1,600 and $2,957, respectively, in asset management and performance fees resulting from increases in property values as reflected in the annual third party valuation of our portfolio as of December 31, 2005 as well as the acquisition of properties in 2005 and 2006.
Impairment Charge
During the three and six months ended June 30, 2006, we recognized an impairment charge of $27,593 in connection with entering into a plan to restructure a master lease agreement with Starmark Holdings (see Current Developments and Trends above). No impairment charge was recognized during the three and six months ended June 30, 2005.
Income from Equity Investments
Income from equity investments represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, income from equity investments decreased by $2,184 and $3,746, respectively, resulting primarily from the consolidation of entities pursuant to our adoption of EITF 04-05.
Minority Interest in Loss (Income)
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in loss (income) represents the proportionate share of net loss/income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended June 30, 2006, we recognized minority interest in loss of $4,310 as compared to minority interest in income of $2,815 for the comparable 2005 period. For the six months ended June 30, 2006 and 2005, minority interest in income decreased $3,540. These variances result primarily from the consolidation of entities pursuant to our adoption of EITF 04-05; which includes our minority interest partners’ pro rata share of the Starmark Holdings impairment charge, and to a lesser extent, investments acquired in 2005 and 2006.
Gain (Loss) on Foreign Currency Transactions and Other Gains, Net
We recognized net gains on foreign currency transactions and other gains of $1,091 and $1,365 for the three and six months ended June 30, 2006 as compared to losses of $1,862 and $3,381 for the comparable three and six months ended June 30, 2005, respectively. These increases resulted primarily from the relative weakening of the U.S. dollar in the current year as compared with its strengthening during the comparable periods in 2005. Such gains result primarily from the repayment and translation of intercompany subordinated debt.
Interest Expense
For the three months ended June 30, 2006 and 2005, interest expense increased by $8,991, primarily due to a $5,590 increase resulting from the consolidation of entities pursuant to our adoption of EITF 04-05 and $2,906 of interest expense from mortgages obtained on properties acquired and build-to-suit projects completed in 2005 and 2006.
For the six months ended June 30, 2006 and 2005, interest expense increased $15,962, primarily due to a $11,589 increase resulting from the consolidation of entities pursuant to our adoption of EITF 04-05 and $4,653 of interest expense from mortgages obtained on

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
properties acquired and build-to-suit projects completed in 2005 and 2006. These increases were partially offset by a reduction in interest expense resulting from making scheduled mortgage principal payments.
Discontinued Operations
For the three and six months ended June 30, 2006, we earned income from discontinued operations of $25,972 and $29,693, respectively, primarily due to a gain on the sale of our New York property of $40,622, of which $16,249 is attributable to the minority partners’ interest, and to a lesser extent, a gain on the sale of a property in the United Kingdom.
For the three months ended June 30, 2005, we earned income from discontinued operations of $1,997 primarily due to income from the operations of discontinued properties. For the six months ended June 30, 2005, we earned income from discontinued operations of $976 primarily due to income from the operations of discontinued properties of $2,887, which was partially offset by an impairment charge of $610.
Net Income
For the three and six months ended June 30, 2006 as compared to the comparable 2005 periods, net income increased by $11,150 and $18,853, respectively. These increases primarily reflect the recognition of gains on sale totaling $42,426 and $45,278 for the three and six month periods ended June 30, 2006, which were partially offset by impairment charges totaling $27,593 recognized in the same periods.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $185,395 as of June 30, 2006, an increase of $53,947 from the December 31, 2005 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases (including equity investments) to meet operating expenses, service debt and fund distributions to shareholders and minority interest partners. During the six months ended June 30, 2006, distributions paid to shareholders of $41,130, scheduled mortgage principal installments of $15,468 and net distributions paid to minority interest partners of $53,772 were partially funded by cash flows generated from operations and equity investments of $73,460. Existing cash and cash equivalent resources and the proceeds from the sale of real estate in June 2006 were used to fund the difference of $36,910, which primarily relates to the distribution to a minority partner of proceeds from the New York property sale.
The expected increase in annual operating cash flow resulting from our first quarter acquisition and scheduled rent increases at existing properties, most of which are based on increases in the CPI, is expected to be offset by the disposition of properties during our second quarter.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and the purchase and sale of short-term investments and marketable securities which we intend to convert to cash. We used $178,214 for an investment in Poland and incurred $3,392 of capitalized costs primarily related to a build-to-suit project that is expected to be completed during 2007. The annual installment of deferred acquisition fees was paid in January 2006 and totaled $9,455. Our cash balances increased by $8,181 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05. For the six months ended June 30, 2006, we received proceeds of $217,081, net of selling costs from the sale of real estate.
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments, paying distributions to shareholders and minority partners, we also used $10,599 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. In connection with the sales of real estate, we paid off mortgages totaling $89,226, primarily related to the sale of our New York property. In connection with the New York property sale, we obtained a loan from our advisor of $84,000 to fund the mortgage payoff and used sale proceeds to repay this loan. In connection with an investment in Poland

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
in our first quarter of 2006, we received mortgage proceeds of $145,222 and received a contribution of $9,869 from the minority partner. During the six months ended June 30, 2006, we also received $9,657 from the issuance of stock, net of costs.
Cash Resources
As of June 30, 2006, we had $185,395 in cash and cash equivalents which will primarily be used for future real estate investments and may be used for working capital needs, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $60,602 as of June 30, 2006 and any proceeds may be used to finance future real estate purchases and for working capital needs.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until January 2009), paying distributions to shareholders and minority partners, funding a build-to-suit commitment as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. Based on the projected increase in operating cash flows as described above, cash flows from operations and distributions from operations of equity investments in excess of equity income are expected to be sufficient to meet operating cash flow objectives during the next twelve months. Accordingly, we expect to have sufficient cash flow to continue funding distributions to our shareholders. Distributions are determined based in part upon our long-term projections of cash flow.
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2006 and 2005, respectively.

	June 30,
	2006	2005
Balance:
Fixed rate	$1,658,192	$1,420,980
Variable rate (1)	172,612	31,371

Total	$1,830,804	$1,452,351

Percent of total debt:
Fixed rate	91%	98%
Variable rate (1)	9%	2%

Total	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.10%	6.05%
Variable rate (1)	5.25%	5.93%

(1)	Currently, all of our mortgages are limited recourse and either bear interest at fixed rates or have been converted to fixed rate obligations through interest rate swap agreements. Accordingly, our cash flow should not be adversely affected by increases in interest rates. However, financings on future investments will likely bear higher rates of interest.

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
In accordance with a loan agreement, we had an obligation to complete certain non-monetary actions within a specified period of time that were not completed and as a result, an event of default occurred as of March 31, 2006. During the second quarter of 2006, we completed all of our obligations in this respect and remedied the default.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2006 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years

Mortgage notes payable — Principal	$1,830,804	$137,278	$161,210	$163,640	$1,368,676
Mortgage notes payable — Interest (1)	741,068	93,374	185,311	170,490	291,893
Deferred acquisition fees due to affiliate — Principal	27,538	10,802	13,877	2,859	—
Deferred acquisition fees due to affiliate — Interest	3,379	1,652	1,510	217	—
Subordinated disposition fees (2)	3,249	—	—	—	3,249
Build-to-suit commitments (3)	12,815	12,815	—	—	—
Operating leases (4)	8,244	479	1,587	1,620	4,558

	$2,627,097	$256,400	$363,495	$338,826	$1,668,376

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of June 30, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents remaining build-to-suit commitment for a property in La Vista, Nebraska where estimated total construction costs are currently projected to total approximately $14,660, of which $1,845 was funded as of June 30, 2006.

(4)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2006.

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
We own marketable securities through our ownership interest in the Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2006, our interest in CCMT had a fair value of $10,905. As of June 30, 2006, warrants issued to us by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and had an aggregate fair value of $657.
At June 30, 2006, the majority of our long-term debt either bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of June 30, 2006 ranged from 4.45% to 11.15%. The annual interest rates on the variable rate debt as of June 30, 2006 ranged from 5.02% to 6.89%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$119,036	$31,613	$34,772	$150,461	$63,784	$1,258,526	$1,658,192	$1,780,924
Weighted average interest rate	7.15%	6.05%	6.02%	7.16%	6.48%	5.85%
Variable rate debt	$1,314	$2,733	$2,917	$3,078	$3,228	$159,342	$172,612	$172,612
All of our variable debt obligations have been converted to fixed rate obligations through interest rate swap agreements for which the related cash flow is therefore not affected by changes in interest rates. The interest rate swaps have a net fair value asset of $4,888 as of June 30, 2006. A change in interest rates of 1% would impact the fair value of our fixed rate debt at June 30, 2006 by approximately $89,204.
Foreign Currency Exchange Rate Risk
We have foreign operations in France, Germany, Ireland, Belgium, Finland, Poland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding quarter were conducted in the Euro and the Pound Sterling (U.K.). For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized a net foreign currency translation gain of $1,258 and loss of $3,280 for the six months ended June 30, 2006 and 2005, respectively. Such net gains and losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of June 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the second quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART II
(in thousands, except share and per share amounts)
ITEM 1. — LEGAL PROCEEDINGS
Refer to Note 11, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the three months ended June 30, 2006, 327,698 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $10.50 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
(c)	Issuer Purchases of Equity Securities

	Total number	Average	Total number of	Maximum number (or
	of	price	shares purchased as	approximate dollar value) of
	shares	paid per	part of publicly announced	shares that may yet be purchased
2006	purchased (1)	share	plans or programs (1)	under the plans or programs (1)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	796,124	$9.81	N/A	N/A

Total	796,124

(1)	All shares were purchased pursuant to the Company’s redemption plan which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
An annual shareholders’ meeting was held on June 8, 2006, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Trevor P. Bond	66,004,810	65,945,918	58,892
William P. Carey	66,004,810	65,912,862	91,948
Gordon F. DuGan	66,004,810	65,930,685	74,125
Elizabeth P. Munson	66,004,810	65,963,375	41,435
James D. Price	66,004,810	65,939,645	65,165
ITEM 6. — EXHIBITS
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

8/14/2006 Date	By:	/s/ Mark J. DeCesaris Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

8/14/2006 Date	By:	/s/ Claude Fernandez Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)