Form 10-Q
period 2006-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2006-11-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Registrant has 128,883,228 shares of common stock, $.001 par value outstanding at November 7, 2006.

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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2006	December 31, 2005
		(NOTE)
ASSETS
Real estate, net	$2,111,580	$1,754,493
Net investment in direct financing leases	471,979	440,415
Equity investments in real estate	102,406	185,055
Real estate under construction	6,454	—
Assets held for sale	11,449	13,873
Cash and cash equivalents	148,925	131,448
Marketable securities	11,064	11,323
Intangible assets, net	289,140	236,871
Funds in escrow	50,615	44,734
Other assets, net	62,990	38,289

Total assets	$3,266,602	$2,856,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Limited recourse mortgage notes payable	$1,741,063	$1,469,149
Limited recourse mortgage notes payable on assets held for sale	—	7,831
Accrued interest	11,225	8,380
Accounts payable, accrued expenses and other liabilities	18,413	18,671
Due to affiliates	10,164	7,731
Deferred acquisition fees payable to affiliate	27,538	33,953
Prepaid and deferred rental income and security deposits	90,506	56,184
Distributions payable	20,916	20,460

Total liabilities	1,919,825	1,622,359

Minority interest in consolidated entities	315,299	198,942

Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 131,738,086 and 129,310,515 shares issued and outstanding, respectively	132	129
Additional paid-in capital	1,203,220	1,178,700
Distributions in excess of accumulated earnings	(141,626)	(122,369)
Accumulated other comprehensive income (loss)	4,752	(5,597)

	1,066,478	1,050,863
Less, treasury stock at cost, 3,734,447 and 1,751,690 shares, respectively	(35,000)	(15,663)

Total shareholders’ equity	1,031,478	1,035,200

Total liabilities and shareholders’ equity	$3,266,602	$2,856,501

NOTE: The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$58,172	$40,603	$170,581	$122,372
Interest income from direct financing leases	10,474	9,430	30,884	23,061
Other operating income	2,173	3,623	4,361	5,394

	70,819	53,656	205,826	150,827

OPERATING EXPENSES:
Depreciation and amortization	(15,424)	(11,219)	(45,149)	(33,769)
Property expenses	(10,242)	(10,202)	(26,925)	(23,898)
General and administrative	(2,424)	(3,118)	(7,647)	(8,165)
Impairment charge	—	—	(18,957)	—

	(28,090)	(24,539)	(98,678)	(65,832)

OTHER INCOME AND EXPENSES:
Income from equity investments in real estate	1,783	3,803	5,977	11,743
Other interest income	1,980	1,086	4,893	3,129
Minority interest in income	(1,064)	(3,167)	(7,809)	(8,860)
Gain (loss) on foreign currency transactions and other gains, net	643	542	2,008	(2,839)
Interest expense	(41,432)	(20,812)	(96,211)	(59,965)

	(38,090)	(18,548)	(91,142)	(56,792)

Income from continuing operations	4,639	10,569	16,006	28,203

DISCONTINUED OPERATIONS:
Income from operations of discontinued properties	657	267	2,484	3,646
(Loss) gain on sale of real estate	—	(1,120)	45,278	(1,130)
Impairment charge on asset held for sale	—	(600)	(8,614)	(1,210)
Minority interest in income	—	(701)	(12,026)	(2,115)

Income (loss) from discontinued operations	657	(2,154)	27,122	(809)

NET INCOME	$5,296	$8,415	$43,128	$27,394

BASIC EARNINGS PER SHARE:
Income from continuing operations	$0.04	$0.08	$0.13	$0.22
Income (loss) from discontinued operations	0.01	(0.01)	0.21	—

Net income	$0.05	$0.07	$0.34	$0.22

DISTRIBUTIONS DECLARED PER SHARE	$0.1634	$0.1599	$0.4872	$0.4782

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	128,731,438	127,211,696	128,439,979	126,702,677

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$5,296	$8,415	$43,128	$27,394
Other comprehensive income:
Change in foreign currency translation adjustment	1,269	(389)	9,298	(8,736)
Change in unrealized gain (loss) on marketable securities	218	(169)	(7)	(324)
Unrealized loss (gain) on derivative instrument	(3,463)	210	1,058	(304)

	(1,976)	(348)	10,349	(9,364)

Comprehensive income	$3,320	$8,067	$53,477	$18,030

The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands, except share amounts)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,128	$27,394

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization including intangible assets and deferred financing costs	47,935	39,775
Equity income in real estate in excess of distributions received	(1,376)	(683)
Minority interest in income	19,835	10,975
Straight-line rent adjustments	592	(2,028)
Issuance of shares to affiliate in satisfaction of fees due	9,979	8,224
Impairment charge	27,571	1,210
Realized gain on foreign currency transactions, net	(419)	(244)
Unrealized (gain) loss on foreign currency transactions and warrants, net	(1,589)	3,488
(Gain) loss on sale of real estate, net	(45,278)	1,130
Funds released from escrow and restricted cash	11,770	—
Settlement proceeds assigned to lender	—	(506)
Change in operating assets and liabilities, net	(632)	10,149

Net cash provided by operating activities	111,516	98,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from equity investments in real estate in excess of equity income	811	2,235
Acquisitions of real estate and equity investments in real estate and other capitalized costs (a)	(185,462)	(304,026)
Payment of deferred acquisition fees to an affiliate	(9,455)	(6,001)
Proceeds from sale of securities	—	20,000
Increase in cash due to consolidation of certain ventures	8,181	—
Proceeds from sale of real estate and equipment	217,081	19,759

Net cash provided by (used in) investing activities	31,156	(268,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(61,929)	(60,169)
Distributions to minority interest partners	(67,712)	(14,946)
Contributions from minority interest partners	67,101	23,784
Proceeds from mortgages	170,222	213,286
Prepayment of mortgage principal	(205,883)	—
Scheduled payments of mortgage principal	(22,467)	(19,856)
Deferred financing costs and mortgage deposits, net of deposits refunded	(214)	(53)
Loan from affiliate	84,000	—
Repayment of loan to affiliate	(84,000)	—
Proceeds from issuance of shares, net of costs	14,544	15,181
Purchase of treasury stock	(19,337)	(9,315)

Net cash (used in) provided by financing activities	(125,675)	147,912

Effect of exchange rate changes on cash	480	(3,751)

Net increase (decrease) in cash and cash equivalents	17,477	(24,988)
Cash and cash equivalents, beginning of period	131,448	144,522

Cash and cash equivalents, end of period	$148,925	$119,534

(a)	The cost basis of real estate investments acquired during the nine months ended September 30, 2006 and 2005 also includes deferred acquisition fees payable to W.P. Carey & Co. LLC of $3,040 and $5,170, respectively (See Note 3).
The accompanying notes are an integral part of these consolidated financial statements.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of September 30, 2006, the Company’s portfolio consisted of 333 properties leased to 84 tenants and totaling approximately 30.6 million square feet. The Company was formed in 2001 and is managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, the Company is not subject to U.S. federal income taxation as long as it satisfies certain requirements relating to the nature of the Company’s income, the level of the Company’s distributions and other factors.
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
As a result of adopting the provisions of Emerging Issues Task Force Consensus on Issue No. 04-05, (“EITF 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” effective January 1, 2006, the Company now consolidates five limited partnerships and two limited liability companies with total assets of $428,628 and total liabilities of $190,375 at September 30, 2006 that were previously accounted for under the equity method of accounting.
Information about International Geographic Areas
The Company has international investments in Belgium, Finland, France, Germany, Poland and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $23,315 and $16,756 for the three months ended September 30, 2006 and 2005, respectively; and lease revenues of $65,048 and $46,064 for the nine months ended September 30, 2006 and 2005. As of September 30, 2006 and December 31, 2005, long-lived assets related to international investments were $1,080,265 and $824,513, respectively.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to current period financial statement presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (see Note 7).
The Company has revised its consolidated statement of cash flows for the nine months ended September 30, 2005 to present the operating portion of the cash flows attributable to our discontinued operations on a combined basis.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the iron-curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company does not believe that the adoption of SAB 108 will have a material impact on the Company’s financial position or results of operations.
Note 3. Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, financing, purchase and disposition of property, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
provides that the advisor will receive an asset management fee. The fee is 1% of average invested assets as defined in the advisory agreement, 1/2 of which (the “performance fee”) is subordinated to the performance criterion, a cumulative non-compounded distribution return of 6% per annum. Effective in 2005, the advisory agreement was amended to allow the advisor to elect to receive restricted common stock for any fees due from the Company. For 2006 and 2005, the advisor has elected to receive the performance fees through the issuance of restricted shares of common stock in the Company.
In connection with the day-to-day operations, the advisor is also reimbursed for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred base asset management fees of $3,460 and $2,967 for the three months ended September 30, 2006 and 2005, respectively, and $10,493 and $8,522 for the nine months ended September 30, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the accompanying consolidated financial statements. The Company incurred personnel reimbursements of $976 and $929 for the three months ended September 30, 2006 and 2005, respectively and $2,885 and $2,810 for the nine months ended September 30, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
Fees are payable to the advisor for services provided to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Such deferred fees are only payable if the performance criterion is met. The unpaid portion of the deferred fees bears interest at an annual rate of 6% from the date of purchase until paid. For transactions that were completed during the nine months ended September 30, 2006, current and deferred fees were $3,799 and $3,040, respectively. For transactions that were acquired during the nine months ended September 30, 2005, current and deferred fees were $6,643 and $5,170, respectively. An annual installment of $9,455 in deferred fees was paid to the advisor in January 2006. Fees are also payable to the advisor for services provided by the Company in connection with the disposition of investments. Such fees totaled $3,549 as of September 30, 2006.
The Company owns interests in limited partnerships and limited liability companies which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally owned by affiliates.
The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement, the Company’s share of rental, occupancy and leasehold improvement costs is based on gross revenues. Expenses incurred were $268 and $283 during the three months ended September 30, 2006 and 2005, respectively, and were $819 and $774 during the nine months ended September 30, 2006 and 2005, respectively. The Company’s estimated current share of future annual minimum lease payments is $905 through 2016.
In connection with the sale of a property in June 2006, the Company borrowed $84,000 from its advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. The Company incurred interest expense of $18 in connection with this borrowing.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for under the operating method is summarized as follows:

	September 30, 2006	December 31, 2005
Cost	$2,244,719	$1,832,767
Less: Accumulated depreciation	(133,139)	(78,274)

	$2,111,580	$1,754,493

As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with net real estate assets of $372,114 at September 30, 2006 that were previously accounted for under the equity method of accounting.
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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Pursuant to the terms of the restructuring, the master lease agreement was amended to remove certain properties as a result of transactions completed during the three months ended September 30, 2006. During this period, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark Holdings, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark Holdings were transferred to Life Time in exchange for the Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The venture has transferred title to the Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transer of the four properties as the venture recognized impairment charges totaling $6,300 during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to Life Time of $2,322 and through the release of security deposits and prepaid rent from Starmark Holdings totaling $7,678 (inclusive of minority interest of $1,300 and $4,300, respectively). The $20,000 of improvements (inclusive of minority interest of $11,200) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Cash amounts totaling $7,678 were released to the venture during the three months ended September 30, 2006; however, pursuant to the terms of an agreement between the venture and Starmark Holdings, Starmark Holdings retains certain rights to draw upon these amounts in order to fund their operations, and as a result, these amounts have been recorded as a liability until the contingency is released.
During the three months ended September 30, 2006, an additional property was re-leased to Town Sports International Holdings Inc., a second new tenant unaffiliated with Starmark Holdings, on terms similar to the original lease with Starmark Holdings. Six remaining properties are currently leased to Starmark Holdings. The Company is continuing to evaluate various alternatives for these six remaining properties. During the current three month period, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072, inclusive of minority interest of $56,480 and $5,640, respectively. The venture expects to obtain new limited recourse financing of at least $80,000 on the properties it has retained, inclusive of minority interest of $44,800.
The Company recognized impairment charges totaling $27,571 during the nine months ended September 30, 2006, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $18,957 is included in income from continuing operations and $2,314 is included in income from discontinued operations, and the impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values.
The amounts above are inclusive of minority interest. The minority venture partners will be allocated their share of the net income impact of the termination revenue and the defeasance/repayment costs of the existing debt in the periods described.
Note 5. Equity Investments in Real Estate
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
Summarized combined financial information of the equity investees is as follows:

	September 30, 2006	December 31, 2005
Assets (primarily real estate)	$361,517	$820,624
Liabilities (primarily mortgage notes payable)	(181,725)	(486,369)

Partners’ and members’ equity	$179,792	$334,255

Company’s share of equity investees’ net assets	$102,406	$185,055

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)

	Nine months ended September 30,
	2006	2005
Revenue (primarily rental income and interest income from direct financing leases)	$32,652	$68,770
Expenses (primarily interest on mortgages and depreciation)	(13,683)	(36,062)

Net income	$18,969	$32,708

Company’s share of net income from equity investments in real estate	$5,977	$11,743

As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies that were previously accounted for under the equity method of accounting, and had a carrying value of $83,214 at December 31, 2005.
Note 6. Acquisitions of Real Estate-Related Investments
Real Estate and Real Estate Under Construction Acquired
2006 — During the nine months ended September 30, 2006, the Company and an affiliate, through 75% and 25% interests in a venture, respectively, acquired an investment in Poland at a total cost of $183,300, which is based upon the applicable exchange rate at the date of acquisition and is inclusive of minority interest. In connection with this investment, the Company and its affiliate obtained $145,222 of non-recourse mortgage financing, based upon the applicable exchange rate at the date of acquisition and inclusive of minority interest. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements, the Company has an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
In addition, during the nine months ended September 30, 2006, the Company entered into a build-to-suit commitment to expand an existing property at a total estimated construction cost of $14,660. Costs incurred through September 30, 2006 of $6,454 in connection with this investment have been presented in the accompanying consolidated balance sheet as real estate under construction. During the three months ended September 30, 2006, the Company refinanced the existing limited recourse mortgage obligation of $15,800 for $25,000 at an annual interest rate of 6.56% for a 20-year term. The Company incurred a prepayment penalty of $3,546 in connection with prepaying the previous mortgage, which is included in interest expense in the three and nine-month periods ended September 30, 2006.
2005 — During the nine months ended September 30, 2005, the Company acquired four investments, including two expansions at existing properties, at a total cost of $288,056, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments $202,529 in limited recourse mortgage financing was obtained with a weighted average interest rate and term of approximately 4.7% and 10.3 years, respectively.
Equity Investments Acquired
2006 — During the nine months ended September 30, 2006, the Company did not acquire any equity investments.
2005 — During the nine months ended September 30, 2005, the Company, together with an affiliate, also acquired two equity investments, in entities where the Company’s ownership interests are 50% or less. The Company is accounting for these investments under the equity method of accounting as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $70,820 and $49,793, respectively. The weighted average interest rate and term of the limited recourse mortgage financing are approximately 4.8% and 12.1 years, respectively.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
Note 7. Assets Held for Sale and Discontinued Operations
Assets Held for Sale
In September 2006, the Company entered into a contract to sell property in Peoria, Illinois for $17,400; however, in October 2006, the buyer exercised its right to terminate the contract. The Company subsequently entered into a new contract to sell the property for $16,500.
Included in the Company’s operating assets and liabilities in the accompanying consolidated balance sheet as of September 30, 2006 are assets of $970 and liabilities of $558 related to the Company’s assets held for sale.
Discontinued Operations
2006 — In July 2006, in connection with a lease restructuring with Starmark Holdings, the Company re-leased six properties formerly leased to Starmark Holdings to a new tenant. The Company simultaneously transferred four properties formerly leased to Starmark Holdings to the new tenant in exchange for the tenant’s commitment to use $10,000 (inclusive of minority interest of $5,600) to fund a portion of certain improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The Company has accounted for the transfer of the four properties as a sale, as title was transferred to the new tenant and the Company has no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as the Company recognized impairment charges totaling $6,300 (inclusive of minority interest of $3,528) during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. As a result of this transaction, the Company has reclassified the operations of these properties as discontinued operations (see Note 4).
In June 2006, a venture in which the Company and an affiliate hold 60% and 40% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $40,622, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,249 and $4,101, respectively). In connection with the sale, the venture also repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
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
2005 — Included in income from discontinued operations for the three and nine months ended September 30, 2005 are the following properties which were sold during 2005.
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
In November 2005, the Company entered into a deed-in-lieu transaction with the lender of limited recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, the Company transferred the property to the lender in return for release from the outstanding debt obligation and recorded a charge on extinguishment of debt of $363. The Company had previously recognized impairment charges totaling $24,600 against this property, of which $600 was recorded during the nine months ended September 30, 2005. In addition, during the nine months ended September 30, 2005, the Company sold certain equipment at this property and recorded a loss of $1,120.
In April 2005, the Company sold a vacant property in Miami, Florida formerly leased to Transworld Center, Inc. for $19,419, net of selling costs. In connection with this sale, the Company recognized a loss of $10, excluding impairment charges totaling $5,610 previously recorded against the property, of which $610 was recorded during the three months ended March 31, 2005. Prior to the sale, the Company received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
in settlement of its remaining lease obligations. The former tenant also agreed to forfeit its $1,694 security deposit. Through September 30, 2006, Transworld has made periodic payments totaling $1,075 on the promissory note. The Company has fully reserved the remaining amounts due under the note.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairments and gain or loss on sales of real estate for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues (primarily rental revenues):	$681	$4,945	$9,790	$17,144
Expenses (primarily interest on mortgages including mortgage prepayment penalty, depreciation and property expenses):	(24)	(4,678)	(7,306)	(13,498)
(Loss) gain on sale of real estate, net	—	(1,120)	45,278	(1,130)
Impairment charge on asset held for sale	—	(600)	(8,614)	(1,210)
Minority interest in income	—	(701)	(12,026)	(2,115)

Income (loss) from discontinued operations	$657	$(2,154)	$27,122	$(809)

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
As of September 30, 2006, the fair value of the Company’s interest was $11,027, reflecting an unrealized loss of $154 and accumulated amortization of $819 ($290 for the nine months ended September 30, 2006). The fair value of the Company’s interests in the CCMT mortgage securitization is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. At September 30, 2005, the fair value of the Company’s interest in CCMT was $11,529.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the Company’s interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	September 30, 2006	change	change
Fair value of the Company’s interest in CCMT	$11,027	$10,595	$10,185
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 9. Derivative Instruments
From time to time, the Company may obtain variable rate mortgage loans and may enter into interest rate swap contracts with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. During 2006, the Company obtained a €120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition), and entered into two interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements became effective in July 2006. An affiliate of the Company owns a 25% interest in this venture. During 2004, the Company obtained a $23,171 variable rate mortgage loan and entered into an interest rate swap agreement, which has a notional amount of $22,234 at September 30, 2006 and a term ending February 2014. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The Company’s objective in using derivatives is to limit its exposure to interest rate movements. To accomplish this objective, the Company has used interest rate swaps as part of its cash flow hedging strategy. At September 30, 2006,

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
the interest rate swaps had a fair value asset of $838 and a fair value liability of $550, and were included in other assets and other liabilities, respectively. At September 30, 2005, the sole interest rate swap had a fair value liability of $833 and was included in other liabilities. The change in net unrealized gain (loss) of $3,463 and $(210) for the three months ended September 30, 2006 and 2005, respectively, and of $1,058 and $(304) for the nine months ended September 30, 2006 and 2005, respectively, for these cash flow hedges is included in other comprehensive income in shareholders’ equity.
Note 10. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $310,406, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
Intangibles are summarized as follows:

	September 30, 2006	December 31, 2005
Lease intangibles
In-place lease	$199,206	$157,737
Tenant relationship	36,440	29,474
Above-market rent	99,593	76,359
Less: accumulated amortization	(46,099)	(26,699)

	$289,140	$236,871

Below-market rent	$(24,833)	$(18,775)
Less: accumulated amortization	2,634	1,622

	$(22,199)	$(17,153)

Net amortization of intangibles, including the effect of foreign currency translation, was $5,573 and $5,004 for the three months ended September 30, 2006 and 2005, respectively, and $16,999 and $13,619 for the nine months ended September 30, 2006 and 2005, respectively. Based on the intangibles recorded through September 30, 2006, annual net amortization of intangibles for each of the next five years is expected to be $22,529.
As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with net intangible assets of $8,954 at September 30, 2006 that were previously accounted for under the equity method of accounting.
In connection with the restructuring of a master lease agreement with Starmark Holdings LLC, (“Starmark Holdings”) the Company has written off intangible assets totaling $21,271 (inclusive of minority interest of $10,460). During the three months ended September 30, 2006, six properties under the master lease agreement were re-leased to a new tenant unaffiliated with Starmark Holdings and four properties were transferred to this tenant as a lease inducement. In connection with the transfer, the Company reclassified the results of operations of these properties as discontinued operations (See Note 7). Of the total intangible assets written off, $16,272 relates to in-place lease intangible assets, of which $14,456 is included in income from continuing operations and $1,816 is included in income from discontinued operations, and $4,999 relates to tenant relationship intangible assets of which $4,501 is included in income from continuing operations and $498 is included in income from discontinued operations. Of the total intangible assets written off, $18,678 relates to a limited liability company that was consolidated beginning in 2006 under the provisions of EITF 04-05 (See Note 4).
Note 11. Commitments and Contingencies
As of September 30, 2006, the Company was not involved in any material litigation.
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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share amounts)
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
NOTE 12. Subsequent Event
In November 2006, the Company, together with an affiliate, through a venture in which the Company and the affiliate each own 50% interests, respectively, acquired property in Michigan for approximately $24,415. In connection with this acquisition, the venture obtained limited recourse mortgage financing of $13,700 at a fixed annual interest rate of 6.03% for a 10-year term. The Company’s proportionate share of cost in this investment and financing obtained is approximately $12,207 and $6,850, respectively.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2006.
EXECUTIVE OVERVIEW
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of September 30, 2006, our portfolio consisted of 333 properties leased to 84 tenants and totaling approximately 30.6 million square feet. We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Current developments include:
PROPOSED DISPOSITION ACTIVITY — In September 2006, we entered into a contract to sell property in Peoria, Illinois for $17,400; however, in October 2006, the buyer exercised its right to terminate the contract. We subsequently entered into a new contract to sell the property for $16,500.
FINANCING ACTIVITY — In August 2006, we refinanced a limited recourse mortgage of $15,800 for $25,000 in connection with an expansion project at an existing property. The new financing has a fixed annual interest rate of 6.56% and matures in September 2026. We incurred a prepayment penalty of $3,546 in connection with prepaying the previous mortgage.
TENANT ACTIVITY — In June 2006, the advisor’s asset operating committee approved a plan to restructure a master lease agreement with Starmark Holdings covering 15 properties owned by a venture between us and certain of our affiliates and leased to Starmark Holdings under a master lease agreement. We own a 44% interest and are the managing member in a venture which owns these properties and, therefore, consolidate the investment on our financial statements pursuant to our adoption of EITF 04-05 on January 1, 2006. We also lease two wholly-owned properties to Starmark Holdings under a separate master lease agreement.
Pursuant to the terms of the restructuring, the master lease agreement was amended to remove certain properties as a result of transactions completed during the three months ended September 30, 2006. During this period, six properties under the master lease agreement were re-leased to a new tenant unaffiliated with Starmark Holdings and the new tenant entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark Holdings were transferred to this tenant in exchange for the tenant’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. Such commitment is secured by letters of credit totaling $10,000. The venture has accounted for the transfer of the four properties as a sale, as title was transferred to the new tenant and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as the venture recognized impairment charges totaling $6,300 during the nine months ended September 30, 2006 to reduce the carrying value of the four transferred properties to their estimated fair values. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through the release of security deposits and prepaid rent from Starmark Holdings totaling $7,678 (inclusive of minority interest of $1,300 and $4,300, respectively). The $20,000 of improvements (inclusive of minority interest of $11,200) are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Cash amounts totaling $7,678 were released to the venture during the three months ended September 30, 2006; however, pursuant to the terms of an agreement between the venture and Starmark Holdings, Starmark Holdings retains certain rights to draw upon these amounts in order to fund their operations, and as a result, these amounts have been recorded as a liability until the contingency is released.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
During the three months ended September 30, 2006, an additional property was re-leased to a second new tenant unaffiliated with Starmark Holdings on terms similar to the original lease with Starmark Holdings. Four remaining properties are currently leased to Starmark Holdings. The venture is continuing to evaluate various alternatives for these four remaining properties. During the current three month period, the venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072, inclusive of minority interest of $56,480 and $5,640, respectively. The venture expects to obtain new limited recourse financing of at least $80,000 on the properties it has retained, inclusive of minority interest of $44,800.
We recognized impairment charges on this investment totaling $27,571 during the nine months ended September 30, 2006, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $18,957 is included in income from continuing operations and $2,314 is included in income from discontinued operations, and an impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values.
The amounts above are inclusive of minority interest. The minority venture partners will be allocated their share of the net income effects of the termination revenue and the defeasance/repayment costs of the existing debt in the periods described.
QUARTERLY DISTRIBUTION — In September 2006, our board of directors approved and increased the 2006 third quarter distribution to $0.1634 per share payable in October 2006 to shareholders of record as of September 30, 2006.
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
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended September 30, 2006, the average rate for the U.S. dollar in relation to the Euro was moderately weaker than for the comparable 2005 period, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current three month period as compared to the comparable 2005 period. However, during the nine months ended September 30, 2006, the average rate for the U.S. dollar in relation to the Euro was moderately stronger than for the comparable 2005 period, and as a result, we experienced a moderately negative impact on our results of operations for the current nine month period as compared to the comparable 2005 period.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive-related industries, of which one, Tower Automotive, is operating under bankruptcy protection. Tower has not indicated whether it will affirm its lease. These five tenants accounted for lease revenues of $5,260 for the nine months ended September 30, 2006 and have an aggregate carrying value of $51,015 as of September 30, 2006. Of these totals, Tower accounted for approximately $1,903 of lease revenues for the nine months ended September 30, 2006 and $18,614 of carrying value at September 30, 2006. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends could have an adverse impact on our results of operations.
For the nine months ended September 30, 2006, cash flows generated from operations were sufficient to fund distributions paid to shareholders and scheduled mortgage principal payments. Distributions to minority partners of $67,712 primarily relate to the distribution of proceeds from the sale of a New York property and distributions of cash flow generated from operations.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and overall property appreciation. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Cash flows from financing activities primarily consist of the payment of distributions to stockholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and the payment of mortgage principal amortization. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine months ended September 30,
	2006	2005
Rental income	$170,581	$122,372
Interest income from direct financing leases	30,884	23,061

	$201,465	$145,433

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
For the nine months ended September 30, 2006 and 2005, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
	2006	2005
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a)	$21,406	$21,406
Starmark Holdings, L.L.C. (a) (b)	13,808	1,974
Carrefour France, SA. (a) (c)	12,106	12,158
True Value Company (a) (d)	10,842	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (e)	9,413	3,571
Thales S.A. (a) (c)	8,368	8,431
Advanced Micro Devices, Inc. (a) (d)	6,907	—
OBI A.G. (a) (c) (f)	6,823	—
Universal Technical Institute	6,078	5,637
Pohjola Non-Life Insurance Company (a) (c)	5,668	5,674
TietoEnator plc. (a) (c)	5,304	5,314
Police Prefecture, French Government (a) (c) (g)	4,638	—
Foster Wheeler, Inc. (h)	4,275	3,986
Médica — France, SA (a) (c)	4,075	3,953
Information Resources, Inc. (a) (h)	3,729	3,236
Life Time Fitness, Inc.	3,696	3,696
Qualceram Shires Ltd (c)	3,055	3,044
Compucom Systems, Inc. (a) (d)	3,049	—
Other (a) (c) (h)	68,225	63,353

	$201,465	$145,433

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $54,398 and $29,469 for the nine months ended September 30, 2006 and 2005, respectively.

(b)	Increase is due to consolidation of additional properties leased to Starmark Holdings beginning January 2006. In June 2006, the advisor approved a restructuring plan agreement with Starmark Holdings. Amounts in 2006 exclude the operations of four properties that were transferred to a third party and subsequently reclassified as discontinued operations (see Current Developments and Trends section above).

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Interests in these investments have been consolidated as of January 2006 as a result of the implementation of EITF 04-05.

(e)	We acquired our interest in this investment during 2005.

(f)	We acquired our interest in this investment during 2006.

(g)	Interest in this investment has been consolidated as of October 2005 as a result of the implementation of FIN 46(R).

(h)	Increase is due to CPI-based rent increases in 2006 and 2005.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. Our share of net lease revenues in the following lease obligations is as follows:

	Nine months ended September 30,
	2006	2005
Marriott International, Inc.	$6,868	$6,761
Petsmart, Inc.	1,895	1,868
Hologic, Inc	1,515	1,515
The Upper Deck Company	1,162	1,089
Del Monte Corporation	1,138	1,108
The Talaria Company (Hinckley) (a)	1,128	609
Builders FirstSource, Inc.	448	432
Police Prefecture, French Government (a) (b) (c)	—	662
True Value Company (d)	—	5,427
Starmark Holdings L.L.C. (d)	—	5,368
Advanced Micro Devices, Inc. (d)	—	2,613
Compucom Systems, Inc. (d)	—	1,110
Actuant Corporation (c) (d)	—	563

	$14,154	$29,125

(a)	We acquired our interest in this investment during 2005.

(b)	Interest in this investment has been consolidated as of October 2005.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Interest in these investments has been consolidated as of January 2006.
RESULTS OF OPERATIONS
The presentation of results of operations for the three and nine months ended September 30, 2006 were affected by our adoption of Emerging Issues Task Force Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate five limited partnerships and two limited liability companies, related to five tenants, that were previously accounted for as equity investments in real estate (see tables above). This adoption had a significant impact on lease revenues, depreciation and amortization, income from equity investments in real estate, minority interest in income and interest expense (as described below).
Lease Revenues
For the three months ended September 30, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $18,613, primarily due to $11,036 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; $4,911 from new leases entered into during 2006 and 2005; $1,231 from rent increases at several properties, $543 from the completion of several build-to-suit projects during 2005 and $904 resulting from fluctuations in average foreign currency exchange rates as compared to the comparable 2005 period.
For the nine months ended September 30, 2006 and 2005, lease revenues increased by $56,032, primarily due to the same factors described above. There were increases of $33,773 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; $17,303 from new leases entered into during 2006 and 2005; $3,496 from rent increases at several properties and $2,026 from the completion of several build-to-suit projects during 2005. These increases were partially offset by a decrease of $696 resulting from fluctuations in average foreign currency exchange rates as compared to the comparable 2005 period.
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

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Depreciation and Amortization
For the three and nine months ended September 30, 2006 versus the comparable 2005 periods, depreciation and amortization increased $4,205 and $11,380, respectively, primarily resulting from the consolidation of entities pursuant to our adoption of EITF 04-05 and investments acquired in 2006 and 2005.
Property Expenses
For the nine months ended September 30, 2006 and 2005, property expenses increased $3,027 primarily due to an increase in asset management and performance fees resulting from increases in property values as reflected in the annual third party valuation of our portfolio as of December 31, 2005 as well as the acquisition of properties in 2006 and 2005.
Impairment Charge
During the nine months ended September 30, 2006, we recognized an impairment charge of $18,957 in connection with entering into a plan to restructure a master lease agreement with Starmark Holdings (see Current Developments and Trends above). No impairment charges were recognized during the nine months ended September 30, 2005 or three months ended September 30, 2006 and 2005.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2006 versus the comparable 2005 periods, income from equity investments in real estate decreased by $2,020 and $5,766, respectively, resulting primarily from the consolidation of entities pursuant to our adoption of EITF 04-05.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended September 30, 2006 and 2005, minority interest in income decreased by $2,103, primarily from our minority interest partners’ pro rata share of the prepayment penalties and debt defeasance costs related to the defeasance of mortgage debt in connection with Starmark Holdings.
For the nine months ended September 30, 2006 and 2005, minority interest in income decreased by $1,051, primarily due to the same factors described above. In addition, our minority interest partners’ pro rata share of the Starmark Holdings impairment charge was partially offset by our minority interest partners’ pro rata share of gains on the sale of certain properties and to a lesser extent investments acquired in 2006 and 2005.
Gain (Loss) on Foreign Currency Transactions and Other Gains, Net
For the nine months ended September 30, 2006 we recognized a net gain of $2,008 on foreign currency transactions and other gains as compared to a loss of $2,839 for the comparable 2005 period. These variances resulted primarily from the relative weakening of the U.S. dollar in the current year as compared with its strengthening during the comparable period in 2005. Such gains result primarily from the repayment and translation of intercompany subordinated debt.
Interest Expense
For the three months ended September 30, 2006 and 2005, interest expense increased by $20,620, primarily due to $13,619 of prepayment penalties and debt defeasance costs related to the defeasance/prepayment of mortgage debt in connection with the

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
Starmark Holdings transaction. In addition, interest expense increased by $3,816 from the consolidation of entities pursuant to our adoption of EITF 04-05 and $2,822 from mortgages obtained on properties acquired and build-to-suit projects placed into service in 2006 and 2005.
For the nine months ended September 30, 2006 and 2005, interest expense increased $36,246, primarily due to the same factors described above. There were increases of $13,619 as a result of prepayment penalties and debt defeasance costs, $12,873 from the consolidation of entities pursuant to our adoption of EITF 04-05 and $9,189 from mortgages obtained on properties acquired and build-to-suit projects placed into service in 2006 and 2005.
Discontinued Operations
For the three months ended September 30, 2006, we earned income from discontinued operations of $657. For the nine months ended September 30, 2006, we earned income from discontinued operations of $27,122 primarily due to a gain on the sale of a New York property of $40,622, of which $16,249 is attributable to the minority partners’ interest, and to a lesser extent, a gain on the sale of a property in the United Kingdom.
For the three and nine months ended September 30, 2005, we incurred a loss from discontinued operations of $2,154 and $809, respectively, primarily due to losses recognized on the sales of real estate and impairment charges incurred.
Net Income
For the three months ended September 30, 2006 and 2005, net income decreased by $3,119 primarily due to prepayment penalties and debt defeasance costs related to the defeasance/repayment of mortgage debt in connection with Starmark Holdings, net of our minority interest partners’ pro rata share. This increase was partially offset by income generated from acquisitions in 2006 and 2005 as well as an increase in income from discontinued operations. These variances are described above.
For the nine months ended September 30, 2006 and 2005, net income increased by $15,734 primarily due to the recognition of gains on the sale of several properties, income generated by properties acquired in 2006 and 2005 and foreign currency transactions gains. These increases were partially offset by impairment charges and prepayment penalties and debt defeasance costs recognized in the current year period. These variances are described above.
FINANCIAL CONDITION
Uses of Cash During the Period
Cash and cash equivalents totaled $148,925 as of September 30, 2006, an increase of $17,477 from the December 31, 2005 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
OPERATING ACTIVITIES — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders and minority interest partners. During the nine months ended September 30, 2006, distributions paid to shareholders of $61,929 and scheduled mortgage principal installments of $22,467 were funded by cash flows generated from operations of $111,516. Distributions paid to minority interest partners of $67,712 primarily relate to the distribution of proceeds from the sale of a New York property and distributions of cash flow generated from operations.
The increase in annual operating cash flow resulting from our acquisitions and expected increase from scheduled rent increases at existing properties, most of which are based on increases in the CPI, is expected to be offset by the reduction in operating cash flow resulting from the disposition of properties during the second quarter of 2006.
INVESTING ACTIVITIES — Our investing activities are generally comprised of real estate transactions (purchases and sales), payment of our annual installment of deferred acquisition fees and the purchase and sale of short-term investments and marketable securities which we intend to convert to cash. During the nine months ended September 30, 2006, we used $178,214 for an investment in Poland and incurred $7,248 of capitalized costs primarily related to a build-to-suit project that is expected to be completed during 2007. The annual installment of deferred acquisition fees was paid in January 2006 and totaled $9,455. Our cash balances increased by $8,181 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05. We also received proceeds of $217,081, net of selling costs from the sale of real estate, which relates primarily to the sale of a New York property.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
(in thousands, except share amounts)
FINANCING ACTIVITIES — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we prepaid mortgage obligations totaling $205,883, including the defeasance/repayment of the mortgage on the Starmark Holdings properties and the prepayment of the mortgage on a New York property that was sold in June. We also used $19,337 to purchase treasury shares through a redemption plan which allows shareholders to sell shares back to us, subject to certain limitations. We obtained mortgage proceeds of $170,222 to fund investment activity which includes $25,000 of mortgage proceeds in connection with the refinancing of an expansion project. In connection with a New York property sale, we obtained a loan from our advisor of $84,000 to fund the mortgage payoff and used sale proceeds to repay this loan. We also received contributions totaling $67,101 from our minority partners, including the minority partners’ share of the defeasance/repayment of the Starmark Holdings mortgage and related prepayment penalties and debt defeasance costs and received $14,544 from the issuance of stock, net of costs.
Cash Resources
As of September 30, 2006, we had $148,925 in cash and cash equivalents which will primarily be used for future real estate investments and may be used for working capital needs, distributions and other commitments. In addition, debt may be incurred on unleveraged properties with a carrying value of $174,950 as of September 30, 2006 and any proceeds may be used to finance future real estate purchases and for working capital needs.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payment installments (we have no mortgage balloon payments scheduled until January 2009), paying distributions to shareholders and minority partners, funding a build-to-suit commitment as well as other normal recurring operating expenses. We may also seek to use our cash to invest in new properties to further diversify our portfolio and maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during the next twelve months. Accordingly, we expect to have sufficient cash flow to continue funding distributions to our shareholders. Distributions are determined based in part upon our long-term projections of cash flow.
Summary of Financing
The table below summarizes our mortgage notes payable as of September 30, 2006 and 2005, respectively.

	September 30,
	2006	2005
Balance:
Fixed rate	$1,372,297	$1,416,003
Variable rate (1)	368,766	30,663

Total	$1,741,063	$1,446,666

Percent of total debt:
Fixed rate	79%	98%
Variable rate (1)	21%	2%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.14%	6.04%
Variable rate (1)	5.21%	5.92%

(1)	Variable rate debt is primarily comprised of limited recourse mortgage obligations that either currently bear interest at fixed rates but may be reset to variable rates in the future, pursuant to the terms of the mortgage contracts, or have rates that have been converted to fixed rate obligations through interest rate swap agreements.

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
In accordance with a loan agreement, we had an obligation to complete certain non-monetary actions within a specified period of time that were not completed and as a result, an event of default occurred as of March 31, 2006. During the third quarter of 2006, we completed all of our obligations in this respect and remedied the default.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2006 and the effect that such commitments and obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 year	1—3 years	3—5 years	More than 5 years
Mortgage notes payable — Principal	$1,741,063	$38,592	$178,500	$213,681	$1,310,290
Mortgage notes payable — Interest (1)	769,207	95,284	196,587	200,851	276,485
Deferred acquisition fees due to affiliates — Principal	27,538	10,802	13,877	2,859	—
Deferred acquisition fees due to affiliates — Interest	3,379	1,652	1,510	217	—
Subordinated disposition fees (2)	3,549	—	—	—	3,549
Build-to-suit commitments (3)	9,118	9,118	—	—	—
Operating leases (4)	8,979	577	1,762	1,805	4,835

	$2,562,833	$156,025	$392,236	$419,413	$1,595,159

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of September 30, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents remaining build-to-suit commitment for a property in La Vista, Nebraska where estimated total construction costs are currently projected to total approximately $14,660, of which $5,542 was funded as of September 30, 2006.

(4)	Operating lease obligations consist primarily of our share of minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2006.
SUBSEQUENT EVENT
In November 2006, we together with an affiliate, through a venture in which we and the affiliate each own 50% interests, respectively, acquired property in Michigan for approximately $24,415. In connection with this acquisition, the venture obtained limited recourse mortgage financing of $13,700 at a fixed annual interest rate of 6.03% for a 10-year term. Our proportionate share of cost in this investment and financing obtained is approximately $12,207 and $6,850, respectively.

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
We own marketable securities through our ownership interest in the Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2006, our interest in CCMT had a fair value of $11,027. As of September 30, 2006, warrants issued to us by Information Resources, Inc. and Compucom Systems, Inc. are classified as derivative instruments and had an aggregate fair value of $809.
At September 30, 2006, all of our long-term debt either currently bears interest at fixed rates or is hedged through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of September 30, 2006 ranged from 4.25% to 10%. The annual interest rates on the variable rate debt as of September 30, 2006 ranged from 4.59% to 6.88%.

	2006	2007	2008	2009	2010	Thereafter	Total	Fair value
Fixed rate debt	$11,337	$28,227	$30,742	$145,674	$58,091	$1,098,226	$1,372,297	$1,357,258
Weighted average interest rate	6.52%	6.16%	6.13%	7.23%	6.60%	5.98%
Variable rate debt	$1,490	$6,578	$7,422	$8,351	$9,262	$335,663	$368,766	$368,766
All of our variable debt obligations either currently bear interest at fixed rates but may be reset to variable rates in the future, pursuant to the terms of the mortgage contracts, or have rates that have been converted to fixed rate obligations through interest rate swap agreements, for which the related cash flow is therefore not affected by changes in interest rates. The interest rate swaps have a net fair value asset of $288 as of September 30, 2006. A change in interest rates of 1% would impact the fair value of our fixed rate debt at September 30, 2006 by approximately $83,719.
Foreign Currency Exchange Rate Risk
We have foreign operations in France, Germany, Ireland, Belgium, Finland, Poland and the United Kingdom and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding quarter were conducted in the Euro and the Pound Sterling (U.K.). For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized a net foreign currency translation gain of $9,298 and loss of $8,736 for the nine months ended September 30, 2006 and 2005, respectively. Such net gains and losses are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Our Chief Executive Officer and acting Chief Financial Officer have conducted a review of our disclosure controls and procedures as of September 30, 2006. Based upon this review, our Chief Executive Officer and acting Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and regulations.
There have been no changes during the third quarter of 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART II
(in thousands, except share and per share amounts)
ITEM 1. — LEGAL PROCEEDINGS
Refer to Note 11, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	For the three months ended September 30, 2006, 342,070 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $10.50 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
(c)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of	approximate dollar
			shares purchased as	value) of shares
			part of publicly	that may yet be
	Total number of	Average price	announced	purchased under the
2006 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
July	47,653	$9.77	N/A	N/A
August	985	$9.77	N/A	N/A
September	852,247	$9.77	N/A	N/A

Total	900,885

(1)	All shares were purchased pursuant to the Company’s redemption plan which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
ITEM 6. — EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

11/14/2006	By:	/s/ Mark J. DeCesaris

Date		Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

11/14/2006	By:	/s/ Claude Fernandez

Date		Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)