Form 10-K
period 2006-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2007-03-26
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Registrant has no active market for its common stock as of March 16, 2007. Non-affiliates held 124,344,977 shares of common stock at March 16, 2007.
As of March 16, 2007, there are 129,183,793 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this Annual Report on Form 10-K, the terms “the Company,” “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 2006 10-K — 1

PART I
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
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
–	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

–	indemnification for environmental and other liabilities;

–	operational or financial covenants of the tenant; and

–	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) , Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”), and served in this capacity for Carey Institutional Properties Incorporated (“CIP®”) until its merger with us in September 2004 (the “Merger”) and Corporate Property Associates 12 Incorporated (“CPA®:12”) until its merger with CPA®:14 in December 2006 (collectively, including us, the “CPA® REITs”).
We were formed as a Maryland corporation on February 26, 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1,046,176 in gross offering proceeds. Through December 31, 2006, we have also issued 7,127,980 shares ($72,012) through our Distribution Reinvestment and Share Purchase Plan. We have used and will continue to use these proceeds along with limited recourse mortgage debt to purchase our property portfolio.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2006, we had no employees. WPC employs 122 individuals who are available to perform services for us.
Significant Developments During 2006:
Investment Activity — During 2006, we entered into four investments at a total estimated cost of $218,947. We completed an investment in Poland at a total cost of $183,300, inclusive of minority interest, and entered into a domestic build-to-suit project for total estimated construction costs of $14,660. We also acquired interests in two ventures, located in the United States and Germany for a total cost of $20,987, which are accounted for under the equity method of accounting. In connection with our investment in Poland, during 2006 we obtained limited recourse mortgage financing totaling $145,222, inclusive of minority interest, with a fixed annual interest rate and term of 5% and 10 years, respectively. In connection with the acquisition of our interests in two ventures, during 2006 we obtained limited recourse mortgage financing, of which our share was $11,719, with a weighted average fixed annual interest rate and term of approximately 5.73% and 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
CPA®:15 2006 10-K — 2

Disposition Activity — In June 2006, a consolidated venture in which we and an affiliate hold 60% and 40% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,441 and $4,101, respectively). In connection with the sale, the venture also repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
In addition, during 2006, we sold two domestic properties and one international property, for combined proceeds of $37,973, net of selling costs, and recognized a gain of $7,769.
Tenant Activity — We and an affiliate own interests in a venture owning 15 properties formerly leased to Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) under a master lease agreement. We own a 44% interest and are the managing member in a venture which owns these properties and, therefore, we consolidate the investment on our financial statements pursuant to our adoption of EITF 04-05. We also lease two wholly-owned properties to Starmark Holdings under a separate master lease agreement.
In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of ourselves and our affiliate, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.
In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture has transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark in the third quarter of 2006. The $20,000 of improvements are for the benefit of the venture and will be retained by the venture upon expiration of the lease. One additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. The master lease agreement was amended to remove these properties.
As a result of approving the restructuring plan, during 2006, the venture recognized impairment charges on this investment totaling $27,571, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $18,957 is included in income from continuing operations and $2,314 is included in income from discontinued operations, and an impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values. The venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% with a 10-year term.
In December 2006, a third party, Fitness Ventures LLC (“Fitness Ventures”) purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued us warrants to acquire up to 10% of its equity and entered into new leases for the four properties remaining under the master lease and for the two wholly-owned properties. The new leases have terms that are similar to the original leases. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represents security deposits and prepaid rent from Starmark and $467 represents the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees.
The amounts above are inclusive of minority interest. The minority venture partners will be allocated their share of the net income effects of the termination revenue and the defeasance/repayment costs of the existing debt in the periods described.
Financing Activity — In connection with the completion of an expansion project at an existing property, we refinanced a limited recourse mortgage of $15,800 for $25,000 in August 2006. This transaction allowed us to obtain additional limited recourse mortgage
CPA®:15 2006 10-K — 3

financing at a lower fixed annual interest rate of 6.56% versus 6.98%. The new financing matures in September 2026. We incurred a prepayment penalty of $3,547 in connection with prepaying the previous mortgage.
SEC Investigation — As previously reported ,WPC and Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of WPC, are currently subject to an SEC investigation into payments made to third-party broker-dealers in connection with the distribution of REITs managed by WPC and other matters. Although no regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect WPC and the REITs managed by WPC, including us. See Item 3 — Legal Proceedings for a discussion of this investigation.
Senior Management and Board of Directors — The following changes occurred during 2006:
–	In June 2006, Richard J. Pinola was appointed to the board of directors and serves as an independent director and chairman of the audit committee of the board of directors.

–	In December 2006, the board of directors accepted the resignation of Anne Coolidge Taylor as president of the Company and appointed Benjamin P. Harris as president. Both Ms. Coolidge Taylor and Mr. Harris currently serve as officers of WPC’s Investment Department.
Sarbanes-Oxley — We did not perform compliance testing in accordance with the Sarbanes-Oxley Act for 2006 as, pursuant to clarified SEC interpretations, we are no longer considered an accelerated filer. As a non-accelerated filer we will be required to perform compliance testing in 2007.
Refer to Subsequent Events in Item 7 for developments that have occurred since December 31, 2006.
(b) Financial Information About Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. Refer to the Segment Information footnote in the accompanying consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties, which are upon acquisition improved or developed or which will be developed within a reasonable time after acquisition.
Our primary objectives are to:
–	own a diversified portfolio of triple-net leased real estate;

–	fund distributions to shareholders; and

–	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
CPA®:15 2006 10-K — 4

Our Portfolio
As of December 31, 2006, our portfolio consisted of 334 properties leased to 83 tenants, totaling approximately 30.7 million square feet (on a pro rata basis), and was fully occupied. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
United States
South	$53,461	18.88%	$2,664	13.92%
West	50,735	17.91	7,070	36.95
Midwest	41,660	14.71	3,768	19.69
East	40,071	14.15	5,634	29.44

Total U.S.	185,927	65.65	19,136	100.00

International
Europe	97,285	34.35	—	—

Total	$283,212	100.00%	$19,136	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Office	$72,381	25.56%	$211	1.11%
Other properties (3)	70,518	24.90	—	—
Industrial	49,958	17.64	5,772	30.16
Warehouse/distribution	48,216	17.02	3,140	16.41
Retail	42,139	14.88	1,572	8.21
Hospitality	—	—	8,441	44.11

Total	$283,212	100.00%	$19,136	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

(3)	Consists of self-storage, sports and fitness and educational property types.
CPA®:15 2006 10-K — 5

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2006 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (3)	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
Retail trade	$62,245	21.98%	$2,375	12.41%
Electronics	34,715	12.26	2,020	10.56
Leisure, amusement and entertainment	24,865	8.78	—	—
Healthcare, education and childcare	22,363	7.90	—	—
Self-Storage / Trucking	18,551	6.55	—	—
Construction and building	16,418	5.80	599	3.13
Business and commercial services	14,941	5.27	—	—
Aerospace and defense	12,904	4.55	—	—
Chemical, plastics, rubber and glass	11,176	3.95	—	—
Transportation — Personal	9,990	3.53	—	—
Federal, state and local government	8,572	3.03	—	—
Insurance	7,987	2.82	—	—
Automobile	6,076	2.14	1,078	5.63
Consumer and durable goods	5,006	1.77	—	—
Hotels and gaming	—	—	8,441	44.11
Other (4)	27,403	9.67	4,623	24.16

Total	$283,212	100.00%	$19,136	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.

(3)	Based on the Moody’s classification and information provided by the tenant.

(4)	Includes revenue from tenants in the beverages and food, consumer and non-durable goods, forest products and paper, grocery, machinery, media printing and publishing, mining and metals, telecommunications and transportation-cargo industries.
Lease Expirations
As of December 31, 2006, lease expirations of our properties are as follows:

	Consolidated Investments		Equity Investments in Real Estate (2)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (1)	Lease Revenue	Revenue (1)	Lease Revenue
2010	$11,742	4.15%	$—	—%
2011	21,361	7.54	—	—
2012	4,032	1.42	8,441	44.11
2013	9,456	3.34	—	—
2014	20,223	7.14	—	—
2015	9,180	3.24	—	—
2016	11,861	4.19	1,478	7.72
2017 – 2021	58,740	20.74	4,571	23.89
2022 – 2026	113,336	40.02	3,098	16.19
2027 and thereafter	23,281	8.22	1,548	8.09

Total	$283,212	100.00%	$19,136	100.00%

(1)	Reflects annualized contractual minimum base rent for the fourth quarter of 2006.

(2)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2006 from equity investments in real estate.
CPA®:15 2006 10-K — 6

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
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering. We may provide liquidity for our shareholders through a liquidity transaction which could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs) or another transaction approved by our board of directors. While we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares either for shares of the merged entity or for cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As of December 31, 2006, substantially all of our mortgages are limited recourse, bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest because we are in a rising interest rate environment. A lender on limited recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of limited recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. However, lenders may have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans, provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage, when an existing mortgage matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
CPA®:15 2006 10-K — 7

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
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.
Most of our property acquisitions are through long-term net leased assets, many of which are through long-term sale-leaseback transactions, in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
Our sale-leasebacks may be in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it to the company or its successor in interest (the lessee). Through the advisor, we actively seek such opportunities.
In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the credit worthiness of the tenant or borrower and the underlying real estate fundamentals to determine whether a potential acquisition satisfies our acquisition criteria. The advisor may consider the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for its creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission critical lease or property in a bankruptcy proceeding.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor reduces the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI. In the case of retail stores and hotels, the lease may provide for participation in gross revenues above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property, and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor also generally conducts, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by a third party appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the
CPA®:15 2006 10-K — 8

lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in its leases that require our consent to specified activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
Other Equity Enhancements — The advisor may attempt to obtain equity enhancements in connection with transactions. These equity enhancements may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. If warrants are obtained, and become exercisable, and if the value of the stock subsequently exceeds the exercise price of the warrant, equity enhancements can help us to achieve our goal of increasing investor returns.
Investment Decisions —The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee subject to limited exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
–	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance. Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

–	Frank Hoenemeyer — Former chairman and chief Investment officer, Prudential Insurance Company of America.

–	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

–	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

–	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and vice chairman of the supervisory board of Allgemeine HypothekenBank Rheinboden AG. Chairman of the board of management of this bank from December 2005 to October 2006. Previously served as chairman of the board of management of Eurohypo AG until December 2003 and was a member of the board of managing directors of Rheinhyp Rheinische HypothekenBank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate operations with domestic and foreign investments. For the year ended December 31, 2006, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of our total lease revenue, inclusive of minority interest.
Competition
We face competition for the acquisition of commercial properties in general, and such properties net leased to major corporations in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, private funds such as hedge funds, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or
CPA®:15 2006 10-K — 9

traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
Our properties generally are currently or historically used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities, and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
While we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address these known or potential issues, we cannot eliminate our statutory liability or the potential for claims against us by governmental authorities or other third parties. The contractual protection may not cover all potential damages or liabilities, and the indemnifying party may fail to meet its contractual obligations. In addition, the existence of any environmental conditions, liabilities or compliance concerns at or near our properties could adversely affect our ability to rent or sell property or to borrow using the property as collateral and could also adversely affect the tenant’s ability to make rental payments.
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
Transactions with Affiliates
We may acquire assets from our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of direct purchases of assets, mergers or another type of transaction, such as our merger with CIP® in 2004. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings.
Types of Investments
Substantially all of our investments to date have been and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. Investments will not be restricted as to geographical areas.
Ventures with Affiliates and Others — We have and may continue to enter into ventures or general partnerships and other participations with real estate developers, owners and others, including other CPA® REITs, for the purpose of obtaining equity interests in a property or properties in accordance with our investment policies. These investments permit us to own interests in large properties without unduly restricting the diversity of our portfolio. We will not enter into a venture to make an investment that we would not be permitted to make on our own.
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property, which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for one year. It is possible that the issuer of equity interests in
CPA®:15 2006 10-K — 10

which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
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
Pending investment of available capital, cash obtained from offering of our securities or dispositions of assets will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit, other short-term liquid investments and auction-rate securities. Auction-rate securities are purchases of long-term income instruments which provide for frequent resets of stated interest rates. A market exists to provide for redemption of auction-rate securities at the interest reset date, generally at par value; however, there is a risk that a redemption price will be below par value. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity, including attempting to monitor the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act of 1940.
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
(e) Available Information
All filings we make with the SEC, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and any amendments to those reports, are available for free on our website, http://www.cpa15.com, as soon as reasonably practicable after they are filed or furnished to the SEC. Our SEC filings are available to be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information regarding the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings can also be obtained for free on the SEC’s Internet site at http://www.sec.gov. We are providing our website address solely for the information of investors. We do not intend our website to be an active link or to otherwise incorporate the information contained on our website into this report or other filings with the SEC.
CPA®:15 2006 10-K — 11

Item 1A. Risk Factors.
Our future results may be affected by risks and uncertainties including the following:
We are subject to the risks of real estate ownership, which could reduce the value of our properties.

We are subject to all of the general risks associated with the ownership of real estate. In particular, while the revenues from our leases are not directly dependent upon the value of the real estate owned, significant declines in real estate values could adversely affect us in many ways, including a decline in the residual values of properties at lease expiration; possible lease abandonments by tenants; and a decline in the attractiveness of triple-net lease transactions to potential sellers. We also face the risk that lease revenue will be insufficient to cover all corporate operating expenses and debt service payments on indebtedness we incur. General risks associated with the ownership of real estate include:
–	adverse changes in general or local economic conditions,

–	changes in supply of or demand for similar or competing properties,

–	changes in interest rates and operating expenses,

–	competition for tenants,

–	changes in market rental rates,

–	inability to lease properties upon termination of existing leases,

–	renewal of leases at lower rental rates,

–	inability to collect rents from tenants due to financial hardship, including bankruptcy,

–	changes in tax, real estate, zoning and environmental laws that may have an adverse impact upon the value of real estate,

–	uninsured property liability, property damage or casualty losses,

–	unexpected expenditures for capital improvements or to bring properties into compliance with applicable federal, state and local laws, and

–	acts of God and other factors beyond the control of our management.
WPC and Carey Financial are the subjects of an ongoing SEC investigation, the effects of which could be materially adverse to them and, possibly, us.
WPC has disclosed in its publicly available reports filed with the SEC, that the Division of Enforcement of the SEC has commenced an investigation into certain activities of WPC and Carey Financial involving other REITs managed by WPC. WPC has announced that it and Carey Financial are cooperating fully with the SEC’s investigation and that they have provided information to the Division of Enforcement in response to subpoenas and document requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, WPC has publicly reported that it expects the SEC to pursue an action against WPC or Carey Financial or both in the future which could have a material adverse effect on WPC or Carey Financial or both. If an action is brought, it could have a material adverse effect on WPC and its affiliates and Carey Financial. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
Our investments in properties outside of the United States subject us to foreign currency risks which may adversely affect distributions.
We are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our principal currency exposures are to the Euro, the British pound Sterling and the Polish zloty. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity. Although we have not done so to date, we anticipate that in the future we may engage in direct hedging activities to mitigate the risks of exchange rate fluctuations. If we were to engage in foreign currency exchange rate hedging activities, any income recognized with respect to these hedges (as well as any unhedged foreign currency gain recognized with respect to changes in exchange rates) will generally not qualify as eligible income for purposes of either the 75% gross income test or the 95% gross income test that we must satisfy annually in order to qualify as a REIT. Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our qualification as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our qualification as a REIT.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the United States. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These laws may expose us to risks that are different from and in addition to those commonly found in the United States, including:
–	political and economic instability in some geographical locations;
CPA®:15 2006 10-K — 12

–	lack of uniform accounting standards, including availability of information in accordance with accounting principles generally accepted in the United States of America;

–	enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove profits earned from activities within the country to the United States;

–	currency transfer restrictions;

–	expropriation;

–	the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws; and

–	potential imposition of adverse or confiscatory taxes.
Each of these risks might adversely affect our performance and impair our ability to make distributions to our shareholders required to maintain our REIT qualification. In addition, the lack of available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. These risks may be greater in emerging markets and less developed countries.
International loans in many instances contain a covenant that allows the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below specified percentages relating to its value at the time the loan is made. These covenants may allow a default to be declared, and the lender to foreclose on the property, even if we are current in our payments. If this were to occur, we may be able to cure the default by making additional principal payments in order to reduce the loan-to-value ratio, resulting in larger cash expenditures and more rapid loan amortization than originally provided for.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we enter into or acquire may be for properties that are specially suited to the particular needs of our tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Our Portfolio section above for scheduled lease expirations.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of the assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our real estate investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
–	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

–	agreements between us and the advisor, including agreements regarding compensation, have not been negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

–	transactions with affiliates will increase fees payable to the advisor and will decrease our net income;

–	acquisitions of single properties or portfolios of properties from affiliates, including the CPA® REITs, subject to our investment policies and procedures, may take the form of a direct purchase of assets, a merger or another type of transaction;

–	competition with certain affiliates for property acquisitions may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

–	purchases and loans from affiliates, subject to our investment procedures, objectives and policies, which will increase fees and interest payable to affiliates, thereby decreasing our net income and possibly causing us to incur higher leverage levels;
CPA®:15 2006 10-K — 13

–	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because the advisor receives asset management fees and may decide not to sell a property; and

–	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold the property.
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our contract with the advisor. Each member of our board of directors, including our chairman, is a director of the advisor or one or more of its affiliates. Our independent directors are selected through a process which includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
Potential liability for environmental matters could adversely affect our financial condition.
We have and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore may own properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we purchase may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
–	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

–	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

–	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
CPA®:15 2006 10-K — 14

our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
We face competition for acquisition of properties.
We face competition for the acquisition of commercial properties in general, and properties net leased to major corporations, in particular, from many sources, including insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
In addition, the advisor and other CPA® REITs have investment policies and return objectives that are similar to ours. Therefore, the advisor and its affiliates, including the other CPA® REITs (both existing and those that may be formed in the future), may compete with us with respect to properties, potential purchasers, sellers and lessees of properties, and mortgage financing for properties. We have no noncompetition agreement with the advisor and its affiliates and there are no restrictions on their ability to sponsor or manage funds or other investment vehicles that may compete with us in the future.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. For 2006, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of our total lease revenue, inclusive of minority interest.
The bankruptcy or insolvency of tenants may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant could cause:
–	the loss of lease payments;

–	an increase in the costs incurred to carry the property;

–	a reduction in the value of our shares; and

–	a decrease in distributions to shareholders.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a difficult environment, which has resulted in several companies filing for bankruptcy protection recently. We currently have five tenants in the auto industry, of which one, Tower, filed a voluntary petition of bankruptcy in February 2005. Tower contributed $2,551 in lease revenue during 2005. We cannot predict whether Tower will affirm or terminate its lease in connection with its bankruptcy reorganization. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry worsen, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an impact on our results of operations.
The programs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation. Four of the prior CPA® programs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced an other-than-temporary decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. If we incur impairment charges in the future, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
A significant number of our leases include provisions under which the tenant has a right to purchase the property it leases. The purchase price may be a fixed price or it may be based on a formula or it may be based on market value at the time of exercise. If a
CPA®:15 2006 10-K — 15

tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
We may suffer uninsured losses.
There are certain types of losses (such as due to wars or some natural disasters) that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any such loss would adversely affect our financial condition.
Our use of debt to finance investments could adversely affect our cash flow and distributions to shareholders.
Most of our investments are made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. There is no limitation on the amount which we can borrow on a single property. We generally borrow on a limited recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. This could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced. In addition, as described above in Risk Factors — “International investments involve additional risks”, international loans typically contain covenants that allow the lender to declare a default if the loan-to-value ratio declines below a specified percentage, which may occur if the value of the property (as determined by appraisal) declines below its value at the time the loan is made.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Scheduled balloon payments for the next five years are as follows:

2007	$4,006
2008	—
2009	114,326
2010	25,378
2011	86,048	(1)

(1)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $22,905.
Lenders for certain of our properties, particularly in Europe, may request provisions in the mortgage loan documentation that would make the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our properties, our revenues and distributions to our shareholders may be adversely affected. Additionally, lenders for our international mortgage loan transactions typically include provisions that can cause a loan default and over which we have no control. These provisions include a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. If real estate values decline or a tenant defaults the lender would have the right to foreclose on its security and we could lose our investment in the property and our revenues and distributions to our shareholders may be adversely affected.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on the tenant’s balance sheet. If the lease does not meet any of the criteria for a capital lease, the
CPA®:15 2006 10-K — 16

lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes to the tenant’s financial statements. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
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
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
–	limitations on capital structure;

–	restrictions on specified investments;

–	prohibitions on transactions with affiliates; and

–	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
The returns on our investments in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk adjusted returns that will support a steady dividend. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with accounting principles generally accepted in the United States of America. We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
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
CPA®:15 2006 10-K — 17

Possible legislative or other actions affecting REITs could adversely affect our REIT qualification and our shareholders.
The Internal Revenue Service, or IRS, may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs. In addition, the rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to tax laws (which may have retroactive application) could adversely affect our shareholders or us. It cannot be predicted whether, when, in what forms, or with what effective dates, the tax laws applicable to our shareholders or us will be changed.
The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without shareholder consent.
In addition, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
–	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested shareholder;

–	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

–	an affiliate of an interested shareholder.
These prohibitions last for five years after the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any business combination must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding shares and two-thirds of the votes entitled to be cast by holders of our shares other than shares held by the interested shareholder or by an affiliate or associate of the interested shareholder. These requirements could have the effect of inhibiting a change in control even if a change in control was in our shareholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested shareholder. In addition, a person is not an interested shareholder if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested shareholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance at or after the time of approval, with any terms and conditions determined by the board.
Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.
Shareholders’ equity may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore if we issue additional shares of common stock, including issuing additional shares through our distribution reinvestment plan or issuing shares to the advisor for payment of fees in lieu of cash, then existing shareholders will experience dilution of their percentage ownership in us.
In addition, our board of directors may determine that it is in our best interest to classify or reclassify any unissued stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any of our stock. Thus, our board of directors could authorize the issuance of stock with terms and conditions that could subordinate your rights or have the effect of delaying, deferring or preventing a change in control (including a merger, tender offer or sale of our assets) that might provide a premium price for our shareholders.
CPA®:15 2006 10-K — 18

There is not, and may never be, a public market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no current public market for our shares. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
There are special considerations for pension or profit-sharing trusts, Keoghs or IRAs.
If you are investing the assets of a pension, profit sharing, 401(k), Keogh or other retirement plan, IRA or any other employee benefit plan subject to ERISA or Section 4975 of the Code in our shares, you should consider:
–	whether your investment is consistent with the applicable provisions of ERISA and the Internal Revenue Code;

–	whether your investment will produce unrelated business taxable income, referred to as UBTI, to the benefit plan; and

–	your need to value the assets of the benefit plan annually.
We believe that, under current ERISA law and regulations, our assets should not be treated as “plan assets” of a benefit plan subject to ERISA and/or Section 4975 of the Internal Revenue Code that purchases shares, and based on our articles of incorporation and on our related representations. Our view is not binding on the Internal Revenue Service or the Department of Labor. If our assets were considered to be plan assets, our assets would be subject to ERISA and/or Section 4975 of the Internal Revenue Code, and some of the transactions we have entered into with the advisor and its affiliates could be considered “prohibited transactions” which could cause us, the advisor and its affiliates to be subject to liabilities and excise taxes. In addition, Carey Asset Management Corp., a wholly-owned subsidiary of WPC, could be deemed to be a fiduciary under ERISA and subject to other conditions, restrictions and prohibitions under Part 4 of Title I of ERISA. Even if our assets are not considered to be plan assets, a prohibited transaction could occur if we, Carey Financial, any selected dealer, the escrow agent or any of their affiliates is a fiduciary (within the meaning of ERISA) with respect to a purchase by a benefit plan and, therefore, unless an administrative or statutory exemption applies in the event such persons are fiduciaries (within the meaning of ERISA) with respect to your purchase, shares should not be purchased.
Our participation in ventures with others creates additional risk.
We participate in ventures and invest in properties jointly with other entities. To date, all of our venture partners have been affiliated CPA® REITs; however, we may have unaffiliated venture partners in the future. There are additional risks involved in venture transactions. These risks include the potential of our venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. Because our revenues are largely derived from rents, our financial condition is dependent on the ability of our tenants to operate the properties successfully. If tenants are unable to operate the properties successfully, the tenants may not be able to pay their rent, which could adversely affect our financial condition.
Our net asset value is based on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.
We may incur costs to finish build-to-suit properties.
We may sometimes acquire undeveloped land or partially developed buildings for the purpose of owning to-be-built facilities for a prospective tenant. The primary risks of a build-to-suit project are potential for cost overruns, failing to meet an agreed-upon delivery schedule and cost overruns that cause the total project costs to exceed the original appraisal. In some cases, the prospective tenant bears these risks. However, in other instances we are required to bear these risks which means that we may have to advance funds to cover cost overruns which we would not be able to recover through increased rent payments or that we may incur schedule delays that delay commencement of rent. We attempt to minimize these risks through guaranteed maximum price contracts, review of contractor financials and completed plans and specifications prior to commencement of construction. The incurrence of the costs described above or any non-occupancy by the tenant upon completion may reduce the project’s and our portfolio’s returns or result in losses to us.
CPA®:15 2006 10-K — 19

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
Item 3. Legal Proceedings.
As of December 31, 2006, we were not involved in any material litigation.
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
CPA®:15 2006 10-K — 20

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
WPC and Carey Financial are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against WPC or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue an action against either or both. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on WPC and Carey Financial and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. Any action brought against WPC or Carey Financial could also have a material adverse effect on us because of our dependence on WPC and Carey Financial for a broad range of services.
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
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions

There is no established public trading market for our shares. As of March 16, 2007, there were 41,183 holders of record of our common stock.
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	2006	2005
First quarter	$0.1614	$0.1589
Second quarter	0.1624	0.1594
Third quarter	0.1634	0.1599
Fourth quarter	0.1644	0.1604

	$0.6516	$0.6386

Unregistered Sales of Equity Securities
For the three months ended December 31, 2006, 329,585 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $10.50 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
CPA®:15 2006 10-K — 21

Issuer Purchases of Equity Securities

			Total number of	Maximum number (or
			shares purchased as	approximate dollar
			part of publicly	value) of shares that may
	Total number of	Average price	announced	yet be purchased under the
2006 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
October	—	$—	N/A	N/A
November	—	$—	N/A	N/A
December	444,263	$9.77	N/A	N/A

Total	444,263

(1)	All shares were purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Selected Financial Data.
(In thousands except per share amounts)

	For the years ended December 31,
	2006	2005	2004 (1)	2003	2002
Operating Data: (2)
Revenues from continuing operations	$286,905	$205,670	$134,763	$53,982	$9,314
Income from continuing operations	35,225	40,660	39,132	21,540	4,601
Basic earnings from continuing operations per share	0.27	0.32	0.34	0.27	0.23
Net income	66,635	43,809	38,886	4,647	5,767
Earnings per share	0.52	0.35	0.34	0.06	0.29
Cash distributions paid	82,850	80,475	67,797	40,498	6,179
Cash distributions declared per share	0.65	0.64	0.63	0.62	0.61
Payment of mortgage principal (3)	30,339	26,272	13,206	7,864	385
Balance Sheet Data:
Total assets	$3,336,296	$2,856,501	$2,718,396	$1,639,152	$806,298
Long-term obligations (4)	1,873,841	1,510,933	1,350,764	624,069	391,504

(1)	Includes the impact of the Merger in September 2004.

(2)	Certain prior year balances have been reclassified to discontinued operations.

(3)	Represents scheduled mortgage principal paid.

(4)	Represents mortgage obligations and deferred acquisition fee installments.
CPA®:15 2006 10-K — 22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per share amounts)
Executive Overview
Business Overview
As described in more detail in Item 1 of this annual report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of our revenue is earned from leasing real estate, primarily on a triple-net lease basis. We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”). As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Current Developments and Trends
Significant business developments that occurred during 2006 are detailed in the Significant Developments During 2006 section of Item 1 of this annual report.
Current trends include:
During 2006, we continued to see increased competition for net leased properties as capital continues to flow into real estate in general, and net leased real estate, in particular. We believe that low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple-net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but currently believe that several factors may provide us with continued investment opportunities in 2007, both domestically and internationally. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of increases in real estate prices by selectively disposing of properties.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates would likely cause an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and British pound sterling. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2006, the average rate for the U.S. dollar in relation to the Euro was moderately weaker than 2005, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current year as compared to 2005.
Companies in automotive related industries (manufacturing, parts, services, etc.) continue to experience a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive-related industries, of which one, Tower Automotive, is operating under bankruptcy protection. Tower has not indicated whether it will affirm its lease. These five tenants accounted for lease revenues of $7,054 in 2006 and have an aggregate carrying value of $51,068 as of December 31, 2006. Of these totals, Tower accounted for approximately $2,551 of lease revenues for 2006 and $18,478 of carrying value at December 31, 2006. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends could have an adverse impact on our results of operations.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders and increase our equity in our real estate. As a result, management’s assessment of
CPA®:15 2006 10-K — 23

operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition, below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple-net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to stockholders.
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to stockholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Rental income	$230,227	$166,317	$114,032
Interest income from direct financing leases	41,515	32,831	18,097

	$271,742	$199,148	$132,129

CPA®:15 2006 10-K — 24

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2006	2005	2004
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a) (b)	$28,541	$28,541	$19,197
Carrefour France, SA (a) (c) (i)	16,303	15,973	15,185
Lifetime Fitness, Inc. (a) (d)	15,735	4,928	4,928
True Value Company (a) (d)	14,471	—	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c) (e)	12,657	6,513	—
Thales SA (a) (b) (c)	11,213	11,073	4,538
OBI AG (a) (c) (f)	10,555	—	—
Advanced Micro Devices (a) (d)	9,210	—	—
Universal Technical Institute (b)	7,923	7,603	3,008
Pohjola Non-Life Insurance Company (a) (c) (e)	7,646	7,461	—
TietoEnator plc. (a) (b) (c)	7,131	6,981	3,381
Police Prefecture, French Government (a) (c) (h)	6,245	2,795	—
Foster Wheeler, Inc.	5,708	5,421	5,273
Medica – France, SA (a) (c)	5,527	5,231	5,020
Information Resources (a) (g) (i)	4,972	4,479	1,464
Qualceram Shires Ltd. (c)	4,136	4,012	3,983
Compucom (d)	4,065	—	—
Lillian Vernon	4,008	3,848	3,848
Other (a) (c) (d) (g) (i)	95,696	84,289	62,304

	$271,742	$199,148	$132,129

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $71,406, $39,450 and $21,815 for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)	We acquired or placed into service our interest in this investment during 2004.

(c)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Interests in or a portion of interests in these investments have been consolidated as of January 2006 as a result of implementation of EITF 04-05.

(e)	We acquired our interest in this investment during 2005.

(f)	We acquired our interest in this investment during 2006.

(g)	Includes the CIP® real estate interests acquired in the Merger in September 2004.

(h)	Interest in this investment was acquired in 2005 and has been consolidated as of October 2005 as a result of the implementation of FIN 46(R).

(i)	Increase is primarily due to CPI-based rent increases in 2006 and 2005.
CPA®:15 2006 10-K — 25

We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. Our share of net lease revenues in the following lease obligations is as follows:

	2006	2005	2004
Marriott International, Inc. (a)	$8,935	$8,833	$2,767
Petsmart, Inc.	2,518	2,491	2,491
Hologic, Inc.	2,028	2,020	2,020
The Upper Deck Company (a)	1,561	1,452	484
The Talaria Company (Hinckley) (b)	1,508	985	—
Del Monte Corporation (a)	1,478	1,471	493
Builders Firstsource, Inc.	598	576	574
Starmark Holdings, L.L.C. (c)	—	7,156	7,138
True Value Company (c)	—	7,236	7,236
Advanced Micro Devices, Inc. (a) (c)	—	3,484	1,086
Compucom Systems, Inc. (a) (c)	—	1,489	470
Actuant Corporation (c) (d) (f)	—	739	414
Police Prefecture, French Government (b) (d) (e)	—	662	—

	$18,626	$38,594	$25,173

(a)	Includes the CIP® real estate interests acquired in the Merger in September 2004.

(b)	We acquired our interest in this investment during 2005.

(c)	Interests in these investments have been consolidated as of January 2006 as a result of implementation of EITF 04-05.

(d)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(e)	Interest in this investment has been consolidated as of October 2005 as a result of the implementation of FIN 46(R).

(f)	We sold a 49.99% interest in this investment in May 2004 to an affiliate pursuant to a purchase option, prior to which this investment was consolidated.
Results of Operations
The presentation of results of operations for the year ended December 31, 2006 was affected by our adoption of Emerging Issues Task Force Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) effective January 1, 2006. As a result of adopting EITF 04-05, we now consolidate five limited partnerships and two limited liability companies, related to five tenants, that were previously accounted for as equity investments in real estate (see tables above). This adoption had a significant impact on lease revenues, depreciation and amortization, income from equity investments in real estate, minority interest in income and interest expense (as described below).
Lease Revenues
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, lease revenues (rental income and interest income from direct financing leases) increased by $72,594, primarily due to $44,558 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; $20,175 from new leases entered into during 2006 and 2005; $4,412 from rent increases at several properties, $2,090 from the full year effect of several build-to-suit projects completed during 2005 and $1,035 resulting from fluctuations in average foreign currency exchange rates as compared to 2005.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, lease revenues increased by $67,019 primarily due to $38,222 from new leases entered into during 2005 and 2004, $21,258 from the full year effect of properties acquired in the Merger in September 2004, $6,474 from the completion of several build-to-suit projects during 2005 and 2004 and $1,600 from rent increases at several properties.
Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties.
Other Real Estate Income
Other real estate income generally consists of costs reimbursable by tenants, lease termination payments and other non-rent related revenues including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of
CPA®:15 2006 10-K — 26

business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income.
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, other real estate income increased by $8,641 primarily due to the receipt of $8,145 of security deposits and prepaid rent from Starmark (inclusive of minority interest of $4,561) in 2006, on completion of our obligations related to the restructuring of Starmark’s master lease (see Item 1 — Significant Developments During 2006).
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, other operating income increased by $3,888 primarily due to an increase in reimbursable tenant costs resulting from the continued growth in our portfolio.
Depreciation and Amortization
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, depreciation and amortization increased $14,706, primarily resulting from the consolidation of entities pursuant to our adoption of EITF 04-05 and FIN 46(R) which contributed $9,471 of the increase and from investments acquired or placed into service in 2006 and 2005 which contributed $4,963 of the increase.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, depreciation and amortization expense increased by $15,988 primarily due to investment activity in 2005 and 2004 which contributed $10,610 of the increase and from the full year impact of properties acquired in the Merger in September 2004 which contributed $4,429 of the increase.
Property Expenses
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, property expenses increased $5,915, primarily due to an increase in asset management and performance fees, resulting from an increase in our asset base as a result of investment activity in 2006 and 2005 as well as from increases in property values as a result of our initial third party valuation of our portfolio as of December 31, 2005.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, property expenses increased by $11,526, primarily due to a $7,174 increase in asset management and performance fees payable to the advisor and an increase in costs reimbursable by tenants.
General and Administrative
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, total general and administrative expenses remained relatively unchanged. Increases in professional fees of approximately $1,500 were primarily offset by reductions in income taxes and other general and administrative expenses. Professional fees, which include legal and auditing services, increased primarily due to an increase in our asset base as a result of recent investment activity and legal fees incurred in connection with the Starmark transaction (see Item 1 – Significant Developments During 2006).
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, general and administrative expenses increased by $2,185, primarily due to an $828 increase in our share of expenses allocated by the advisor, a $539 increase in our share of rental expenses under an office-sharing agreement, a $530 increase in income taxes primarily incurred by a subsidiary located in the United Kingdom, a $411 increase in investor related costs, including printing and proxy solicitation costs and an increase in bad debt expense primarily for certain non-real estate related receivables of a French subsidiary which have been written off in connection with a sale. These increases were partially offset by a reduction in acquisition related expenses as a result of lower investment volume in 2005.
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
Impairment Charge
During 2006, we recognized an impairment charge of $18,957 in connection with entering into a plan to restructure a master lease agreement with Starmark (see Item 1 — Significant Developments During 2006). In addition, during the fourth quarter of 2006, we recognized impairment charges totaling $721 on two properties as a result of declines in the unguaranteed residual values of these properties. See Discontinued Operations below for a description of impairment charges recognized on assets held for sale during the past three years.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
CPA®:15 2006 10-K — 27

2006 vs. 2005 —For the years ended December 31, 2006 and 2005, income from equity investments in real estate decreased by $7,650, primarily from the consolidation of entities pursuant to our adoption of EITF 04-05 beginning January 2006.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, income from equity investments in real estate increased by $5,434, primarily due to increases of $4,384 and $550 related to the full year impact of equity investments in real estate acquired in 2004 (mainly due to the Merger in September 2004) and equity investments in real estate acquired in 2005, respectively.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable the partner(s) holding the non-controlling interest.
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, minority interest in income increased by $7,287, primarily due to our adoption of EITF 04-05 in January 2006 and to a lesser extent, investments acquired in 2006 and 2005. Minority interest increased by $15,545 as a result of our adoption of EITF 04-05 and $1,404 from recent investment activity. These increases were partially offset by our minority interest partners’ pro rata share of the Starmark impairment and debt prepayment/defeasance charges incurred in connection with the Starmark transaction (see Item 1 - Significant Developments During 2006).
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, minority interest in income increased by $4,798, primarily due to 2005 and 2004 investment activity, including the effect of the Merger which contributed $1,733 of the increase.
Gain (Loss) on Foreign Currency Transactions and Other Gains, Net
2006 vs. 2005 — For the year ended December 31, 2006 we recognized a net gain of $4,123 on foreign currency transactions and other gains as compared to a loss of $3,208 for 2005. These variances resulted primarily from the relative weakening of the U.S. dollar in 2006 as compared with its strengthening during 2005. Such gains result primarily from the repayment and translation of intercompany subordinated debt.
2005 vs. 2004 — For the year ended December 31, 2005, we recognized a net loss on foreign currency transactions and other gains of $3,208 as compared to a net gain of $5,457 for 2004. These variances resulted primarily from the relative strengthening of the U.S. dollar in 2005 as compared with its weakening in 2004.
Interest Expense
2006 vs. 2005 — For the years ended December 31, 2006 and 2005, interest expense increased by $41,341, primarily due to prepayment penalties and debt defeasance costs of $13,619, interest expense of $11,321 from the consolidation of entities pursuant to our adoption of EITF 04-05 in January 2006, $8,386 from mortgages obtained on properties acquired and build-to-suit projects placed into service in 2006 and 2005 and $2,568 from fluctuations in average foreign currency exchange rates as compared to 2005. Prepayment penalties and debt defeasance costs relate to the Starmark transaction ($10,072) and refinancing of the Oriental Trading Company mortgage ($3,547).
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, interest expense increased by $32,728, primarily as a result of the addition of $999,633 of new limited recourse mortgage financing in connection with the Merger and properties acquired during 2005 and 2004. This increase was partially offset by a $26,272 reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments.
Discontinued Operations
2006 — For the year ended December 31, 2006, we earned income from discontinued operations of $31,410, primarily due to gains from the sale of a New York property of $41,101 and other properties totaling $7,769. These gains were partially offset by an impairment charge of $8,614 related to the Starmark transaction (See Item 1 — Significant Developments During 2006) and $2,981 in prepayment penalties and related costs in connection with the prepayment of debt on the New York property. These amounts are inclusive of minority interest in income totaling $12,026.
2005 — For the year ended December 31, 2005, we earned income from discontinued operations of $3,149 primarily due to net income generated by discontinued properties totaling $6,687, which was partially offset by impairment charges totaling $1,210. These amounts are inclusive of minority interest in income totaling $2,899.
2004 — For the year ended December 31, 2004, we incurred a loss from discontinued operations of $246. Income generated by discontinued properties of $4,276, net of minority interest, was fully offset by an impairment charge of $5,000.
CPA®:15 2006 10-K — 28

Net Income
2006 vs. 2005 — For the year ended December 31, 2006 and 2005, net income increased by $22,826. In addition to income generated by properties acquired or placed into service in 2006 and 2005, net income was also positively affected by gains on the sale of several properties totaling $48,870 and to a lesser extent, foreign currency transactions gains. These increases were partially offset by impairment charges, prepayment penalties and defeasance costs totaling $37,643 related to the Starmark transaction. These variances are described above.
2005 vs. 2004 — For the years ended December 31, 2005 and 2004, net income increased $4,923 primarily due to income generated by properties acquired in 2005 and 2004, including the full year impact of the Merger, which was partially offset by adverse fluctuations in the average foreign currency exchange rates in 2005 as compared to 2004. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $174,375 as of December 31, 2006, an increase of $42,927 from the December 31, 2005 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our sources and use of cash during 2006 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During 2006, distributions paid to shareholders of $82,850 and scheduled mortgage principal installments of $30,339 were funded by cash flows generated from operations of $144,818. Distributions paid to minority interest partners of $122,745 primarily relate to the distribution of proceeds from the sale of a New York property and distributions of cash flow generated from operations.
During 2006, we received $11,770 primarily from the release of security deposits and prepaid rent in connection with the Starmark transaction (see Item 1 – Significant Developments During 2006). Also, as a result of the advisor’s election in 2006 to continue to receive performance fees in restricted common stock, we paid performance fees of $13,440 in restricted common stock rather than in cash. For 2007, the advisor has elected to continue to receive performance fees in restricted common stock.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During 2006, we used $202,890 to enter into an investment in Poland and, fund construction costs at a build-to-suit project, and contribute to joint ventures in connection with the purchase of two equity investments in real estate. The annual installment of deferred acquisition fees is paid each January to the advisor and totaled $9,455 in 2006. During 2006, we received proceeds of $237,985, net of selling costs from the sale of real estate, which relates primarily to the sale of a New York property (see Impact of the New York Property Sale below). In addition, our cash balances increased by $8,181 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05.
Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we prepaid mortgage obligations totaling $205,883, including the defeasance/repayment of the mortgage on the Starmark properties (approximately $101,000) and the prepayment of the mortgage on a New York property (approximately $81,000) that was sold during 2006. We also used $24,180 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. We obtained mortgage proceeds of $243,842 to fund investment activity which includes $25,000 of mortgage proceeds in connection with the refinancing of an expansion project. In connection with a New York property sale, we obtained a loan from the advisor of $84,000 to fund the mortgage payoff and used sale proceeds to repay this loan. We also received contributions totaling $67,101 from our minority partners, including the minority partners’ share of the defeasance/repayment of the Starmark mortgage and related prepayment penalties and debt defeasance costs and received $19,488 from the issuance of stock, net of costs.
CPA®:15 2006 10-K — 29

Summary of Financing
The table below summarizes our mortgage notes payable as of December 31, 2006 and 2005, respectively.

	December 31,
	2006	2005
Balance:
Fixed rate	$1,545,198	$1,456,240
Variable rate (1)	300,686	20,740

Total	$1,845,884	$1,476,980

Percent of total debt:
Fixed rate	84%	99%
Variable rate (1)	16%	1%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.03%	5.93%
Variable rate (1)	5.37%	6.90%

(1)	Included in variable rate debt at December 31, 2006 is (i) $180,772 in aggregate variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $119,914 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.
Impact of the New York Property Sale
During 2006, we sold a New York property for $200,012, net of selling costs and inclusive of minority interest. Our portion of the cash proceeds, after payment of selling costs, prepayment of the mortgage obligation, prepayment penalties and related costs associated with the mortgage prepayment and payments to the minority interest partner, totaled approximately $69,500. A portion of these cash proceeds were used to finance acquisitions in the fourth quarter of 2006 while the remainder will be used for future investment opportunities and for working capital needs.
The increase in annual operating cash flow (lease revenue less property level debt) resulting from our acquisitions in 2006 and expected increase from scheduled rent increases at existing properties, most of which are based on increases in the CPI, is expected to be offset by the reduction in operating cash flow resulting from the sale of our New York property during the second quarter of 2006.
Cash Resources
As of December 31, 2006, our cash resources consisted of cash and cash equivalents of $174,375, of which $21,882, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements, and unleveraged properties with a carrying value of $44,735. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distribution from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in 2007 including:
–	The impact from any investments we enter into during 2007, the full year impact of investments entered into during 2006 and the expected completion of a build-to-suit project in 2007, all of which we currently expect will have a net positive impact on our cash flow.

–	The advisor’s election in 2007 to continue to receive performance fees in restricted shares.

–	Scheduled rent increases on several properties during 2007 should result in additional cash flow.

–	The full year impact of dispositions completed in 2006 which will reduce cash flow in 2007.
Cash Requirements
During 2007, cash requirements will include scheduled mortgage principal payments including mortgage balloon payments totaling $4,006 with $292 due in July 2007 and $3,714 due in December 2007, paying distributions to shareholders and minority partners, funding a build-to-suit commitment as well as other normal recurring operating expenses. We also expect to seek to use our cash to invest in new properties to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during 2007.
CPA®:15 2006 10-K — 30

Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of December 31, 2006 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Mortgage notes payable – Principal	$1,845,884	$41,262	$196,718	$222,504	$1,385,400
Mortgage notes payable – Interest (1)	808,792	108,823	204,721	177,493	317,755
Deferred acquisition fees – Principal	27,957	10,802	14,087	3,068	—
Deferred acquisition fees – Interest	3,400	1,610	1,554	236	—
Subordinated disposition fees (2)	4,044	—	—	—	4,044
Build-to-suit commitments (3)	6,006	6,006	—	—	—
Property improvements (5)	8,800	4,400	4,400	—	—
Operating leases (4)	8,560	700	1,693	1,753	4,414

	$2,713,443	$173,603	$423,173	$405,054	$1,711,613

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2006.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents remaining build-to-suit commitment for a property in La Vista, Nebraska where estimated total construction costs are currently projected to total $14,660, of which $8,654 was funded as of December 31, 2006.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.

(5)	Represents our pro rata share of landlord improvements on the Life Time properties (see Item 1 — Significant Developments During 2006).
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2006.
As of December 31, 2006, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of the leases allow us to require financial assurances from tenants such as performance bonds or letters of credit if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matter should not have a material adverse effect on our financial condition, liquidity or results of operations.
Subsequent Events
In January 2007, we obtained $11,100 of limited recourse mortgage financing on an existing domestic property which was previously unencumbered. The mortgage financing has an annual fixed interest rate of 5.6% and a 10 year term.
Effective April 2, 2007, Trevor Bond is resigning from our board of directors in connection with his appointment to the advisor’s board of directors. Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007.
CPA®:15 2006 10-K — 31

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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either real estate subject to operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value of the lease term, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in prepaid rental income and security deposits in the accompanying consolidated financial statements.
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
CPA®:15 2006 10-K — 32

Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
During 2005, we entered into a joint venture with CPA®:16 — Global, an affiliate, in which we both own a 50% interest in a property in Paris, France that is leased to the Prefecture de Police. In accordance with FIN 46(R), we consolidate this VIE as we believe that we are the primary beneficiary.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 on January 1, 2006. As a result of adopting EITF 04-05, we now consolidate five limited partnerships and two limited liability companies with total assets of $452,421 and total liabilities of $261,752 at December 31, 2006 that were previously accounted for under the equity method of accounting. The portion of these entities not owned by us is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities.
Impairments
Impairment charges may be recognized on long-lived assets, including but not limited to, real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired. When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases, each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, it is different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value, that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to operating leases is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial
CPA®:15 2006 10-K — 33

difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost, as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (18 lessees represented approximately 65% of annual lease revenue during 2006), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Assets and Liabilities
In connection with the Merger in 2004, we acquired a subordinated interest in a mortgage trust that consists of limited recourse loans on 62 properties that we own or two of our affiliates own. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
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
Interest to be Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2006 and 2005 was approximately $240 and $654, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding limited recourse mortgage debt.
Income Taxes
We have elected and expect to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least
CPA®:15 2006 10-K — 34

90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax to the extent we distribute our net taxable income annually to our shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. We have and intend to continue to operate so that we meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax. We are subject to certain state, local and foreign taxes.
Recent Accounting Pronouncements
EITF 04-05
We adopted EITF 04-05 in June 2005 for all limited partnerships created or modified after June 29, 2005 and on January 1, 2006 for all other arrangements. Refer to “Critical Accounting Estimates – Basis of Consolidation” above for a discussion of EITF 04-05 and its effect on our financial position and results of operations.
FSP FAS 13-1
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
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We must adopt SFAS 155 effective January 1, 2007 and do not believe that this adoption will have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we recognize in its consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. We must adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of
CPA®:15 2006 10-K — 35

each individual error being corrected through the cumulative adjustment and how and when it arose. We adopted SAB 108 using the cumulative effect transition method effective December 31, 2006. The adoption of SAB 108 did not have an impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year, although early adoption is permitted. We believe that the adoption of SFAS 157 will not have a material effect on our financial position or results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our joint venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
Our objective in using derivatives is to limit our exposure to interest rate movements. We do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Certain stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses.
Because we transact business Belgium, Finland, France, Germany, Poland and the United Kingdom, we are also exposed to foreign exchange rate movements. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency, but remain subject to such movements to the extent of the difference.
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could increase and result in us recognizing credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
CPA®:15 2006 10-K — 36

During 2006, we obtained a €120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition), and entered into two interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements became effective in July 2006. Our affiliate owns a 25% interest in this venture. During 2004, we obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap agreement, which has a notional amount of $23,139 and $20,740 as of December 31, 2006 and 2005, respectively and a term ending February 2014. At December 31, 2006, the interest rate swaps had a fair value of $3,676 and were included in other assets. At December 31, 2005, the sole interest rate swap had a fair value liability of $903.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of December 31, 2006, our interest in CCMT had a fair value of $11,129. As of December 31, 2006, warrants issued to us by Information Resources, Inc., Compucom Systems, Inc. and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $1,891.
At December 31, 2006, all of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is at a fixed rate but which converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of December 31, 2006 ranged from 4.25% to 10%. The annual interest rates on our variable rate debt as of December 31, 2006 ranged from 5% to 6.87%.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$35,156	$33,515	$148,723	$61,622	$143,295	$1,122,887	$1,545,198	$1,541,780
Weighted average interest rate	6.21%	6.06%	7.19%	6.53%	6.10%	5.83%
Variable rate debt	$6,106	$6,818	$7,662	$8,445	$9,142	$262,513	$300,686	$300,686
As more fully described in Summary of Financing above, our current variable rate debt obligations include some obligations which are currently subject to variable rate obligations but have been hedged and some obligations which may convert to variable during their term. A change in interest rates of 1% would increase or decrease by an aggregate of $87,981 the combined fair value of our fixed rate debt, our hedges of variable rate debt and our mortgage obligations which are currently fixed rate but which have interest rate reset features which may change the interest rates to variable rates during their term.
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding year were conducted in the Euro and the British pound sterling (U.K.). For these currencies we are a net receiver of the foreign currency (we receive more cash than we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains (losses) were $824, $(645) and $3,414, for the years ended December 31, 2006, 2005 and 2004, respectively and net unrealized foreign currency translation gains (losses) were $1,958, $(2,736) and $2,091 for the years ended December 31, 2006, 2005 and 2004, respectively. Such gains (losses) are included in the accompanying consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases during each of the next five years and thereafter from our foreign operations, are as follows:

Lease Revenues (1)	2007	2008	2009	2010	2011	Thereafter	Total
Euro	$84,510	$84,510	$84,510	$81,964	$73,772	$566,737	$976,003
British pound sterling	8,158	8,303	8,673	8,743	8,814	199,041	241,732

	$92,668	$92,813	$93,183	$90,707	$82,586	$765,778	$1,217,735

CPA®:15 2006 10-K — 37

Scheduled debt service payments (principal and interest) for the mortgage notes payable during each of the next five years and thereafter from our foreign operations, are as follows:

Debt service (1) (2)	2007	2008	2009	2010	2011	Thereafter	Total
Euro	$53,902	$54,717	$55,682	$56,973	$117,464	$739,377	$1,078,115
British pound sterling	8,281	4,567	4,785	8,553	4,261	67,486	97,933

	$62,183	$59,284	$60,467	$65,526	$121,725	$806,863	$1,176,048

(1)	Based on the applicable December 31, 2006 exchange rate. Contractual rents and mortgage notes are denominated in the functional currency of the country of each property.

(2)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate as of December 31, 2006.
Debt service payments for 2010 and 2011 include balloon payments of $3,860 (British pounds sterling) and $40,667 (Euro), respectively. Additionally, as a result of statutory lease durations in France, projected debt service obligations exceed projected lease revenues in the years 2011 and thereafter. We currently expect the impact from future lease renewals, including any renewals on our properties in France, will be sufficient to cover our debt service obligations in those years.
CPA®:15 2006 10-K — 38

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:15 2006 10-K — 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company adopted EITF 04-05 in 2006.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 22, 2007
CPA®:15 2006 10-K — 40

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Real estate, net	$2,129,076	$1,754,493
Net investment in direct financing leases	480,699	440,415
Equity investments in real estate	116,577	185,055
Real estate under construction	11,587	—
Assets held for sale	—	13,873
Cash and cash equivalents	174,375	131,448
Marketable securities	11,167	11,323
Intangible assets, net	285,651	236,871
Funds in escrow	56,900	44,734
Other assets, net	70,264	38,289

Total assets	$3,336,296	$2,856,501

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$1,845,884	$1,469,149
Limited recourse mortgage notes payable on assets held for sale	—	7,831
Accrued interest	12,112	8,380
Accounts payable, accrued expenses and other liabilities	14,990	18,671
Due to affiliates	11,746	7,731
Deferred acquisition fees payable to affiliate	27,957	33,953
Prepaid and deferred rental income and security deposits	80,763	56,184
Distributions payable	21,099	20,460

Total liabilities	2,014,551	1,622,359

Minority interest in consolidated entities	275,809	198,942

Commitments and contingencies (Note 14)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 132,562,897 and 129,310,515 shares issued and outstanding, respectively	133	129
Additional paid-in capital	1,211,624	1,178,700
Distributions in excess of accumulated earnings	(139,223)	(122,369)
Accumulated other comprehensive income (loss)	13,245	(5,597)

	1,085,779	1,050,863
Less, treasury stock at cost, 4,178,710 and 1,751,690 shares, respectively	(39,843)	(15,663)

Total shareholders’ equity	1,045,936	1,035,200

Total liabilities and shareholders’ equity	$3,336,296	$2,856,501

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2006 10-K — 41

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	For the years ended December 31,
	2006	2005	2004
Revenues:
Rental income	$230,227	$166,317	$114,032
Interest income from direct financing leases	41,515	32,831	18,097
Other real estate income	15,163	6,522	2,634

	286,905	205,670	134,763

Operating Expenses:
Depreciation and amortization	(60,644)	(45,938)	(29,950)
Property expenses	(37,196)	(31,281)	(19,755)
General and administrative	(10,697)	(10,597)	(8,412)
Impairment charge	(19,678)	—	—

	(128,215)	(87,816)	(58,117)

Other Income and Expenses:
Income from equity investments in real estate	7,849	15,499	10,065
Other interest income	7,044	4,368	3,291
Minority interest in income	(18,785)	(11,498)	(6,700)
Gain (loss) on foreign currency transactions and other gains, net	4,123	(3,208)	5,457
Interest expense	(123,696)	(82,355)	(49,627)

	(123,465)	(77,194)	(37,514)

Income from continuing operations	35,225	40,660	39,132

Discontinued Operations:
Income from operations of discontinued properties	3,180	6,687	7,021
Gain on sale of real estate, net	48,870	571	478
Impairment charges on assets held for sale	(8,614)	(1,210)	(5,000)
Minority interest in income	(12,026)	(2,899)	(2,745)

Income (loss) from discontinued operations	31,410	3,149	(246)

Net Income	$66,635	$43,809	$38,886

Earnings Per Share:
Income from continuing operations	$0.27	$0.32	$0.34
Income from discontinued operations	0.25	0.03	—

Net income	$0.52	$0.35	$0.34

Distributions Declared Per Share	$0.6516	$0.6386	$0.6306

Weighted Average Shares Outstanding	128,478,526	126,926,108	112,766,233

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2006 10-K — 42

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Net income	$66,635	$43,809	$38,886
Other comprehensive income (loss):
Change in foreign currency translation adjustment	14,967	(10,920)	3,118
Change in unrealized gain (loss) on marketable securities	190	(491)	344
Unrealized gain (loss) on derivative instruments	3,685	(375)	(528)

	18,842	(11,786)	2,934

Comprehensive income	$85,477	$32,023	$41,820

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share amounts)

			Distributions in	Accumulated
			Excess of	Other
	Common	Additional	Accumulated	Comprehensive	Treasury
	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2004	$106	$944,788	$(52,887)	$3,255	$(171)	$895,091
20,328,907 shares issued $.001 par, at $10 per share, net of offering costs	20	202,350				202,370
Distributions declared			(71,150)			(71,150)
Net income			38,886			38,886
Change in other comprehensive income (loss)				2,934		2,934
Repurchase of 397,342 shares					(3,923)	(3,923)

Balance at December 31, 2004	126	1,147,138	(85,151)	6,189	(4,094)	1,064,208

3,300,589 shares issued $.001 par, at $10 per share, net of offering costs	3	31,562				31,565
Distributions declared			(81,027)			(81,027)
Net income			43,809			43,809
Change in other comprehensive income (loss)				(11,786)		(11,786)
Repurchase of 1,335,541 shares					(11,569)	(11,569)

Balance at December 31, 2005	129	1,178,700	(122,369)	(5,597)	(15,663)	1,035,200

3,252,382 shares issued $.001 par, at $10 and $10.50 per share, net of offering costs	4	32,924				32,928
Distributions declared			(83,489)			(83,489)
Net income			66,635			66,635
Change in other comprehensive income (loss)				18,842		18,842
Repurchase of 2,427,020 shares					(24,180)	(24,180)

Balance at December 31, 2006	$133	$1,211,624	$(139,223)	$13,245	$(39,843)	$1,045,936

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2006 10-K — 43

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$66,635	$43,809	$38,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	62,142	52,003	35,105
Income from equity investments in real estate in excess of distributions received	(1,891)	(1,101)	(632)
Minority interest in income	30,811	14,397	9,445
Straight-line rent adjustments	1,220	1,189	(5,200)
Issuance of shares to affiliate in satisfaction of fees due	13,440	11,190	6,487
Impairment charges	28,292	1,210	5,000
Unrealized gain (loss) on foreign currency transactions and other gains, net	(3,299)	2,563	(2,043)
Gains on sale of real estate, net	(48,870)	(571)	(478)
Realized gain (loss) on foreign currency transactions	(824)	645	(3,414)
Gain on extinguishment of debt	—	(363)	—
Funds released from escrow and restricted cash	11,770	—	—
Settlement proceeds assigned to tenant / lender	(7,678)	(338)	(2,754)
Changes in operating assets and liabilities, net of operating assets acquired and liabilities assumed in connection with acquisition of business operations	(6,930)	(584)	10,319

Net cash provided by operating activities	144,818	124,049	90,721

Cash Flows from Investing Activities:
Distributions from equity investments in real estate in excess of equity income	1,184	3,069	1,570
Acquisitions of real estate and equity investments in real estate and other capitalized costs (a)	(202,890)	(394,128)	(688,335)
Payment of deferred acquisition fees to an affiliate	(9,455)	(6,001)	(3,253)
Purchase of short-term investments	—	—	(17,782)
Proceeds from redemption of short-term investments	—	—	55,615
Purchases of securities	—	—	(39,125)
Proceeds from sales of securities	—	20,000	130,125
Value added taxes recoverable on purchases of real estate	—	—	5,134
Proceeds from sale of real estate and equipment	237,985	23,723	16,828
Deposit of escrow from proceeds from sale of real estate	(4,754)	—	—
Increase in cash due to consolidation of certain ventures	8,181	—	—
Cash acquired in acquisition of business operations (b)	—	—	86,626
Cash payments to shareholders of acquired company	—	—	(231,826)

Net cash provided by (used in) investing activities	30,251	(353,337)	(684,423)

Cash Flows from Financing Activities:
Distributions paid	(82,850)	(80,475)	(67,797)
Distributions to minority interest partners	(122,745)	(18,505)	(6,900)
Contributions from minority interest partners	67,101	37,589	76,720
Proceeds from mortgages (c)	243,842	301,493	495,954
Prepayment of mortgage principal	(205,883)	—	—
Scheduled payments of mortgage principal	(30,339)	(26,272)	(13,206)
Deferred financing costs and mortgage deposits, net of deposits refunded	(399)	(585)	(163)
Prepayment of note payable	—	—	(3,862)
Loan from affiliate	84,000	—	—
Repayment of loan from affiliate	(84,000)	—	—
Proceeds from issuance of shares, net of costs	19,488	20,375	21,954
Purchase of treasury stock	(24,180)	(11,569)	(3,923)

Net cash (used in) provided by financing activities	(135,965)	222,051	498,777

Effect of exchange rate changes on cash	3,823	(5,837)	4,230

Net increase (decrease) in cash and cash equivalents	42,927	(13,074)	(90,695)
Cash and cash equivalents, beginning of year	131,448	144,522	235,217

Cash and cash equivalents, end of year	$174,375	$131,448	$144,522

The accompanying notes are an integral part of these consolidated financial statements.
(Continued)
CPA®:15 2006 10-K — 44

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share and per share amounts)
Non-cash investing and financing activities:

(a)	The cost basis of real estate investments acquired during 2006, 2005 and 2004 also includes deferred acquisition fees payable to W. P. Carey & Co. LLC of $3,459, $5,304 and $13,899, respectively.

(b)	The merger with Carey Institutional Properties Incorporated (“CIP®”), as described in Note 3 to the consolidated financial statements, consisted of the acquisition and assumption of certain assets and liabilities, respectively, at fair value in exchange for the issuance of shares, a cash payment to CIP® shareholders who elected to redeem their shares and certain costs, as follows:

Real estate accounted for under operating leases	$228,465
Net investment in direct financing leases	136,638
Intangible assets	106,641
Equity investments in real estate	94,251
Investment in mortgage loan securitization	11,999
Other assets	3,255
Mortgage notes payable net (cost $205,572)	(202,186)
Amounts due to CIP®shareholders (i)	(231,826)
Other liabilities (ii)	(24,161)
Minority interest	(35,497)
Issuance of common stock	(174,205)

Cash acquired in acquisition of CIP®’s business operations	$86,626

As part of the merger, the Company issued 17,420,571 shares of common stock of the Company to shareholders of CIP® in exchange for 15,982,176 shares of common stock of CIP®.
(i)	Consists of distribution payable of $90,913 and $140,913 for redemption of shares, both of which were paid in 2004.

(ii)	Includes current and deferred fees of $6,385 and $5,108 payable to the advisor (see Note 4 to the consolidated financial statements).

(c)	Net of $7,678 and $1,941 held back by tenant / lenders to fund escrow accounts in 2006 and 2004. No such funds were held back by lenders in 2005.
Supplemental cash flow information:

	For the years ended December 31,
	2006	2005	2004
Interest paid, net of amounts capitalized	$107,569	$86,417	$53,639

Interest capitalized	$240	$654	$3,298

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2006 10-K — 45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated (the “Company”) is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. The primary source of the Company’s revenue is earned from leasing real estate, primarily on a triple-net basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of December 31, 2006, the Company’s portfolio consisted of 334 properties leased to 83 tenants and totaling approximately 30.7 million square feet. Subject to certain restrictions and limitations, the business of the Company is managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively referred to as the “advisor”). As of December 31, 2006, the advisor owns 4,528,437 shares of the Company’s common stock.
Organization
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
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls. Entities that the Company accounts for under the equity method (i.e., at cost, increased or decreased by the Company’s share of earnings or losses, less distributions) include (i) entities that are VIEs and of which the Company is not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company does not control, but over which the Company has the ability to exercise significant influence. The Company will reconsider its determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
During 2005, the Company entered into a joint venture with CPA®:16 — Global, an affiliate, in which both own a 50% interest in a property in Paris, France that is leased to the Prefecture de Police. In accordance with FIN 46(R), the Company consolidates this VIE as it believes that the Company is the primary beneficiary.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. The Company adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, the Company adopted EITF 04-05 on January 1, 2006. As a result of adopting EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with total assets of $452,421 and total liabilities of $261,752 at December 31, 2006 that were previously accounted for under the equity method of accounting. The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
The Company has interests in five joint ventures that are consolidated and has minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions
CPA®:15 2006 10-K — 46

Notes To Consolidated Financial Statements
of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December 31, 2006 and 2005 was $32,622 and $62,812, respectively. The fair value of these minority interests at December 31, 2006 and 2005 was $65,794 and $56,360, respectively.
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The consolidated financial statements included in this Form 10-K have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
In connection with the Company’s acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the accompanying consolidated financial statements.
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
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. The Company also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management also considers estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Intangibles for both in-place and above-market leases are amortized to expense over the remaining initial lease term while intangibles for both tenant relationships and below-market leases are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible is charged to expense. The purchase price allocation in connection with the Merger is described in Note 3.
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
CPA®:15 2006 10-K — 47

Notes To Consolidated Financial Statements
Cash and Cash Equivalents and Short-Term Investments
The Company considers all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2006 and 2005, the Company’s cash and cash equivalents were held in the custody of several financial institutions, including international institutions, and these balances, at times, exceed federally insurable limits. The Company mitigates this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations as of December 31, 2006 and 2005 (see Note 10), are classified as available for sale securities and reported at fair value, with the Company’s interest in unrealized gains and losses on these securities reported as a component of other comprehensive income (loss) until realized.
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
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by the advisor to the Company relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than four years following the first anniversary of the date a property was purchased (see Note 4).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2006, lessees were responsible for the direct payment of real estate taxes of approximately $29,000.
The Company diversifies its real estate investments among various corporate tenants engaged in different industries, by property type and geographically. Two tenants, Mercury Partners, LP and U-Haul Moving Partners, Inc., jointly represented 10% of total lease revenue, inclusive of minority interest during 2006. Substantially all of the Company’s leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to the Company is reached.
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 5).
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 6). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the lease.
On an ongoing basis, the Company assesses its ability to collect rent and other tenant-based receivables and determines an appropriate allowance for uncollected amounts. Because the Company has a limited number of lessees (18 lessees represented approximately 65% of annual lease revenue during 2006), the Company believes that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. The Company generally recognizes a provision for uncollected rents and other tenant receivables and measures its allowance against actual arrearages. For amounts in arrears, the Company makes subjective judgments based on its knowledge of a lessee’s circumstances and may reserve for the entire
CPA®:15 2006 10-K — 48

Notes To Consolidated Financial Statements
receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations. For the years ended December 31, 2006 and 2005, the allowance for uncollected rents was $458.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 30 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
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
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and are subsequently adjusted for the Company’s proportionate share of earnings and cash contributions and distributions. On a periodic basis, the Company assesses whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
When the Company identifies assets as held for sale, it discontinues depreciating the assets and estimates the sales price, net of selling costs, of such assets. If in the Company’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and a valuation allowance is established. To the extent that a purchase and sale agreement has been entered into, the allowance is based on the negotiated sales price. To the extent that the Company has adopted a plan to sell an asset but has not entered into a sales agreement, it will make judgments of the net sales price based on current market information. The Company will continue to review the initial valuation for subsequent changes in the fair value less costs to sell and will recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized). If circumstances arise that previously were considered unlikely and, as a result, the Company decides not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Foreign Currency Translation
The Company consolidates its real estate investments in the European Union and owns interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British pound sterling (U.K.). The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2006 and 2005, the cumulative foreign currency translation adjustment gain (loss) was $10,420 and ($4,547), respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and
CPA®:15 2006 10-K — 49

Notes To Consolidated Financial Statements
reported as a component of other comprehensive income as part of shareholder’s equity. The contributions to the equity investments in real estate were funded in part through subordinated debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and the Company recognized unrealized gains (losses) of $1,958, ($2,736) and $2,091 from such transactions for the years ended December 31, 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company recognized realized gains (losses) of $824, ($645) and $3,414, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
The Company accounts for its derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Certain stock warrants which were granted to the Company by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. Changes in fair value for the year ended December 31, 2006 generated an unrealized gain of $1,342. As of December 31, 2006, warrants issued to the Company by Information Resources, Inc., Compucom Systems, Inc. and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $1,891 and $549 at December 31, 2006 and 2005, respectively. The Company has interest rate swap instruments on variable rate loans which had notional amounts of $180,772 and $20,740 as of December 31, 2006 and 2005, respectively. The interest rate swaps are derivative instruments designated as a cash flow hedges which allow the Company to limit its exposure to interest rate movements. Changes in the fair value of the interest rate swap agreements are included in other comprehensive income (loss). The interest rate swaps were entered into in 2004 and 2006 and reflected unrealized gains (losses) of $2,782, ($903) and ($528) at December 31, 2006, 2005 and 2004, respectively.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when the Company has committed to a plan to actively market a property for sale and expects that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (see Note 9).
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
Income Taxes
The Company has elected and expects to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, the Company is required, among other things, to distribute at least 90% of its net taxable income (excluding net capital gains) to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to U.S. federal income tax to the extent it distributes its net taxable income annually to its shareholders. Accordingly, no provision for U.S. federal income taxes is included in the accompanying consolidated financial statements. The Company has and intends to continue to operate so that it meets the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to U.S. federal income tax. The Company is subject to certain state, local and foreign taxes. State, local and franchise taxes of $149, $1,071 and $612 are included in general and administrative expenses for the years ended December 31, 2006, 2005 and 2004, respectively.
During the third quarter of 2005, upon being advised that certain distributions, beginning with the April 2004 distribution, might be construed to be preferential dividends, the Company promptly notified the IRS and submitted a request for a closing agreement. In March 2006, the Company entered into a closing agreement with the IRS, under which the IRS reached a final determination that it
CPA®:15 2006 10-K — 50

Notes To Consolidated Financial Statements
would not challenge the Company’s qualification as a REIT, or the deductibility of dividends paid to its shareholders, for the tax years ended December 31, 2005 and 2004 based upon the manner in which the Company issued shares in its distribution reinvestment plan. In settlement of this matter, the advisor made a payment of $129 to the IRS and the Company cancelled the issuance of a de minimis number of shares issued pursuant to its distribution reinvestment plan that may have caused the dividends to be preferential.
Earnings Per Share
The Company has a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the accompanying consolidated financial statements.
Recent Accounting Pronouncements
EITF 04-05
The Company adopted EITF 04-05 in June 2005 for all limited partnerships created or modified after June 29, 2005 and on January 1, 2006 for all other arrangements. Refer to Basis of Consolidation above for a discussion of the effect of EITF 04-05 on the Company’s financial position and results of operations.
FSP FAS 13-1
In October 2005, the FASB issued Staff Position No. 13-1 “Accounting for Rental Costs Incurred during a Construction Period” (“FSP FAS 13-1”). FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period. FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period. Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3. FSP FAS 13-1 is effective for the first reporting period beginning after December 15, 2005. The Company adopted FSP FAS 13-1 as required on January 1, 2006 and the initial application of this Staff Position did not have a material impact on its financial position or results of operations.
SFAS 155
In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The Company must adopt SFAS 155 effective January 1, 2007 and does not believe that this adoption will have a material impact on its financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company not recognize in its consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. The Company must adopt FIN 48 effective January 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.
SAB 108
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) which was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.
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
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements
CPA®:15 2006 10-K — 51

Notes To Consolidated Financial Statements
as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company adopted SAB 108 effective December 31, 2006 using the cumulative effect transition method. The adoption of SAB 108 did not have animpact on the Company’s financial position or results of operations.
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for the Company’s 2008 fiscal year, although early adoption is permitted. The Company believes that the adoption of SFAS 157 will not have a material effect on its financial position or results of operations.
Note 3. Business Combination with Carey Institutional Properties Incorporated
On September 1, 2004, a subsidiary of the Company and Carey Institutional Properties Incorporated (“CIP®”), an affiliated REIT managed by the advisor, completed a Merger pursuant to a merger agreement dated June 4, 2004 between the companies. The Merger provided a liquidation option for CIP® shareholders and provided for the continued growth and enhancement of the Company’s investment portfolio. Under the terms of the Merger, which was approved by the shareholders of both companies at special meetings of the shareholders of each company held on August 24, 2004, the Company’s subsidiary is the surviving company. The total purchase price for CIP® was $519,477, which is comprised of 17,420,571 shares ($174,206 based on $10 per share) of the Company’s common stock, $140,913 in consideration for CIP® shareholders who redeemed their interests, fair value of debt assumed of $202,186 and transaction costs of $2,172. Prior to the completion of the Merger, CIP®’s interests in certain real estate assets that did not meet the investment objectives of the Company were sold to the advisor.
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
The Company accounted for the Merger under the purchase method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based upon their fair values. The assets acquired primarily consist of commercial real estate assets net leased to single tenants, cash, a subordinated interest in a mortgage loan securitization, receivables and deposits. The liabilities assumed primarily consist of mortgage notes payable, accrued interest, accounts payable, security deposits and amounts due to former CIP® shareholders. The amounts due to former CIP® shareholders were paid prior to September 30, 2004. The results of operations for the year ended December 31, 2004 include CIP® for the period from September 1, 2004 to December 31, 2004.
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
CPA®:15 2006 10-K — 52

Notes To Consolidated Financial Statements
Note 4. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the Company and the advisor, the advisor performs certain services for the Company including the identification, evaluation, negotiation, financing, purchase and disposition of investments, the day-to-day management of the Company and the performance of certain administrative duties. The advisory agreement between the Company and the advisor provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are be payable in cash or restricted stock at the option of the advisor. For 2006, the advisor elected to receive its performance fees in restricted shares of common stock of the Company. The Company incurred base asset management fees of $13,957, $11,468 and $7,881 in 2006, 2005 and 2004, respectively, with performance fees in like amounts, which are included in property expenses in the accompanying consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on behalf of the Company, the advisory agreement provides for acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current acquisition fees were $4,324, $6,630 and $17,373 for investments that were acquired during 2006, 2005 and 2004, respectively. Deferred acquisition fees were $3,459, $5,304 and $13,899 for investments that were acquired during 2006, 2005 and 2004, respectively, and are payable to the advisor. An annual installment of deferred fees was paid to the advisor in January 2006.
In connection with managing the Company’s day-to-day operations, the Company also reimburses the advisor for the allocated cost of personnel needed to provide administrative services necessary to the operations of the Company. The Company incurred personnel reimbursements of $3,921, $3,697 and $2,869 in 2006, 2005 and 2004, respectively, which are included in general and administrative expenses in the accompanying consolidated financial statements.
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
The advisor is entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of Company assets since the inception of the Company, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual distribution return of 6% (based on an initial share price of $10) since the inception of the Company. The advisor’s interest in such disposition fees amounted to $4,580 and $1,273 as of December 31, 2006 and 2005, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. The Company has concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the accompanying consolidated financial statements.
The Company owns interests in limited partnerships and limited liability companies which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally owned by affiliates.
The Company is a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of the agreement, the Company’s share of rental occupancy and leasehold improvement costs is based on gross revenues of the affiliates. Expenses incurred in 2006, 2005 and 2004 were $1,090,
CPA®:15 2006 10-K — 53

Notes To Consolidated Financial Statements
$1,010 and $471, respectively. The Company’s current share of aggregate future annual minimum lease payments is $886 through 2016.
In connection with the sale of a property in June 2006, the Company borrowed $84,000 from its advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. The Company incurred interest expense of $18 in connection with this borrowing.
Note 5. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases is summarized as follows:

	December 31,
	2006	2005
Cost	$2,274,562	$1,832,767
Less: Accumulated depreciation	(145,486)	(78,274)

	$2,129,076	$1,754,493

As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with net real estate assets of $345,334 at December 31, 2006 that were previously accounted for under the equity method of accounting.
The Company and an affiliate own interests in a venture owning 15 properties formerly leased to Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) under a master lease agreement. The Company owns a 44% interest and is the managing member in a venture which owns these properties and, therefore, consolidates the investment on its financial statements pursuant to its adoption of EITF 04-05. The Company also leases two wholly-owned properties to Starmark Holdings under a separate master lease agreement.
In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of the Company and its affiliate, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.
In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a new tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture has transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark in the third quarter of 2006. The $20,000 of improvements are for the benefit of the venture and will be retained by the venture upon expiration of the lease. One additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. The master lease agreement was amended to remove these properties.
As a result of approving the restructuring plan, during 2006, the venture recognized impairment charges on this investment totaling $27,571, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $18,957 is included in income from continuing operations and $2,314 is included in income from discontinued operations, and an impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values. The venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% with a 10-year term.
CPA®:15 2006 10-K — 54

Notes To Consolidated Financial Statements
In December 2006, a third party, Fitness Ventures LLC (“Fitness Ventures”) purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued the venture warrants to acquire up to 10% of its equity and entered into new leases for the four properties remaining under the master lease and for the two wholly-owned properties. The new leases have terms that are similar to the original leases. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represents security deposits and prepaid rent from Starmark and $467 represents the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees.
The amounts above are inclusive of minority interest. The minority venture partners will be allocated their share of the net income effects of the termination revenue and the defeasance/repayment costs of the existing debt in the periods described.
The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI-based increases, under non-cancelable operating leases are as follows:

Year ending December 31,
2007	$223,801
2008	224,688
2009	225,624
2010	224,365
2011	217,883
Thereafter through 2028	1,810,484
Note 6. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2006	2005
Minimum lease payments receivable	$788,766	$814,567
Unguaranteed residual value	381,777	345,551

	1,170,543	1,160,118
Less: unearned income	(689,844)	(719,703)

	$480,699	$440,415

During 2006, the Company recognized impairment charges totaling $721 on two properties as a result of declines in the unguaranteed residual value of these properties.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants and future CPI–based increases, under non-cancelable direct financing leases are as follows:

Year ending December 31,
2007	$41,833
2008	41,656
2009	41,752
2010	42,062
2011	42,192
Thereafter through 2033	579,271
Percentage rent revenue was approximately $434 in 2006 and 2005. There was no percentage rent revenue in 2004.
CPA®:15 2006 10-K — 55

Notes To Consolidated Financial Statements
Note 7. Equity Investments in Real Estate
The Company owns interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which its ownership interests are 50% or less and the Company exercises significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. All of the underlying investments are owned with affiliates that have similar investment objectives as the Company. The lessees are Petsmart, Inc., Builders FirstSource, Inc., Hologic, Inc., Marriott International, Inc., The Upper Deck Co., Del Monte Corporation, The Talaria Company (doing business as The Hinckley Company) and Goertz + Schiele GmbH & Co. and subsidiaries. The interests in the Marriott, Upper Deck and Del Monte properties were acquired in September 2004 in connection with the Merger. The interest in Hinckley was acquired in May 2005. The interests in Goertz + Schiele were acquired in November and December 2006.
Summarized combined financial information of the equity investees is as follows:

	December 31,
	2006	2005
Assets (primarily real estate)	$412,578	$820,624
Liabilities (primarily mortgage notes payable)	(202,465)	(486,369)

Partners’ and members’ equity	$210,113	$334,255

Company’s share of equity investees’ net assets	$116,577	$185,055

	For the years ended December 31,
	2006	2005	2004
Revenue (primarily rental income and interest income from direct financing leases)	$43,390	$90,685	$84,612
Expenses (primarily interest on mortgages and depreciation)	(18,371)	(46,658)	(45,799)

Net income	$25,019	$44,027	$38,813

Company’s share of net income from equity investments in real estate	$7,849	$15,499	$10,065

As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies that were previously accounted for under the equity method of accounting, and had a carrying value of $83,214 at December 31, 2005.
Note 8. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2006 —The Company and an affiliate, through 75% and 25% interests in a venture, respectively, acquired an investment in Poland at a total cost of $183,300, which is based upon the applicable exchange rate of the Euro at the date of acquisition and is inclusive of minority interest. In connection with this investment, the Company and its affiliate obtained $145,222 of non-recourse mortgage financing, based upon the applicable exchange rate of the Euro at the date of acquisition and inclusive of minority interest. Although the mortgage financing is variable, as a result of entering into two interest rate swap agreements, the Company has an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
2005 —The Company completed three investments, at a total cost of $374,527, which is based upon the applicable exchange rate at the date of acquisition where appropriate. In connection with these investments, $269,614 in limited recourse mortgage financing was obtained with a weighted average annual interest rate and term of approximately 4.5% and 10 years, respectively. Included in the total cost of investments is $106,649 representing an investment in certain land and office facilities located in Paris, France. In connection with this investment, the Company obtained limited recourse mortgage financing of $78,585, based upon the applicable exchange rate at the date of closing, at a fixed annual interest rate of 4.35% for a term of 10 years.
Equity Investments in Real Estate Acquired
2006 —The Company, together with an affiliate, completed two equity investments in real estate (one in the United States and one in Germany) in entities where the Company’s ownership interests are 50%. The Company is accounting for these investments under the equity method of accounting, as the Company does not have a controlling interest but exercises significant influence. The Company’s proportionate share of cost and limited recourse mortgage financing in these investments is $20,987 and $11,719, respectively, based
CPA®:15 2006 10-K — 56

Notes To Consolidated Financial Statements
upon the applicable exchange rate at the date of acquisition. The weighted average annual fixed interest rate and term of the mortgage financing is 5.73% and 10 years, respectively.
2005 —The Company, together with an affiliate, completed an equity investment in real estate in an entity where the Company’s ownership interest is less than 50%. The Company is accounting for this investment under the equity method of accounting, as the Company does not have a controlling interest. The Company’s proportionate share of cost and limited recourse mortgage financing in this investment is $17,496 and $10,500, respectively. The annual interest rate and term of the mortgage financing is 6.26% and 20 years, respectively.
Real Estate Under Construction
2006 —The Company entered into a build-to-suit project to construct an addition at an existing facility up to a total projected cost of $14,660 of which $8,654 was expended through December 31, 2006. In connection with this transaction, the Company refinanced a limited recourse mortgage of $15,800 for $25,000 in August 2006. This transaction allowed the Company to obtain additional limited recourse mortgage financing at a lower fixed annual interest rate of 6.56% versus 6.98%. The new financing matures in September 2026.
2005 —The Company entered into three build-to-suit projects to construct additions at existing facilities at a total cost of $10,702. In connection with the completion of real estate under construction, the Company obtained limited recourse mortgage financing of $31,879 at a weighted average interest rate and term of approximately 6.4% and 16.5 years, respectively. All real estate under construction had been placed in service as of December 31, 2005.
Note 9. Discontinued Operations
2006 — A consolidated venture in which the Company and an affiliate hold 60% and 40% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,441 and $4,101, respectively). In connection with the sale, the venture also repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
The Company also sold two domestic properties and an international property for combined proceeds of $37,973, net of selling costs, and recognized a net gain on sale of $7,769. In addition, the Company has accounted for the transfer of four properties to Lifetime Time (see Note 5) as a sale, as title was transferred to the new tenant and the Company has no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as the Company recognized impairment charges totaling $8,614 (inclusive of minority interest of $4,824) during 2006 to reduce the carrying value of the four transferred properties to their estimated fair values.
2005 — The Company sold domestic and international properties for combined proceeds of $23,509, net of selling costs, and recognized a combined net gain on sale of $1,662, excluding a reserve for uncollected rents of $1,812 previously recorded against the international property and impairment charges totaling $5,610 previously recorded against the domestic property. Prior to the sale of the domestic property, the Company received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant in settlement of its remaining lease obligations. The former tenant also agreed to forfeit its $1,694 security deposit. Through December 31, 2006, the tenant has made periodic payments totaling $1,300 on the promissory note. The Company has reserved for substantially all the remaining amounts due under the note.
In November 2005, the Company entered into a deed-in-lieu transaction with the lender of limited recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, the Company transferred the property to the lender in return for release from the outstanding debt obligation and recorded a charge on extinguishment of debt of $363. The Company had previously recognized impairment charges totaling $24,600 against this property. During 2005, the Company also sold certain equipment at this property and recorded a loss of $1,091.
2004 — The Company sold a domestic property for $11,041, net of selling costs, and recognized a gain of $478. This property was acquired in September 2004 in connection with the Merger.
CPA®:15 2006 10-K — 57

Notes To Consolidated Financial Statements
In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, impairment charges, gain or loss on sale of real estate and minority interest in income for properties held for sale are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	For the years ended December 31,
	2006	2005	2004
Revenues (primarily rental revenues)	$10,729	$21,752	$20,718
Expenses (primarily interest on mortgages including mortgage prepayment penalty, depreciation and property expenses)	(7,549)	(15,065)	(13,697)
Gain on sales of real estate, net	48,870	571	478
Impairment charges on assets held for sale	(8,614)	(1,210)	(5,000)
Minority interest in income	(12,026)	(2,899)	(2,745)

Income (loss) from discontinued operations	$31,410	$3,149	$(246)

Note 10. Interest in Mortgage Loan Securitization
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
As of December 31, 2006 and 2005, the fair value of the Company’s interest was $11,129 and $11,323, respectively, reflecting an unrealized gain (loss) of $43 and ($147) and accumulated amortization of $914 and $529 at December 31, 2006 and 2005, respectively. The fair value of the Company’s interests in the CCMT mortgage securitization is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of the interest based on adverse changes in the market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	December 31, 2006	change	change
Fair value of the Company’s interest in CCMT	$11,129	$10,703	$10,297
The above sensitivity is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 11. Intangibles
In connection with its acquisition of properties, the Company has recorded net lease intangibles of $313,413, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the accompanying consolidated financial statements.
CPA®:15 2006 10-K — 58

Notes To Consolidated Financial Statements
Intangibles are summarized as follows:

	December 31,
	2006	2005
Lease intangibles
In-place lease	$201,568	$157,737
Tenant relationship	36,585	29,474
Above-market rent	100,012	76,359
Less: accumulated amortization	(52,514)	(26,699)

	285,651	236,871

Below-market rent	(24,752)	(18,775)
Less: accumulated amortization	2,960	1,622

	(21,792)	(17,153)

Net amortization of intangibles, including the effect of foreign currency translation, was $22,653, $18,458 and $7,370 for the years ended December 31, 2006, 2005 and 2004, respectively. Based on the intangibles recorded through December 31, 2006, annual net amortization of intangibles for each of the next five years is expected to be $22,792.
As a result of adopting the provisions of EITF 04-05, the Company now consolidates five limited partnerships and two limited liability companies with net intangible assets of $37,275 at December 31, 2006 that were previously accounted for under the equity method of accounting.
In connection with the restructuring of a master lease agreement with Starmark, the Company has written off intangible assets totaling $21,271 (inclusive of minority interest of $10,460). During 2006, six properties under the master lease agreement were re-leased to a new tenant unaffiliated with Starmark and four properties were transferred to this tenant as a lease inducement. In connection with the transfer, the Company reclassified the results of operations of these properties as discontinued operations (see Note 9). Of the total intangible assets written off, $16,272 relates to in-place lease intangible assets, of which $14,456 is included in income from continuing operations and $1,816 is included in income from discontinued operations, and $4,999 relates to tenant relationship intangible assets of which $4,501 is included in income from continuing operations and $498 is included in income from discontinued operations.
Note 12. Disclosure About Fair Value of Financial Instruments
The Company’s mortgage notes payable had a carrying value of $1,845,884 and $1,476,980 and an estimated fair value of $1,842,466 and $1,470,571 at December 31, 2006 and 2005, respectively. The Company’s marketable securities, including the interest in CCMT, had a carrying value of $11,086 and $11,470 and a fair value of $11,129 and $11,323 at December 31, 2006 and 2005, respectively. The carrying values of other financial assets and liabilities approximated their fair values at December 31, 2006 and 2005. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rates risks.
Note 13. Mortgage Notes Payable
Mortgage notes payable, all of which are limited recourse to the Company, are collateralized by an assignment of real property and direct financing leases with a carrying value of $2,609,978 as of December 31, 2006. All of the Company’s mortgage notes payable either bear interest at fixed rates, are fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or are at a fixed rate but which convert to variable rates during their term. Mortgage notes payable had fixed annual interest rates ranging from 4.25% to 10% and variable annual interest rates ranging from 5% to 6.87% as of December 31, 2006.
CPA®:15 2006 10-K — 59

Notes To Consolidated Financial Statements
Scheduled principal payments during each of the next five years and thereafter are as follows:

Year ending December 31,	Total Debt	Fixed Rate Debt	Variable Rate Debt
2007	$41,262	$35,156	$6,106
2008	40,333	33,515	6,818
2009	156,385	148,723	7,662
2010	70,067	61,622	8,445
2011	152,437	143,295	9,142
Thereafter through 2032	1,385,400	1,122,887	262,513

Total	$1,845,884	$1,545,198	$300,686

Note 14. Commitments and Contingencies
As of December 31, 2006, the Company was not involved in any material litigation.
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
CPA®:15 2006 10-K — 60

Notes To Consolidated Financial Statements
issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), CIP®, Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”) and the Company), in addition to selling commissions and selected dealer fees.
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
The advisor, Carey Financial and the REITs, including the Company, are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, the Company expects the SEC may pursue an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could have a material adverse effect on the advisor, Carey Financial and the Company, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. In addition, any action brought against the advisor or Carey Financial could have an indirect material adverse effect on the Company because of the Company’s dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, the Company does not currently expect that these inquiries will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
Note 15. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of its on-going business operations, the Company encounters economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of default on the Company’s operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans held by the Company due to changes in interest rates or other market factors. In addition, the Company transacts business in Belgium, Finland, France, Germany, Poland and the United Kingdom and is also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. To limit this exposure, the Company attempts to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, the Company may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The Company’s objective in using derivatives is to limit its exposure to interest rate movements. The Company does not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
The Company is also exposed to foreign exchange rate movements in the Euro and British Pound. The Company manages foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but remain subject to such movements to the extent of the difference.
During 2006, the Company obtained a €120,257 variable rate mortgage loan ($145,222 based upon the applicable exchange rate at the date of acquisition), and entered into two interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements became effective in July 2006. An affiliate of the Company owns a 25% interest in this venture. During 2004, the Company obtained a
CPA®:15 2006 10-K — 61

Notes To Consolidated Financial Statements
$23,171 variable rate mortgage loan and concurrently entered into an interest rate swap agreement, which has a notional amount of $23,139 and $20,740 as of December 31, 2006 and 2005, respectively and a term ending February 2014.
At December 31, 2006, the interest rate swaps had a fair value of $3,676 and were included in other assets. At December 31, 2005, the sole interest rate swap had a fair value liability of $903. The change in net unrealized gain (loss) of $3,685, $375 and $528 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in other comprehensive income in shareholders’ equity.
The Company owns stock warrants that were granted to the Company by lessees in connection with structuring the initial lease transactions which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Changes in fair value for the years ended December 31, 2006 and 2005, generated an unrealized gain of $1,342 and $172, respectively. As of December 31, 2006 and 2005, warrants issued to the Company by Information Resources, Inc., Compucom Systems, Inc. and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $1,891 and $549, respectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. The Company believes our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
The Company’s real estate properties and related loans are located in the United States (66%) and Europe (34%), with France (15%) representing the only significant concentration (greater than 10% of annualized lease revenue). In addition, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of lease revenue in 2006, inclusive of minority interest. The Company’s real estate properties contain significant concentrations in the following asset types as of December 31, 2006: office (26%), industrial (18%), warehouse/distribution (17%), retail (15%) and self-storage (10%) and the following tenant industries as of December 31, 2006: retail trade (22%) and electronics (12%).
Note 16. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2006, distributions per share reported for tax purposes were as follows:

	2006	2005	2004
Ordinary income	$0.38	$0.24	$0.40
Capital gains	0.27	—	0.04
Return of capital	—	0.40	0.19

	$0.65	$0.64	$0.63

The Company declared a quarterly distribution of $0.1644 per share in December 2006, which was paid in January 2007 to shareholders of record as of December 31, 2006.
Accumulated Other Comprehensive Income (Loss)
As of December 31, 2006 and 2005, accumulated other comprehensive income (loss) reflected in shareholders’ equity is comprised of the following:

	2006	2005
Unrealized gain (loss) on marketable securities	$43	$(147)
Unrealized gain (loss) on derivative instruments	2,782	(903)
Foreign currency translation adjustment	10,420	(4,547)

Accumulated other comprehensive income (loss)	$13,245	$(5,597)

CPA®:15 2006 10-K — 62

Notes To Consolidated Financial Statements
Note 17. Segment Information
The Company has determined that it operates in one business segment, real estate operations, with domestic and foreign investments.
Geographic information for the real estate operations segment is as follows:

2006	Domestic	Foreign (1)	Total Company
Revenues	$192,308	$94,597	$286,905
Operating expenses	(96,898)	(31,317)	(128,215)
Income from equity investments in real estate	7,833	16	7,849
Interest expense, net	(76,897)	(39,755)	(116,652)
Other, net (2)	(12,945)	(1,717)	(14,662)

Income from continuing operations	$13,401	$21,824	$35,225

Equity investments in real estate	$107,946	$8,631	$116,577
Total long-lived assets	1,907,493	1,116,097	3,023,590
Total assets	2,164,221	1,172,075	3,336,296

2005	Domestic	Foreign (1)	Total Company
Revenues	$135,923	$69,747	$205,670
Operating expenses	(64,080)	(23,736)	(87,816)
Income from equity investments in real estate	15,204	295	15,499
Interest expense, net	(49,307)	(28,680)	(77,987)
Other, net (2)	(6,132)	(8,574)	(14,706)

Income from continuing operations	$31,608	$9,052	$40,660

Equity investments in real estate	$182,298	$2,757	$185,055
Total long-lived assets	1,792,321	824,513	2,616,834
Total assets	1,981,608	874,893	2,856,501

2004	Domestic	Foreign (1)	Total Company
Revenues	$95,946	$38,817	$134,763
Operating expenses	(45,730)	(12,387)	(58,117)
Income from equity investments in real estate	9,889	176	10,065
Interest expense, net	(30,438)	(15,898)	(46,336)
Other, net (2)	(3,339)	2,096	(1,243)

Income from continuing operations	$26,328	$12,804	$39,132

Equity investments in real estate	$177,522	$2,957	$180,479
Total long-lived assets	1,850,051	570,736	2,420,787
Total assets	2,120,272	598,124	2,718,396

(1)	Consists of operations in the European Union.

(2)	Consists of minority interest in income and gains and losses on foreign currency transactions and other gains, net.
CPA®:15 2006 10-K — 63

Notes To Consolidated Financial Statements
Note 18. Selected Quarterly Financial Data (unaudited)

	For the three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues	$64,521	$70,486	$70,669	$81,229
Operating expenses	(24,503)	(46,086)	(28,069)	(29,557)
Net income	15,339	22,493	5,296	23,507
Earnings per share	0.12	0.17	0.05	0.18
Distributions declared per share	0.1614	0.1624	0.1634	0.1644

	For the three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$48,077	$49,094	$53,656	$54,843
Operating expenses	(20,556)	(20,736)	(24,541)	(21,983)
Net income	7,636	11,343	8,415	16,415
Earnings per share	0.06	0.09	0.07	0.13
Distributions declared per share	0.1589	0.1594	0.1599	0.1604
Note 19. Subsequent Events
In January 2007, the Company obtained $11,100 of limited recourse mortgage financing on an existing domestic property which was previously unencumbered. The mortgage financing has an annual fixed interest rate of 5.6% and a 10 year term.
Effective April 2, 2007, Trevor Bond is resigning from the Company’s board of directors in connection with his appointment to the advisor’s board of directors. Marshall Blume was appointed as an independent director of the Company’s board of directors, effective April 2, 2007.
CPA®:15 2006 10-K — 64

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2006
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facilities in Bluffton, Ohio; Auburn, Indiana and Milan, Tennessee	$11,567	$1,180	$19,816	$16	$—	$1,180	$19,832	$21,012	$2,534	Apr 2002	40 years
Land in Irvine, California	3,052	4,930	—	—	—	4,930	—	4,930	—	May 2002	N/A
Office facility in Alpharetta, Georgia	8,063	1,750	11,339	—	—	1,750	11,339	13,089	1,447	Jun 2002	40 years
Office facility in Clinton, New Jersey	27,819	—	47,016	3	—	—	47,019	47,019	5,472	Aug 2002	40 years
Warehouse/distribution and office facilities in Miami, Florida	9,973	6,600	8,870	40	—	6,600	8,910	15,510	1,144	Sep 2002	40 years
Office facilities in St Petersburg, Florida	19,821	1,750	7,408	21,563	922	3,200	28,443	31,643	2,974	Sep 2002	40 years
Movie Theatre in Baton Rouge, Louisiana	—	4,767	6,912	—	286	4,767	7,198	11,965	651	Oct 2002	40 years
Office facilities in San Diego, California	19,011	8,050	22,047	24	—	8,050	22,071	30,121	2,928	Oct 2002	40 years
Industrial facilities in Richmond, California	—	870	4,098	—	—	870	4,098	4,968	460	Nov 2002	40 years
Nursing care facilities in Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles, France	41,528	5,329	35,001	11,273	4,738	7,034	49,307	56,341	6,299	Dec 2002	40 years
Warehouse and distribution and industrial facilities in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas	72,793	19,250	101,536	—	7	19,250	101,543	120,793	10,271	Dec 2002	40 years
Warehouse/distribution facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet, France	119,914	11,250	95,123	49,863	10,414	16,274	150,376	166,650	17,645	Dec 2002	40 years
Warehouse/distribution facilities in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas	17,133	3,440	26,975	—	131	3,440	27,106	30,546	3,105	Dec 2002	40 years
Fitness and recreational sports centers in Tampa and Boca Raton Florida; Eden Prairie, Fridley, Bloomington and St Louis Park, Minnesota and Albuquerque, New Mexico	80,000	44,473	111,521	—	(16,711)	39,612	99,671	139,283	9,900	Feb 2003	40 years
Industrial facilities in Chattanooga, Tennessee	—	540	5,881	—	—	540	5,881	6,421	570	Feb 2003	40 years
Industrial facilities in Mooresville, North Carolina	8,536	600	13,837	—	—	600	13,837	14,437	1,340	Feb 2003	40 years
Industrial facility in MaCalla, Alabama	7,995	1,750	13,545	—	—	1,750	13,545	15,295	944	Mar 2003	40 years
Office facility in Lower Makefield T, Pennsylvania	13,045	900	20,120	—	—	900	20,120	21,020	1,865	Apr 2003	40 years
Land in Dublin, Ireland	1,010	1,783	—	—	181	1,964	—	1,964	—	Apr 2003	N/A
Warehouse/distribution facility in Virginia Beach, Virginia	21,906	3,000	32,241	—	—	3,000	32,241	35,241	2,787	Jul 2003	40 years
Industrial facility in Fort Smith, Arizona	—	980	7,262	—	—	980	7,262	8,242	628	Jul 2003	40 years
Retail facilities in Greenwood, Indiana and Buffalo, New York	12,276	—	14,676	4,891	—	—	19,567	19,567	1,506	Aug 2003 Aug 2003	40 years
Industrial facilities in Bowling Green, Kentucky and Jackson, Tennessee	8,040	680	11,723	—	—	680	11,723	12,403	989	Aug 2003	40 years
Industrial facilities in Mattoon, Illinois; Holyoke, Massachusetts; Morristown, Tennessee and a warehouse/distribution facility in Westfield, Massachusetts	8,906	1,230	15,707	—	10	1,230	15,717	16,947	1,326	Aug 2003	40 years
Indiustrial facility in Rancho Cucamonga, California and educational facilities in Glendale Heights, Illinois; Exton, Pennsylvania and Avondale, Arizona	46,227	12,932	6,937	61,871	719	12,932	69,527	82,459	3,916	Sep 2003 Dec 2003 Feb 2004 Sep 2004	40 years
Sports facilities in Rochester Hills and Canton, Michigan	25,678	9,791	32,780	—	—	9,791	32,780	42,571	2,697	Sep 2003	40 years
Industrial facilities in St. Petersburg, Florida; Buffalo Grove, Illinois; West Lafayette, Indiana; Excelsior Springs, Missouri and North Versailles, Pennsylvania	15,841	4,980	21,905	2	4	4,980	21,911	26,891	1,768	Oct 2003	40 years
Sports facilities in Atlanta, Georgia and Bel Air, Maryland	15,036	5,262	20,113	—	—	5,262	20,113	25,375	1,571	Nov 2003	40 years
Industrial facilities in Tolleson, Arizona; Alsip, Illinois and Solvay, New York	19,953	4,210	23,911	2,640	3,106	4,210	29,657	33,867	2,177	Nov 2003	40 years
Industrial facility in Kahl, Germany	11,780	7,070	—	—	408	7,478	—	7,478	—	Dec 2003	N/A
CPA®:15 2006 10-K — 65

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (d)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Land in Memphis, Tennessee and sports facilities in Bedford, Texas and Englewood, Colorado	10,096	4,392	9,314	—	—	4,392	9,314	13,706	663	Dec 2003 Sep 2004	40 years
Office facilities in Brussels, Belgium	12,186	2,232	8,796	2,786	936	2,388	12,362	14,750	1,029	Jan 2004	40 years
Warehouse/distribution facilities in Oceanside, California and Concordville, Pennsylvania	5,929	2,575	5,490	6	—	2,575	5,496	8,071	406	Jan 2004	40 years
Office facility in Peachtree City, Georgia	5,160	990	6,874	—	(3)	990	6,871	7,861	480	Mar 2004	40 years
Self-storage/trucking facilities in numerous locations throughout the USA	175,206	69,080	189,082	—	28	69,080	189,110	258,190	12,804	Apr 2004	40 years
Warehouse/distribution facility in La Vista, Nebraska	24,933	5,700	648	21,787	1,149	5,700	23,584	29,284	771	May 2004	40 years
Office facility in Pleasanton, California	17,649	16,230	14,052	5	—	16,230	14,057	30,287	922	May 2004	40 years
Office facility in San Marcos, Texas	—	225	1,180	—	—	225	1,180	1,405	75	Jun 2004	40 years
Office facilities in Espoo, Finland	73,746	16,766	68,556	(172)	5,460	17,899	72,711	90,610	4,472	Jul 2004	40 years
Office facilities in Guyancourt, Conflans, St. Honorine, Ymare, Laval and Aubagne, France	78,494	21,869	65,213	357	7,907	23,907	71,439	95,346	4,333	Jul 2004	40 years
Office facilities in Chicago, Illinois (c)	23,360	4,910	32,974	—	10	4,910	32,984	37,894	1,890	Sep 2004	40 years
Industrial facility in Louisville, Colorado (c)	14,272	1,892	19,612	—	—	1,892	19,612	21,504	1,124	Sep 2004	40 years
Industrial facilities in Hollywood and Orlando, Florida (c)	—	1,244	2,490	—	—	1,244	2,490	3,734	143	Sep 2004	40 years
Office facility in Playa Vista, California (c)	18,342	20,950	7,329	—	—	20,950	7,329	28,279	420	Sep 2004	40 years
Industrial facility in Golden, Colorado (c)	3,267	1,719	4,689	634	—	1,719	5,323	7,042	371	Sep 2004	40 years
Industrial facilities in Texarkana, Texas and Orem, Utah (c)	3,484	616	3,723	—	—	616	3,723	4,339	213	Sep 2004	40 years
Industrial facility in Eugene, Oregon (c)	4,919	1,009	6,739	—	4	1,009	6,743	7,752	386	Sep 2004	40 years
Warehouse/distribution facility in Rotherham, United Kingdom (c)	2,804	347	2,591	—	(2,938)	—	—	—	—	Sep 2004	40 years
Office facility in Little Germany, United Kingdom (c)	4,496	103	3,978	—	370	112	4,339	4,451	249	Sep 2004	40 years
Industrial facility in Neenah, Wisconsin (c)	5,091	262	4,728	—	—	262	4,728	4,990	271	Sep 2004	40 years
Industrial facility in South Jordan, Utah (c)	8,393	2,477	5,829	—	—	2,477	5,829	8,306	334	Sep 2004	40 years
Warehouse/distribution facility in Ennis, Texas (c)	2,789	190	4,512	—	—	190	4,512	4,702	259	Sep 2004	40 years
Land in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas and educational facilities in Newport News, Centreville, Manas	6,510	5,830	3,270	—	—	5,830	3,270	9,100	187	Sep 2004	40 years
Retail facilities in Oklahoma City, Oklahoma and Round Rock, Texas (c)	10,710	5,361	7,680	—	3	5,361	7,683	13,044	440	Sep 2004	40 years
Land in Fort Collins, Colorado; Matteson and Schaumburg, Illinois; North Attleboro, Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia (c)	11,982	36,964	—	—	—	36,964	—	36,964	—	Sep 2004	N/A
Land in North Little Rock, Arizona (c)	—	772	—	—	—	772	—	772	—	Sep 2004	N/A
Land in Farmington, Connecticut and Braintree, Massachusetts (c)	1,650	2,972	—	—	—	2,972	—	2,972	—	Sep 2004	N/A
Industrial facility in Sunnyvale, California	62,096	33,916	37,744	—	—	33,916	37,744	71,660	9,686	Sep 2004	40 years
Office facility in Dallas, Texas	19,884	7,402	23,822	—	29	7,402	23,851	31,253	5,469	Sep 2004	40 years
Office facilities in Helsinki, Finland	81,652	24,688	71,815	—	(2,309)	24,062	70,132	94,194	3,434	Jan 2005	40 years
Office facility in Paris, France	85,358	24,180	60,846	580	7,400	26,406	66,600	93,006	2,409	Jul 2005	40 years
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw and Warszawa, Poland	157,631	38,233	122,575	—	14,238	41,801	133,245	175,046	3,332	Mar 2006	30 years

	$1,578,992	$525,443	$1,534,451	$178,169	$36,499	$537,507	$1,737,055	$2,274,562	$145,486

CPA®:15 2006 10-K — 66

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office facility in Irvine, California	$6,002	$—	$8,525	$69	$1,101	$9,695	May 2002
Warehouse and distribution facilities in Mesquite, Texas	6,763	1,513	10,843	2,824	—	15,180	Jun 2002
Warehouse and distribution facility in Birmingham, United Kingdom	31,652	6,315	25,926	7,433	7,829	47,503	Jan 2003
							Mar 2003
Industrial facility in Rochester, Minnesota	6,760	2,250	10,328	—	625	13,203	Mar 2003
Industrial facilities in Bradford, Belfast, Darwen, Stoke-on-Trent and Rochdale, United Kingdom, and Dublin, Ireland	22,130	5,113	32,123	58	5,642	42,936	Apr 2003
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, Texas	6,924	1,800	12,022	—	(296)	13,526	Aug 2003
Retail facility in Freehold, New Jersey	5,717	—	9,611	—	(40)	9,571	Aug 2003
Industrial facilities in Shelby Township and Port Huron, Michigan	6,969	1,330	10,302	19	(260)	11,391	Nov 2003
Industrial facility in Kahl, Germany	—	7,070	10,137	—	(7,158)	10,049	Dec 2003
Industrial facilities in Mentor, Ohio and Franklin, Tennessee	4,318	1,060	6,108	—	2	7,170	Apr 2004
Retail Stores in Fort Collins, Colorado; Matteson, Illinois, Schaumburg, Illinois, North Attleboro; Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia (c)	14,559	—	48,231	68	(3,999)	44,300	Sep 2004
Retail facilities in Conway and North Little Rock, Arizona (c)	—	—	5,204	—	(38)	5,166	Sep 2004
Warehouse and distribution facilities in Lima, Ohio (c)	8,013	657	12,731	—	(415)	12,973	Sep 2004
Retail facility in Plano, Texas (c)	—	1,119	4,165	—	(178)	5,106	Sep 2004
Sports facility in Memphis, Tennessee (c)	3,108	—	6,511	—	(797)	5,714	Sep 2004
Industrial facility in Owingsville, Kentucky (c)	150	16	4,917	—	(124)	4,809	Sep 2004
Retail facilities in Farmington, Connecticut and Braintree, Massachusetts (c)	6,356	—	12,617	—	(655)	11,962	Sep 2004
Education facilities in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas (c)	4,098	—	6,734	—	(455)	6,279	Sep 2004
Industrial facility in Brownwood, Texas (c)	4,283	142	5,141	—	(222)	5,061	Sep 2004
Retail facilities in Greenport, Ellenville and Warwick, New York (c)	14,565	1,939	17,078	—	339	19,356	Sep 2004
Education facility in Glendale Heights, Illinois (c)	3,104	—	9,435	—	(1,503)	7,932	Sep 2004
Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim, Germany	111,421	26,470	127,701	6,451	11,195	171,817	Jun 2005

	$266,892	$56,794	$396,390	$16,922	$10,593	$480,699

CPA®:15 2006 10-K — 67

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)
(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The (decrease) increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment which is more (less) than lease payments received, impairment charges and foreign currency translation adjustments.

(c)	Acquired September 1, 2004 in connection with the Merger.

(d)	Reconciliation of real estate and accumulation depreciation:

	Reconciliation of Real Estate Accounted for
	Under Operating Leases December 31,
	2006	2005	2004
Balance at beginning of year	$1,832,767	$1,742,822	$883,462
Additions	165,948	202,745	749,153
Dispositions	(180,164)	(46,030)	(6,520)
Impairment charge	(6,322)	(600)	(5,000)
Foreign currency translation adjustment	75,956	(71,104)	40,336
Reclassification of real estate under construction	—	19,837	100,845
Reclassification from direct financing lease	—	—	7,070
Reclassification to equity investment	—	—	(6,933)
Reclassification to assets held for sale	—	(14,903)	(19,589)
Consolidation of investments pursuant to the adoption of EITF 04-05	386,377	—	—

Balance at close of year	$2,274,562	$1,832,767	$1,742,824

	Reconciliation of Accumulated Depreciation
		December 31,
	2006	2005	2004
Balance at beginning of year	$78,274	$47,756	$18,725
Depreciation expense	44,599	36,101	28,070
Depreciation expense included in discontinued operations	1,014	1,269	204
Reclassification of accumulated depreciation to assets held for sale	—	(1,030)	(204)
Dispositions	(10,677)	(3,806)	—
Foreign currency translation adjustment	2,974	(2,016)	961
Consolidation of investments pursuant to the adoption of EITF 04-05	29,302	—	—

Balance at close of year	$145,486	$78,274	$47,756

At December 31, 2006, the aggregate cost of real estate owned by the Company and its consolidated subsidiaries for U.S. federal income tax purposes is $2,823,427.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2006. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2006 at a reasonable
CPA®:15 2006 10-K — 68

level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year, and is hereby incorporated by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the our fiscal year, and is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the our fiscal year, and is hereby incorporated by reference.
CPA®:15 2006 10-K — 69

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	and (2) – Financial Statements and schedules – see index to financial statements and schedules included in Item 8.

(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement (Form S-11) No. 333-58854 dated April 13, 2001

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to Amendment No. 1 to Registration Statement (Form S-11/A) No. 333-100525 dated May 1, 2003

4.1	2001 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Exhibit 4.1 to Annual Report on Form 10-K for the year ended December 31, 2005 dated March 30, 2006

10.1	Amended and Restated Advisory Agreement dated September 30, 2005 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 dated November 14, 2005

10.2	Lease Agreement between UH Storage (DE) Limited Partnership, and U-HAUL Moving Partners, Inc., dated as of March 31, 2004	Exhibit 10.2 to Annual Report on Form 10-K for the year ended December 31, 2005 dated March 30, 2006

10.3	Lease Agreement between UH Storage (DE) Limited Partnership, and Mercury Partners, LP, dated as of March 31, 2004	Exhibit 10.3 to Annual Report on Form 10-K for the year ended December 31, 2005 dated March 30, 2006

10.4	Loan Agreement between Bank of America, N.A., as lender, and, UH Storage (DE) Limited Partnership, as borrower, dated as of April 29, 2004	Exhibit 10.4 to Annual Report on Form 10-K for the year ended December 31, 2005 dated March 30, 2006

10.5	Guaranty and Suretyship Agreement between U-HAUL International, Inc. as guarantor and UH Storage (DE) Limited Partnership, as Landlord, dated as of March 31, 2004.	Exhibit 10.5 to Annual Report on Form 10-K for the year ended December 31, 2005 dated March 30, 2006

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 2006 10-K — 70

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated

Date 3/26/07	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Carey	Chairman of the Board and Director	3/26/2007
William P. Carey

/s/ Gordon F. DuGan	Chief Executive Officer and Director	3/26/2007
Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and acting Chief Financial Officer	3/26/2007
Mark J. DeCesaris	(acting Principal Financial Officer)

/s/ Claude Fernandez	Managing Director and Chief Accounting Officer	3/26/2007
Claude Fernandez	(Principal Accounting Officer)

/s/ Trevor P. Bond	Director	3/26/2007
Trevor P. Bond

/s/ Elizabeth P. Munson	Director	3/26/2007
Elizabeth P. Munson

/s/ Richard J. Pinola	Chairman of the Audit Committee and Director	3/26/2007
Richard J. Pinola

/s/ James D. Price	Director	3/26/2007
James D. Price
Report on Form 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.
CPA®:15 2006 10-K — 71