Form 10-Q
period 2007-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2007-05-15
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Registrant has 129,480,874 shares of common stock, $.001 par value outstanding at May 8, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A – Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms the “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 3/31/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$2,135,177	$2,129,076
Net investment in direct financing leases	481,933	480,699
Equity investments in real estate	112,547	116,577
Real estate under construction	13,672	11,587
Cash and cash equivalents	181,893	174,375
Intangible assets, net	281,105	285,651
Funds in escrow	56,731	56,900
Other assets, net	83,263	81,431

Total assets	$3,346,321	$3,336,296

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$1,865,688	$1,845,884
Prepaid and deferred rental income and security deposits	81,693	80,763
Accounts payable, accrued expenses and other liabilities	25,861	27,102
Due to affiliates	28,177	39,703
Distributions payable	21,288	21,099

Total liabilities	2,022,707	2,014,551

Minority interest in consolidated entities	279,038	275,809

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 133,369,966 and 132,562,897 shares issued and outstanding, respectively	133	133
Additional paid-in capital	1,220,162	1,211,624
Distributions in excess of accumulated earnings	(147,104)	(139,223)
Accumulated other comprehensive income	15,896	13,245

	1,089,087	1,085,779
Less, treasury stock at cost, 4,667,261 and 4,178,710 shares, respectively	(44,511)	(39,843)

Total shareholders’ equity	1,044,576	1,045,936

Total liabilities and shareholders’ equity	$3,346,321	$3,336,296

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 3/31/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2007	2006
Revenues
Rental income	$59,141	$54,139
Interest income from direct financing leases	10,622	10,044
Other operating income	1,531	338

	71,294	64,521

Operating Expenses
Depreciation and amortization	(15,584)	(14,299)
Property expenses	(9,356)	(7,743)
General and administrative	(2,044)	(2,616)

	(26,984)	(24,658)

Other Income and Expenses
Income from equity investments in real estate	2,707	2,413
Other interest income	2,261	1,352
Minority interest in income	(6,572)	(6,463)
Gain on foreign currency transactions and other gains, net	(262)	351
Interest expense	(27,887)	(26,300)

	(29,753)	(28,647)

Income from continuing operations before income taxes	14,557	11,216
(Provision for) benefit from income taxes	(1,181)	151

Income from continuing operations	13,376	11,367

Discontinued Operations
Income from operations of discontinued properties	205	1,928
Gain on sale of real estate, net	—	2,852
Minority interest in income	—	(808)

Income from discontinued operations	205	3,972

Net Income	$13,581	$15,339

Earnings Per Share
Income from continuing operations	$0.11	$0.09
Income from discontinued operations	—	0.03

Net income	$0.11	$0.12

Distributions Declared Per Share	$0.1654	$0.1614

Weighted Average Shares Outstanding	128,796,569	128,016,772

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Net Income	$13,581	$15,339
Other Comprehensive Income
Change in foreign currency translation adjustment	970	2,146
Change in unrealized gain (loss) on marketable securities	499	(127)
Unrealized gain on derivative instruments	1,182	1,498

	2,651	3,517

Comprehensive Income	$16,232	$18,856

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 3/31/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2007	2006
Cash Flows — Operating Activities
Net income	$13,581	$15,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	15,677	15,436
Straight-line rent adjustments	1,005	944
Income from equity investments in real estate in excess of distributions received	(878)	(463)
Minority interest in income	6,572	6,463
Issuance of shares to affiliate in satisfaction of fees due	3,464	2,947
Realized (gain) loss on foreign currency transactions and other gains, net	(240)	74
Unrealized loss (gain) on foreign currency transactions and other gains, net	502	(345)
Gains on sale of real estate, net	—	(2,852)
Changes in operating assets and liabilities	1,605	(168)

Net cash provided by operating activities	41,288	37,375

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	4,967	258
Acquisitions of real estate and equity investments in real estate and other capitalized costs	(12,775)	(177,670)
VAT taxes paid in connection with acquisition of real estate	(2,336)	—
Proceeds from sale of real estate	—	17,357
Increase in cash due to consolidation of certain ventures	—	10,367
Payment of deferred acquisition fees to an affiliate	(10,802)	(9,455)

Net cash used in investing activities	(20,946)	(159,143)

Cash Flows — Financing Activities
Distributions paid	(21,098)	(20,462)
Distributions paid to minority interest partners	(5,363)	(7,718)
Contributions from minority interest partners	708	9,869
Proceeds from mortgages	21,789	145,222
Prepayment of mortgage principal	—	(7,763)
Scheduled payments of mortgage principal	(9,732)	(6,432)
Deferred financing costs and mortgage deposits, net of deposits refunded	35	235
Proceeds from issuance of shares, net of costs	5,080	4,740
Purchase of treasury stock	(4,668)	(2,790)

Net cash (used in) provided by financing activities	(13,249)	114,901

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	425	(144)

Net increase (decrease) in cash and cash equivalents	7,518	(7,011)
Cash and cash equivalents, beginning of period	174,375	131,448

Cash and cash equivalents, end of period	$181,893	$124,437

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 3/31/2007 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2007, our portfolio consisted of our full or partial ownership interest in 335 fully occupied properties leased to 83 tenants, totaling approximately 30.8 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.
Basis of Consolidation
Our consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting EITF 04-05, we now consolidate five limited partnerships and two limited liability companies that were previously accounted for under the equity method of accounting. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated.
Information about International Geographic Areas
We have international investments in Belgium, Finland, France, Germany, Poland and the United Kingdom. These investments accounted for lease revenues (rental income and interest income from direct financing leases) of $24,584 and $18,190 for the three months ended March 31, 2007 and 2006, respectively, as well as income from equity investments of $34 for the three months ended March 31, 2007. As of March 31, 2007 and December 31, 2006, long-lived assets related to international investments were $1,130,438 and $1,116,097, respectively and the carrying value of international equity investments in real estate was $4,053 and $8,631, respectively.
CPA®:15 3/31/2007 10-Q — 5

Notes to Consolidated Financial Statements
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 12).
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $574 over the period from 2005—2006) and valuation of stock warrants (aggregating $490 in the 4th quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS 133. As a result of these errors, net income was overstated by approximately $112 in 2005 and $952 in 2006. We have concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We have further concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,064 is not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Recent Accounting Pronouncements
SFAS 155
In February 2006, the FASB issued Statement No.155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB No. 133 and 140” (“SFAS 155”). The purpose of SFAS 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 11).
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material effect on our financial position or results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for our 2008 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,686 and $3,441 for the three months ended March 31, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current acquisition fees were $263 and $3,799 for investments that were acquired during the three months ended March 31, 2007 and 2006, respectively. Deferred acquisition fees were $158 and $3,040 for investments that were acquired during the three months ended March 31, 2007 and 2006, respectively, and are payable to the advisor. Unpaid installments totaled $17,313 and $27,957 as of March 31, 2007 and
CPA®:15 3/31/2007 10-Q — 6

Notes to Consolidated Financial Statements
December 31, 2006, respectively and are included in due to affiliates in the consolidated financial statements. An annual installment of $10,802 in deferred fees was paid to the advisor in January 2007.
In connection with managing our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $961 and $973 during the three months ended March 31, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended March 31, 2007 and 2006 was $239 and $279, respectively. Based on current gross revenues, our current estimated share of aggregate future annual minimum lease payments is $874 through 2016.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2007	December 31, 2006
Cost	$2,292,644	$2,274,562
Less: Accumulated depreciation	(157,467)	(145,486)

	$2,135,177	$2,129,076

Together with an affiliate, we own an interest in a venture owning 15 properties formerly leased to Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) under a master lease agreement. We own a 44% interest and are the managing member in this venture which owns these properties and, therefore, consolidate the investment on our financial statements under the provisions of EITF 04-05. We also lease two wholly-owned properties to Starmark under a separate master lease agreement.
In January 2006, the advisor entered into a cooperation agreement with Starmark. Under this cooperation agreement, the advisor, on behalf of our affiliate and ourselves, agreed to cooperate in Starmark’s efforts to sell its existing individual leasehold interests to third parties and restructure the lease agreements. Additionally, Starmark’s financial covenants were replaced by certain payment restrictions and an agreement to reserve certain of the proceeds of sale of the leasehold interests and other Starmark properties to cover certain costs the venture incurred in connection with transactions under the cooperation agreement.
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
As a result of approving the restructuring plan, during the second quarter of 2006, the venture recognized impairment charges on this investment totaling $27,571, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $18,957 was included in income from continuing operations and $2,314 was included in income from discontinued operations, and an impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred
CPA®:15 3/31/2007 10-Q — 7

Notes to Consolidated Financial Statements
properties to their estimated fair values. The venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% with a 10-year term.
In December 2006, a third party, Fitness Ventures LLC (“Fitness Ventures”) purchased 100% of the existing shareholders’ interests in the ownership of Starmark. At this time, Fitness Ventures issued warrants to us and our affiliate to acquire up to 10% of its equity and entered into new leases for the four properties remaining under the master lease and for the two wholly-owned properties. The new leases have terms that are similar to the original leases. Concurrent with these transactions, the cooperation agreement with Starmark was terminated and the venture recognized lease termination income of $8,145, of which $7,678 represents security deposits and prepaid rent from Starmark and $467 represents the release of real estate tax escrows funded by the venture which have been replaced by escrows funded by the new lessees.
The amounts above are inclusive of minority interest. The minority venture partners were allocated their share of the net income effects of the termination revenue and the defeasance/repayment costs of the existing debt in the periods described.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, and (ii) as tenants-in-common subject to common control. The ownership interests range from 30% to 64%. The underlying investments are generally owned with affiliates that have similar investment objectives to ours. The lessees include Petsmart, Inc., Builders FirstSource, Inc., Hologic, Inc., Marriott International, Inc., The Upper Deck Co., Del Monte Corporation, The Talaria Company (doing business as The Hinckley Company), Gortz & Schiele GmBH & Co. and Goertz & Schiele Corporation (collectively “G & S”). The interests in G & S were acquired in November and December 2006.
Summarized combined financial information of our equity investees is as follows:

	March 31, 2007	December 31, 2006
Assets (primarily real estate)	$402,808	$412,578
Liabilities (primarily mortgage notes payable)	(199,734)	(202,465)

Partners’ and members’ equity	$203,074	$210,113

Our share of equity investees’ net assets	$112,547	$116,577

	Three months ended March 31,
	2007	2006
Revenue (primarily rental income and interest income from direct financing leases)	$12,809	$10,476
Expenses (primarily interest on mortgages and depreciation)	(4,890)	(4,031)

Net income	$7,919	$6,445

Our share of net income from equity investments in real estate	$2,707	$2,413

Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2007 — In March 2007, through an existing venture with an affiliate where our ownership interest is 75%, we acquired an additional real estate investment in Poland at a total cost of $10,955. In connection with this investment, $8,123 in non-recourse mortgage financing was obtained. Although the non-recourse mortgage financing is variable, as a result of entering into an interest rate swap agreement that will be effective July 2007, the financing will have an effective annual fixed interest rate of 5.73%. The financing matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
2006 — In March 2006, we, together with an affiliate, through 75% and 25% interests, respectively, entered into a real estate investment in Poland at a total cost of $183,300. In connection with this investment, $145,222 in non-recourse mortgage financing was obtained. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements that became effective July 2006, the financing has an effective annual fixed interest rate of 5%. The financing matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
CPA®:15 3/31/2007 10-Q — 8

Notes to Consolidated Financial Statements
Real Estate Under Construction
2006 — During the three months ended March 31, 2006, we entered into a build-to-suit project to construct an addition at an existing facility at a total cost of $14,660. This property was placed into service in April 2007. In connection with this transaction, we refinanced a limited recourse mortgage of $15,800 for $25,000 in August 2006. The new financing has an annual fixed interest rate of 6.56% and a term of 10 years.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity.
As of March 31, 2007, the fair value of our interest was $11,534, reflecting an aggregate unrealized gain of $542 and cumulative net amortization of $1,012. The fair value of our interest in the CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	March 31, 2007	change	change
Fair value of our interest in CCMT	$11,534	$11,099	$10,684
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $314,791, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	March 31, 2007	December 31, 2006
Lease intangibles
In-place lease	$202,883	$201,568
Tenant relationship	36,814	36,585
Above-market rent	100,117	100,012
Less: accumulated amortization	(58,709)	(52,514)

	$281,105	$285,651

Below-market rent	$(25,023)	$(24,752)
Less: accumulated amortization	3,287	2,960

	$(21,736)	$(21,792)

Net amortization of intangibles, including the effect of foreign currency translation, was $5,685 and $5,519 for the three months ended March 31, 2007 and 2006, respectively. Based on the intangibles recorded through March 31, 2007, annual net amortization of intangibles for each of the next five years is expected to be $21,357.
Note 9. Commitments and Contingencies
As of March 31, 2007, we were not involved in any material litigation.
In March 2004, following a broker-dealer examination of Carey Financial, LLC (“Carey Financial”), the wholly-owned broker-dealer subsidiary of the advisor, by the staff of the SEC, Carey Financial received a letter from the staff of the SEC alleging certain infractions by Carey Financial of the Securities Act of 1933, the Securities Exchange Act of 1934, the rules and regulations thereunder
CPA®:15 3/31/2007 10-Q — 9

Notes to Consolidated Financial Statements
and those of the National Association of Securities Dealers, Inc. (“NASD”).
The staff alleged that in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the SEC pursues these allegations, or if our affected investors bring a similar private action, we might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by us, Carey Financial would be required to return to us the commissions paid by us on purchases actually rescinded. Further, as part of any action against the advisor, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of the advisor, Carey Financial or the REITs managed by the advisor, including us cannot be predicted at this time.
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
In June 2004, the Division of Enforcement of the SEC (“Enforcement Staff”) commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of our shares during 2002 and 2003. In December 2004, the scope of the Enforcement Staff’s inquiries broadened to include broker-dealer compensation arrangements in connection with us and other REITs managed by the advisor, as well as the disclosure of such arrangements. At that time the advisor and Carey Financial received a subpoena from the Enforcement Staff seeking documents relating to payments by the advisor, Carey Financial, and REITs managed by the advisor to (or requests for payment received from) any broker-dealer, excluding selling commissions and selected dealer fees. The advisor and Carey Financial subsequently received additional subpoenas and requests for information from the Enforcement Staff seeking, among other things, information relating to any revenue sharing agreements or payments (defined to include any payment to a broker-dealer, excluding selling commissions and selected dealer fees) made by the advisor, Carey Financial or any advisor-managed REIT in connection with the distribution of advisor-managed REITs or the retention or maintenance of REIT assets. Other information sought by the SEC includes information concerning the accounting treatment and disclosure of any such payments, communications with third parties (including other REIT issuers) concerning revenue sharing, and documents concerning the calculation of underwriting compensation in connection with the REIT offerings under applicable NASD rules.
In response to the Enforcement Staff’s subpoenas and requests, the advisor and Carey Financial have produced documents relating to payments made to certain broker-dealers, both during and after the offering process, for certain of the REITs managed by the advisor (including Corporate Property Associates 10 Incorporated (“CPA®:10”), Carey Institutional Properties Incorporated (“CIP®”), Corporate Property Associates 12 Incorporated (“CPA®:12”), Corporate Property Associates 14 Incorporated (“CPA®:14”) and us), in addition to selling commissions and selected dealer fees.
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
The advisor, Carey Financial and the REITs, including us, are cooperating fully with this investigation and have provided information to the Enforcement Staff in response to the subpoenas and requests. Although no formal regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect the SEC may pursue an action against either or both of them. The nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought,
CPA®:15 3/31/2007 10-Q — 10

Notes to Consolidated Financial Statements
it could have a material adverse effect on the advisor, Carey Financial and us, and the magnitude of that effect would not necessarily be limited to the payments described above but could include other payments and civil monetary penalties. In addition, any action brought against the advisor or Carey Financial could have an indirect material adverse effect on us because of our dependence on the advisor and Carey Financial for a broad range of services.
Several state securities regulators have sought information from Carey Financial relating to the matters described above. While one or more states may commence proceedings against Carey Financial in connection with these inquiries, we do not currently expect that these inquiries will have a material effect on the advisor or Carey Financial incremental to that caused by any SEC action.
Note 10. Risk Management and Use of Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we transact business in the European Union and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Our objective in using derivatives is to limit our exposure to interest rate movements. We do not use derivative instruments to hedge foreign exchange rate risk exposure, credit/market risks or for speculative purposes.
We are also exposed to foreign exchange rate movements in the Euro and British Pound. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but remain subject to such movements to the extent of the difference.
In connection with an investment in Poland, we obtained €126,343 in variable rate mortgage financing ($153,345 based upon the applicable exchange rate on the dates of acquisition), and entered into certain interest rate swap agreements which combined have a notional amount which match the scheduled debt principal amounts to the outstanding balance over the related term ending July 2016. The interest rate swap agreements were either effective commencing July 2006 or will become effective in July 2007. One of our affiliates owns a 25% interest in this venture. During 2004, we obtained a $23,171 variable rate mortgage loan and concurrently entered into an interest rate swap agreement, which has a notional amount of $23,056 and $23,139 as of March 31, 2007 and December 31, 2006, respectively and a term ending February 2014. In connection with obtaining an interest in a variable rate mortgage loan in April 2007, we also obtained an interest in an interest rate swap agreement (Note 13).
At March 31, 2007 and December 31, 2006, the interest rate swaps had a fair value of $5,151 and $3,676, respectively, and were included in other assets. The change in net unrealized gain of $1,182 and $1,498 for the three months ended March 31, 2007 and 2006, respectively, are included in other comprehensive income in shareholders’ equity.
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of warrants for the three months ended March 31, 2007 and 2006 generated an unrealized (loss) gain of $(729) and $535, respectively. As of March 31, 2007 and December 31, 2006, warrants issued to us by Information Resources, Inc., Compucom Systems, Inc. and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $1,162 and $1,891, respectively.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities, or conduct business in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
CPA®:15 3/31/2007 10-Q — 11

Notes to Consolidated Financial Statements
Our real estate properties and related loans are located in the United States (65%) and Europe (35%), with France (15%) representing the only significant concentration (greater than 10% of current annualized lease revenue). In addition, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of lease revenue in the three months ended March 31, 2007, inclusive of minority interest. Our real estate properties contain significant concentrations in the following asset types as of March 31, 2007: office (26%), industrial (18%), warehouse/distribution (17%), retail (15%) and self-storage (10%) and the following tenant industries as of March 31, 2007: retail trade (22%) and electronics (12%).
Note 11. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 includes $574 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $174 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $160 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have $36 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. When it is determined that the probable outcome will be a sale, the asset is reclassified as an asset held for sale.
During the three months ended March 31, 2006, we recognized a gain of $2,852 (inclusive of minority interests) on the sale of a property in Miami, Florida to a third party.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations, gain or loss on sale of real estate and minority interest in income for properties held for sale are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized in the table below:

	Three months ended March 31,
	2007	2006
Revenues (primarily rental revenues)	$229	$4,708
Expenses (primarily interest on mortgages, depreciation and property expenses)	(24)	(2,780)
Gain on sale of real estate, net	—	2,852
Minority interest in income	—	(808)

Income from discontinued operations	$205	$3,972

CPA®:15 3/31/2007 10-Q — 12

Notes to Consolidated Financial Statements
Note 13. Subsequent Events
In April 2007, we acquired a 40% interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired a 38% interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership. The total cost of the interests in these ventures, which are owned with affiliates, is $437,172, of which our share is $168,279. In connection with these transactions, the ventures obtained combined limited recourse mortgage financing of $378,596, of which our share is $145,740, having a variable annual interest rate that has been fixed through an interest rate swap at 5.49% and a term of 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with the acquisition, the property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. As a result of this purchase, the property venture will own 99.74% of the limited partnership. The property venture has agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012.
CPA®:15 3/31/2007 10-Q — 13

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of March 31, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. As of March 31, 2007, our portfolio consisted of our full or partial ownership interest in 335 fully occupied properties leased to 83 tenants and totaling approximately 30.8 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — In March 2007, we entered into an investment in Poland at a total cost of $10,955. This transaction represents a follow-on investment to the initial sale-leaseback transaction we entered into in 2006 with this tenant. Similar to the first transaction, we entered into this investment with an affiliate. In connection with this investment we obtained non-recourse mortgage financing of $8,123. Although the non-recourse mortgage financing is variable, as a result of entering into an interest rate swap agreements effective July 2007 we will have an effective annual fixed interest rate of 5.73%. The financing has a term of 10 years. All amounts are inclusive of minority interest and are based upon the applicable foreign exchange rate at the date of acquisition.
Financing Activity — In January 2007, we obtained $11,100 of limited recourse mortgage financing on an existing domestic property which was previously unencumbered. The mortgage financing has an annual fixed interest rate of 5.6% and a 10 year term.
Quarterly Distribution — In March 2007, our board of directors approved and increased the 2007 first quarter distribution to $0.1654 per share payable in April 2007 to shareholders of record as of March 31, 2007.
SEC Investigation — As previously reported, the advisor and Carey Financial, LLC, the wholly-owned broker-dealer subsidiary of the advisor, are currently subject to an SEC investigation into payments made to third-party broker-dealers in connection with the distribution of REITs managed by the advisor and other matters. Although no regulatory action has been initiated against the advisor or Carey Financial in connection with the matters being investigated, we expect that the SEC may pursue an action in the future. The potential timing of any action and the nature of the relief or remedies the SEC may seek cannot be predicted at this time. If an action is brought, it could materially affect the advisor and the REITs managed by the advisor, including us.
Developments occurring subsequent to our first quarter include:
Investment Activity — In April 2007, we acquired a 40% interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired a 38% interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership. The total cost of the interests in these ventures, which are owned with affiliates, is $437,172, of which our share is $168,279. In connection with these transactions, the ventures obtained combined limited recourse mortgage financing of $378,596, of which our share is $145,740, having a variable annual interest rate that has been fixed through an interest rate swap at 5.49% and a term of 10 years. All amounts are based upon the applicable foreign exchange rate at the date of acquisition.
Under the terms of the note receivable, the lending venture will receive interest equal to 75.26% of all income earned by the limited partnership. In connection with the acquisition, the property venture agreed to a put and call agreement which obligates the property venture to purchase, from its current holder, 75% of the remaining interest in the limited partnership in a cashless exercise no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. As a result of this purchase, the property venture will own 99.74% of the limited partnership. The property venture has agreed to a second assignable put and call agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012.
Financing Activity — In April 2007, we obtained $8,000 of limited recourse mortgage financing on an existing domestic property which was previously unencumbered. The mortgage financing has an annual fixed interest rate of 5.59% and a 10 year term.
Directors — Effective April 2, 2007, Trevor Bond resigned from our board of directors in connection with his appointment to the board of directors of W. P. Carey & Co. LLC. Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007.
CPA®:15 3/31/2007 10-Q — 14

Current trends include:
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe that relatively low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investments opportunities, both domestically and internationally. In addition to our competitive strengths, we currently believe that several factors may also provide us with continued investment opportunities. These factors include increased merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
Real estate valuations have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of increases in real estate prices by selectively disposing of properties. We may also seek to capitalize on the increased value of our real estate by obtaining new limited recourse mortgage financing on unencumbered assets or by refinancing mortgages on existing properties if we can obtain such financing on attractive terms. Our ability to do so will be affected by the interest rate environment. Increases in long-term interest rates would likely cause the value of our real estate assets to decrease and would compromise the amount and terms of financing we can obtain. We will attempt to mitigate the effect of potential increases in long-term interest rates by seeking mortgage financing with fixed annual interest rates. We constantly evaluate our debt exposure and to the extent we are able to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short-term interest rate fluctuation.
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
Credit and financing spreads are at relatively low levels on a historic basis. While there are general concerns that these spreads may widen in the near term, we have not seen any material widening to date during 2007. Widening of credit and financial spreads could increase our cost of borrowing for new acquisitions and refinancing of existing debt, but may also allow us to charge higher lease rates for new leases.
We have foreign operations and as such are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and British pound sterling, which account for approximately 32% and 3% of annualized contractual lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2007, the average rate for the U.S. dollar in relation to both the Euro and the British pound sterling was weaker than during the three months ended March 31, 2006, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current period as compared to the first quarter of 2006.
Companies in automotive related industries (manufacturing, parts, services, etc.) are currently experiencing a challenging environment, which has resulted in several companies filing for bankruptcy protection. We currently have five tenants in automotive-related industries, of which one, Tower Automotive, is operating under bankruptcy protection. Tower has not indicated whether it will affirm its lease. These five tenants accounted for lease revenues of $1,738 and $1,714 for the three months ended March 31, 2007 and 2006, respectively, and have an aggregate carrying value of $50,906 as of March 31, 2007. Of these totals, Tower accounted for approximately $620 and $634 of lease revenues for the three months ended March 31, 2007 and 2006, respectively, and $18,342 of carrying value at March 31, 2007. All tenants are current on their obligations including Tower, which is current on its obligations since filing for bankruptcy. If conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends could have an adverse impact on our results of operations.
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
CPA®:15 3/31/2007 10-Q — 15

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
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended March 31,
	2007	2006
Rental income	$59,141	$54,139
Interest income from direct financing leases	10,622	10,044

	$69,763	$64,183

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
	2007	2006
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a)	$7,136	$7,135
Carrefour France, SA. (a) (b) (c)	4,562	3,898
OBI AG (a) (b) (d)	3,550	33
Life Time Fitness, Inc. (a) (e)	3,509	4,160
True Value Company (a)	3,492	3,605
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	3,326	3,035
Thales SA (a) (b) (c)	3,132	2,692
Advanced Micro Devices, Inc. (a)	2,302	2,302
Universal Technical Institute	2,132	2,014
Pohjola Non-Life Insurance Company (a) (b)	1,960	1,825
TietoEnator plc. (a) (b)	1,860	1,708
Police Prefecture, French Government (a) (b)	1,633	1,491
Médica — France, SA (a) (b) (c)	1,476	1,291
Foster Wheeler, Inc.	1,394	1,425
Information Resources, Inc. (a)	1,243	1,243
Qualceram Shires Limited (b)	1,100	974
Innovative Holdings Limited (b)	1,060	935
Other (a) (b)	24,896	24,417

	$69,763	$64,183

CPA®:15 3/31/2007 10-Q — 16

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $18,367 and $17,023 for the three months ended March 31, 2007 and 2006, respectively.
(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.
(c)	Increase is due to CPI-based (or equivalent) rent increases.
(d)	We acquired our initial investment during 2006 and made a further investment in 2007.
(e)	Decrease is due to sale of four properties in 2006.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Our ownership interests range from 30% to 64%. Our share of net lease revenues in the following lease obligations is as follows:

	Three months ended March 31,
	2007	2006
Marriott International, Inc.	$2,781	$2,729
Petsmart, Inc.	623	649
Hologic, Inc	494	505
The Upper Deck Company (a)	398	363
Gortz & Schiele GmBH & Co. and Goertz & Schiele Corporation (b) (c)	395	—
The Talaria Company (Hinckley)	376	376
Del Monte Corporation	371	371
Builders FirstSource, Inc.	150	149

	$5,588	$5,142

(a)	Increase is due to CPI-based rent increases.
(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.
(c)	We acquired our interest in this investment during 2006.
Results of Operations
Lease Revenues
For the three months ended March 31, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased $5,580, primarily due to a net increase of $2,931 from new leases entered into during 2006; $1,702 resulting from fluctuations in average foreign currency exchange rates as compared to 2006 and $905 from rent increases at several properties.
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future.
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
For the three months ended March 31, 2007 and 2006, other operating income increased $1,193 primarily due to an increase in reimbursable costs resulting from the continued growth of our portfolio as well as the timing of receipts of reimbursed tenant costs.
Depreciation and Amortization
For the three months ended March 31, 2007 and 2006, depreciation and amortization increased $1,285, primarily resulting from investments acquired in 2006.
Property Expenses
For the three months ended March 31, 2007 and 2006, property expenses increased $1,613 primarily due to an increase in reimbursable tenant costs of $1,134 and an increase in asset management and performance fees of $491. The increase in asset management and performance fees is attributable to an increase in our asset base as a result of investment activity in 2006 and increases in property values as a result of the third party valuation of our portfolio as of December 31, 2006.
CPA®:15 3/31/2007 10-Q — 17

General and Administrative
For the three months ended March 31, 2007 and 2006, general and administrative decreased $572, primarily due to a decrease in professional fees. Other general and administrative expenses were generally unchanged from the comparable 2006 period.
Interest Expense
For the three months ended March 31, 2007 and 2006, interest expense increased $1,587, primarily due to interest expense of $2,004 from mortgages obtained on investments acquired in 2006 and $736 resulting from fluctuations in average foreign currency exchange rates as compared to 2006. These increases were partially offset by a reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments and a refinancing related to the Starmark transaction (Note 4).
(Provision for) Benefit from Income Taxes
For the three months ended March 31, 2007, the provision for income taxes increased $1,332, primarily due to recent investment activity in Europe as well as an accrual for foreign income taxes totaling $574 related to our 2005 and 2006 fiscal years (refer to Note 2).
Discontinued Operations
For the three months ended March 31, 2007, we incurred a loss from the operations of discontinued properties of $205.
Income from discontinued operations of $3,972 for the three months ended March 31, 2006 primarily represents a gain of $2,852 recognized on the sale of a property in Miami, Florida as well as the results of operations of discontinued properties.
Net Income
For the three months ended March 31, 2007 and 2006, net income decreased $1,758 primarily due to the recognition in the first quarter of 2006 of a gain of $2,852 on the sale of a asset held for sale as well as increases in foreign income taxes. These increases were partially offset by the positive results of operations of recent investments. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $181,893 as of March 31, 2007, an increase of $7,518 from the December 31, 2006 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2007, distributions paid to shareholders of $21,098, scheduled mortgage principal installments of $9,732 and distributions to minority partners of $5,363 were funded by cash flows generated from operations of $41,288. During the three months ended March 31, 2007, as a result of the advisor’s election to continue to receive performance fees in restricted common stock, we paid performance fees of $3,464 in restricted common stock rather than in cash.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During the three months ended March 31, 2007, we used $10,955 for an investment in Poland and incurred $1,820 of capitalized costs primarily related to a build-to-suit project that was completed in April 2007. The annual installment of deferred acquisition fees is paid each January to the advisor and totaled $10,802 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $4,668 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. We obtained mortgage proceeds of $21,789 to fund investment activity which includes $11,100 of mortgage proceeds in connection with the financing of a previously unencumbered property. We also received $5,080 from the issuance of stock, net of costs.
CPA®:15 3/31/2007 10-Q — 18

Summary of Financing
The table below summarizes our mortgage notes payable as of March 31, 2007 and 2006, respectively.

	March 31,
	2007	2006
Balance:
Fixed rate	$1,553,160	$1,723,385
Variable rate (1)	312,528	166,089

Total	$1,865,688	$1,889,474

Percent of total debt:
Fixed rate	83%	91%
Variable rate (1)	17%	9%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.02%	6.09%
Variable rate (1)	5.35%	5.25%

(1)	Included in variable rate debt at March 31, 2007 is (i) $10,449 in variable rate debt which has not been hedged; (ii) $181,687 in aggregate variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $120,392 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.
Cash Resources
As of March 31, 2007, our cash resources consisted of cash and cash equivalents of $181,893, of which $53,121, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements, and unleveraged properties with a carrying value of $33,763. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distribution from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in 2007 including:
–	The impact from any investments we enter into during 2007, the full year impact of investments entered into during 2006 and the completion of a build-to-suit project in April 2007, all of which we currently expect will have a net positive impact on our cash flow.

–	The advisor’s election in 2007 to continue to receive performance fees in restricted shares.

–	Scheduled rent increases on several properties during 2007 should result in additional cash flow.

–	The full year impact of dispositions completed in 2006 which will reduce cash flow in 2007.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payments including mortgage balloon payments totaling $4,006 with $292 due in July 2007 and $3,714 due in December 2007, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We also expect to seek to use our cash to invest in new properties to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during the next twelve months.
CPA®:15 3/31/2007 10-Q — 19

Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of March 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1 — 3 years	3 — 5 years	5 years

Mortgage notes payable — Principal	$1,865,688	$44,076	$198,830	$247,341	$1,375,441
Mortgage notes payable — Interest (1)	782,065	109,900	204,200	176,879	291,086
Deferred acquisition fees due to affiliates — Principal	17,313	8,414	7,956	943	—
Deferred acquisition fees due to affiliates — Interest	1,823	1,039	725	59	—
Subordinated disposition fees (2)	4,044	—	—	—	4,044
Build-to-suit commitments (3)	82	82	—	—	—
Property improvements (4)	8,800	4,400	4,400	—	—
Operating leases (5)	8,235	820	1,647	1,711	4,057

	$2,688,050	$168,731	$417,758	$426,933	$1,674,628

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate and balance outstanding as of March 31, 2007.
(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.
(3)	Represents remaining build-to-suit commitment for a property in La Vista, Nebraska where total construction costs were $14,660, of which $14,578 was funded as of March 31, 2007. This property was placed into service in April 2007.
(4)	Represents our pro rata share of landlord improvements on the Life Time properties.
(5)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2007. As of March 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:15 3/31/2007 10-Q — 20

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged.
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
Because we transact business in Belgium, Finland, France, Germany, Poland and the United Kingdom, we are also exposed to foreign exchange rate movements. We manage foreign exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency.
Interest Rate Risk
The value of our real estate and related fixed debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned and managed assets to decrease, which would create lower revenues from managed assets and lower investment performance for the managed funds. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could increase and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We have interests in interest rate swaps that had a fair value of $5,151 and $3,676, respectively. In connection with obtaining an interest in a variable rate mortgage loan in April 2007, we also obtained an interest in an interest rate swap agreement (refer to “Developments occurring subsequent to our first quarter” above).
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of March 31, 2007, our interest in CCMT had a fair value of $11,534. As of March 31, 2007, warrants issued to us by Information Resources, Inc., Compucom Systems, Inc. and Fitness Ventures are classified as derivative instruments and had an aggregate fair value of $1,162.
At March 31, 2007, substantially all of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is at a fixed rate but which converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt as of March 31, 2007 ranged from 4.25% to 10%. The annual interest rates on the variable rate debt as of March 31, 2007 ranged from 4.76% to 6.87%.
CPA®:15 3/31/2007 10-Q — 21

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value

Fixed rate debt	$27,069	$33,765	$148,995	$61,925	$144,218	$1,137,188	$1,553,160	$1,535,858
Weighted average interest rate	6.27%	6.06%	7.18%	6.52%	6.10%	5.83%
Variable rate debt	$7,071	$7,006	$7,866	$8,662	$9,373	$272,550	$312,528	$312,528
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that has been fixed through the use of interest rate swap agreements by an aggregate of $91,398. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $104 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, substantially all of the debt classified as variable rate debt in the tables above been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates but has interest rate reset features which may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union and as such are subject to risk from the effects of exchange rate movements of foreign currencies, which may affect future costs and cash flows. Our foreign operations for the preceding quarter were conducted in the Euro and the British pound sterling (U.K.). For these currencies we are a net receiver of the foreign currency (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $240 and $4 for the three months ended March 31, 2007 and 2006, respectively and net unrealized foreign currency translation gains were $227 and $363 for the three months ended March 31, 2007 and 2006, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
CPA®:15 3/31/2007 10-Q — 22

Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of March 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2007 at a reasonable level of assurance to ensure that the information required to be disclosed by us in the reports we file under the Exchange Act is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There have been changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we have augmented our internal and external tax resources to assist us with the review and assessment of foreign tax obligations and have determined to discontinue our relationship with a third party valuation firm that provided us with information used in determining changes in the fair value of stock warrants held by us.
CPA®:15 3/31/2007 10-Q — 23

PART II
(in thousands, except share and per share amounts)
Item 1. — Legal Proceedings
Refer to Note 9, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2007, 303,837 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $11.40 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased(1)	paid per share	plans or programs(1)	plans or programs(1)
January	—	—	N/A	N/A
February	—	—	N/A	N/A
March	488,551	$11.40	N/A	N/A

Total	488,551

(1)	All shares were purchased pursuant to our redemption plan, which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:15 3/31/2007 10-Q — 24

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated

Date 5/15/2007	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

Date 5/15/2007	By:	/s/ Claude Fernandez

Claude Fernandez
Managing Director and Chief Accounting Officer
(Principal Accounting Officer)
CPA®:15 3/31/2007 10-Q — 25