Form 10-Q
period 2007-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2007-08-14
CIK 1138301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-50249
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
(Exact name of registrant as specified in its charter)

Maryland (State of incorporation)	52-2298116 (I.R.S. Employer Identification No.)

50 Rockefeller Plaza New York, New York (Address of principal executive offices)	10020 (Zip Code)
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
Registrant has 129,223,278 shares of common stock, $.001 par value outstanding at August 8, 2007.

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
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 6/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$2,149,159	$2,129,076
Net investment in direct financing leases	484,558	480,699
Equity investments in real estate	138,920	116,577
Real estate under construction	—	11,587
Cash and cash equivalents	168,034	174,375
Intangible assets, net	275,957	285,651
Funds in escrow	58,983	56,900
Other assets, net	90,350	81,431

Total assets	$3,365,961	$3,336,296

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$1,874,233	$1,845,884
Prepaid and deferred rental income and security deposits	85,460	80,763
Accounts payable, accrued expenses and other liabilities	31,358	27,102
Due to affiliates	32,069	39,703
Distributions payable	21,371	21,099

Total liabilities	2,044,491	2,014,551

Minority interest in consolidated entities	277,516	275,809

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 134,154,732 and 132,562,897 shares issued and outstanding, respectively	134	133
Additional paid-in capital	1,228,880	1,211,624
Distributions in excess of accumulated earnings	(152,744)	(139,223)
Accumulated other comprehensive income	23,402	13,245

	1,099,672	1,085,779
Less, treasury stock at cost, 5,724,300 and 4,178,710 shares, respectively	(55,718)	(39,843)

Total shareholders’ equity	1,043,954	1,045,936

Total liabilities and shareholders’ equity	$3,365,961	$3,336,296

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 6/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Rental income	$61,073	$58,270	$120,214	$112,409
Interest income from direct financing leases	11,019	10,366	21,641	20,410
Other operating income	2,194	1,851	3,725	2,188

	74,286	70,487	145,580	135,007

Operating Expenses
Depreciation and amortization	(15,906)	(15,454)	(31,490)	(29,753)
Property expenses	(9,395)	(8,867)	(18,751)	(16,610)
General and administrative	(2,722)	(2,550)	(4,766)	(5,166)
Impairment charge	—	(18,957)	—	(18,957)

	(28,023)	(45,828)	(55,007)	(70,486)

Other Income and Expenses
Income from equity investments in real estate	2,050	1,781	4,757	4,194
Interest and other income	3,581	1,561	5,842	2,913
Minority interest in income	(6,718)	(282)	(13,290)	(6,745)
Gain on foreign currency transactions and other gains, net	561	1,091	299	1,443
Interest expense	(28,347)	(28,479)	(56,234)	(54,779)

	(28,873)	(24,328)	(58,626)	(52,974)

Income from continuing operations before income taxes	17,390	331	31,947	11,547
Provision for income taxes	(1,877)	(253)	(3,058)	(102)

Income from continuing operations	15,513	78	28,889	11,445
Discontinued Operations
Income (loss) from operations of discontinued properties	223	(623)	428	1,841
Gains on sale of real estate, net	—	42,870	—	45,186
Impairment charge	—	(8,614)	—	(8,614)
Minority interest in income	—	(11,218)	—	(12,026)

Income from discontinued operations	223	22,415	428	26,387

Net Income	$15,736	$22,493	$29,317	$37,832

Earnings Per Share
Income from continuing operations	$0.12	$—	$0.23	$0.08
Income from discontinued operations	—	0.17	—	0.21

Net income	$0.12	$0.17	$0.23	$0.29

Weighted Average Shares Outstanding	129,124,801	128,573,708	128,961,591	128,296,778

Distributions Declared Per Share	$0.1664	$0.1624	$0.3318	$0.3238

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net Income	$15,736	$22,493	$29,317	$37,832
Other Comprehensive Income
Change in foreign currency translation adjustment	1,881	5,883	2,851	8,029
Change in unrealized (loss) gain on marketable securities	(64)	(98)	435	(225)
Unrealized gain on derivative instruments	5,689	3,023	6,871	4,521

	7,506	8,808	10,157	12,325

Comprehensive Income	$23,242	$31,301	$39,474	$50,157

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 6/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2007	2006
Cash Flows — Operating Activities
Net income	$29,317	$37,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	31,667	31,782
Straight-line rent adjustments	2,500	3,020
Income from equity investments in real estate in excess of distributions received	(1,537)	(1,109)
Minority interest in income	13,290	18,771
Issuance of shares to affiliate in satisfaction of fees due	7,150	6,387
Impairment charge	—	27,571
Realized gain on foreign currency transactions and other gains, net	(533)	(145)
Unrealized loss (gain) on foreign currency transactions and other gains, net	233	(1,220)
Gains on sale of real estate, net	—	(45,186)
Changes in operating assets and liabilities	6,109	(4,777)

Net cash provided by operating activities	88,196	72,926

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	5,371	534
Acquisitions of real estate and equity investments in real estate and other capital expenditures	(35,445)	(181,606)
VAT taxes paid in connection with acquisition of real estate	(2,336)	—
Proceeds from sale of real estate	—	217,081
Increase in cash due to consolidation of certain ventures	—	8,181
Payment of deferred acquisition fees to an affiliate	(10,802)	(9,455)

Net cash (used in) provided by investing activities	(43,212)	34,735

Cash Flows — Financing Activities
Distributions paid	(42,386)	(41,130)
Distributions paid to minority interest partners	(16,450)	(63,641)
Contributions from minority interest partners	808	9,869
Proceeds from mortgages	29,938	145,222
Scheduled payments of mortgage principal	(18,849)	(15,468)
Prepayment of mortgage principal	—	(89,226)
Loan from affiliate	—	84,000
Repayment of loan from affiliate	—	(84,000)
Deferred financing costs and mortgage deposits, net of deposits refunded	280	(314)
Proceeds from issuance of shares, net of costs	10,108	9,657
Purchase of treasury stock	(15,875)	(10,599)

Net cash used in financing activities	(52,426)	(55,630)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,101	1,916

Net (decrease) increase in cash and cash equivalents	(6,341)	53,947
Cash and cash equivalents, beginning of period	174,375	131,448

Cash and cash equivalents, end of period	$168,034	$185,395

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 6/30/2007 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2007, our portfolio consisted of our full or partial ownership interest in 372 fully occupied properties leased to 83 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e. at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
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
Information about International Geographic Areas
We have international investments in the European Union which are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Lease revenues	$25,751	$23,019	$50,335	$41,733
Income from equity investments in real estate	82	—	116	—
CPA®:15 6/30/2007 10-Q — 5

Notes to Consolidated Financial Statements

	As of
	June 30, 2007	December 31, 2006
Long-lived assets	$1,136,088	$1,116,097
Equity investments in real estate	30,392	8,631
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 12).
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $574 over the period from 2005-2006) and valuation of stock warrants (aggregating $490 in the 4th quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS 133. As a result of these errors, net income was overstated by approximately $112 in 2005 and $952 in 2006. We concluded that these adjustments are not material to any prior period’s consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,064 is not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No.155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 11).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements including but not limited to the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year. We do not believe that the adoption of SFAS 157 will have a material impact on our financial position or results of operations.
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
CPA®:15 6/30/2007 10-Q — 6

Notes to Consolidated Financial Statements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 is effective for our fiscal year beginning January 1, 2008. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
FIN 46(R)-7
In May 2007, the FASB issued Staff Position No. FIN 46(R)-7, “Application of FASB Interpretation No. 46(R) to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,899 and $3,592 for the three months ended June 30, 2007 and 2006, respectively, and $7,585 and $7,033 for the six months ended June 30, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current acquisition fees were $4,404 and $3,799 for investments that were acquired during the six months ended June 30, 2007 and 2006, respectively. Deferred acquisition fees were $3,523 and $3,040 for investments that were acquired during the six months ended June 30, 2007 and 2006, respectively, and are payable to the advisor. Unpaid installments totaled $20,679 and $27,957 as of June 30, 2007 and December 31, 2006, respectively and are included in due to affiliates in the consolidated financial statements. An annual installment of $10,802 in deferred fees was paid in cash to the advisor in January 2007.
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $985 and $936 during the three months ended June 30, 2007 and 2006, respectively, and $1,946 and $1,909 during the six months ended June 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally held by affiliates.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended June 30, 2007 and 2006 was $214 and $272, respectively, and $453 and $551 for the six months ended June 30, 2007 and 2006, respectively. Based on current gross revenues, our current estimated share of aggregate future annual minimum lease payments is $675 through 2016.
CPA®:15 6/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
In connection with the sale of a property in June 2006, the Company borrowed $84,000 from its advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. The Company incurred interest expense of $18 in connection with this borrowing.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2007	December 31, 2006
Cost	$2,318,862	$2,274,562
Less: Accumulated depreciation	(169,703)	(145,486)

	$2,149,159	$2,129,076

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
CPA®:15 6/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
The amounts above are inclusive of minority interest. The minority venture partners were allocated their share of the net income effects of the termination revenue, impairment charges and the defeasance/repayment costs of the existing debt in the periods described.
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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value
Lessee	June 30, 2007	June 30, 2007	December 31, 2006
Marriott International, Inc.(3)	47.35%	$54,736	$53,798
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1) (2)	38.49%	26,096	—
The Upper Deck Company	50%	13,118	13,214
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (1)	50%	10,138	14,056
Petsmart, Inc.	30%	9,073	9,196
Hologic, Inc	64%	8,556	8,611
Del Monte Corporation	50%	8,227	8,952
The Talaria Company (Hinckley)	30%	7,189	7,089
Builders FirstSource, Inc.	40%	1,787	1,661

		$138,920	$116,577

(1)	Amounts shown are based on the exchange rate of the Euro as of June 30, 2007.

(2)	We acquired this investment in April 2007 (see Note 6).

(3)	One of the properties owned by this venture was sold in August 2007 (Note 13).
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	June 30, 2007	December 31, 2006
Assets	$1,328,805	$412,578
Liabilities	(1,106,248)	(202,465)

Partners’ and members’ equity	$222,557	$210,113

	Six months ended June 30,
	2007	2006
Revenue	$38,243	$20,363
Expenses	(23,954)	(9,139)

Net income	$14,289	$11,224

Our share of income from equity investments in real estate	$4,757	$4,194

Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2007 — During the six months ended June 30, 2007, through an existing venture with an affiliate where our ownership interest is 75%, we acquired an additional real estate investment in Poland at a total cost of $10,955. In connection with this investment, $8,123 in non-recourse mortgage financing was obtained. Although the non-recourse mortgage financing is variable, as a result of entering into an interest rate swap agreement that became effective July 2007, the financing has an effective annual fixed interest rate of 5.73%. The financing matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
CPA®:15 6/30/2007 10-Q — 9

Notes to Consolidated Financial Statements
2006 — During the six months ended June 30, 2006, we, together with an affiliate, through 75% and 25% interests, respectively, entered into a real estate investment in Poland at a total cost of $183,300. In connection with this investment, $145,222 in non-recourse mortgage financing was obtained. Although the non-recourse mortgage financing is variable, as a result of entering into two interest rate swap agreements, the financing has an effective annual fixed interest rate of 5.02%. The financing matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Equity Investments in Real Estate Acquired
In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 38.49%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, having a fixed annual interest rate of 5.49% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.74% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
Real Estate Under Construction
2006 — During the six months ended June 30, 2006, we entered into a build-to-suit project to construct an addition at an existing facility at a total cost of $14,660. This property was placed into service in April 2007. In connection with this transaction, we refinanced a limited recourse mortgage of $15,800 for $25,000 in August 2006. The new financing has an annual fixed interest rate of 6.56% and a term of 10 years.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of June 30, 2007, the fair value of our interest was $11,377, reflecting an aggregate unrealized gain of $478 and cumulative net amortization of $1,101. The fair value of our interest in the CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	June 30, 2007	change	change
Fair value of our interest in CCMT	$11,377	$10,959	$10,556
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $315,791, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:15 6/30/2007 10-Q — 10

Notes to Consolidated Financial Statements
Intangibles are summarized as follows:

	June 30, 2007	December 31, 2006
Lease intangibles
In-place lease	$203,753	$201,568
Tenant relationship	36,937	36,585
Above-market rent	100,233	100,012
Less: accumulated amortization	(64,966)	(52,514)

	$275,957	$285,651

Below-market rent	$(25,132)	$(24,752)
Less: accumulated amortization	3,617	2,960

	$(21,515)	$(21,792)

Net amortization of intangibles, including the effect of foreign currency translation, was $5,750 and $5,907 for the three months ended June 30, 2007 and 2006, respectively and $11,435 and $11,426 for the six months ended June 30, 2007 and 2006, respectively. Based on the intangibles recorded through June 30, 2007, annual net amortization of intangibles for each of the next five years is expected to be $21,408.
Note 9. Commitments and Contingencies
As of June 30, 2007, we were not involved in any material litigation.
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
CPA®:15 6/30/2007 10-Q — 11

Notes to Consolidated Financial Statements
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
Note 10. Risk Management and Use of Derivative Financial Instruments
Risk Management
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
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate
CPA®:15 6/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
Our interest rate swap derivative financial instruments are summarized as follows at June 30, 2007:

	Carrying Value	Effective	Expiration	Fair
	of Debt (1)	Interest Rate	Date	Value (1) (2)
Cash flow hedges (3)	$191,298	5.02-6.95%	2/2014-7/2016	$11,413

(1)	Amounts are based upon the applicable exchange rate at June 30, 2007.

(2)	Amounts are included in other assets.

(3)	Inclusive of minority interests in carrying value of debt and fair value totaling $47,825 and $2,853, respectively.
Changes in the fair value of interest rate swaps included in other comprehensive income in shareholders’ equity, net of minority interests, reflected an unrealized gain of $5,689 and $3,023, for the three months ended June 30, 2007 and 2006 respectively, and $6,871 and $4,521 for the six months ended June 30, 2007 and 2006, respectively.
Foreign Currency Exchange
We are also exposed to foreign currency exchange rate movements in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service.
Stock Warrants
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transactions which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. As of June 30, 2007, warrants issued to us, which are classified as derivative instruments, had an aggregate fair value of $1,302 and are included in other assets. Changes in the fair value of warrants included in other comprehensive income in shareholders’ equity reflected an unrealized gain (loss) of $140 and $121 for the three months ended June 30, 2007 and 2006, respectively, and $(589) and $107 for the six months ended June 30, 2007 and 2006 respectively.
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
Our directly owned real estate properties and related loans are located in the United States (65%) and Europe (35%), with France (15%) representing the only significant concentration (greater than 10% of current annualized lease revenue). In addition, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of lease revenue in the six months ended June 30, 2007, inclusive of minority interest. Our directly owned real estate properties contain significant concentrations in the following asset types as of June 30, 2007: office (26%), industrial (18%), warehouse/distribution (17%), retail (15%) and self-storage (10%) and the following tenant industries as of June 30, 2007: retail trade (22%) and electronics (12%).
Companies in automotive related industries (manufacturing, parts, services, etc.) continue to experience a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have five tenants in automotive-related industries. These five tenants accounted for lease revenues of $3,580 and $3,494 for the six months ended June 30, 2007 and 2006, respectively, and have an aggregate carrying value of $61,647 as of June 30, 2007. One of our automotive tenants, Tower Automotive, Inc. had been operating under bankruptcy protection but affirmed its lease with us upon emerging from bankruptcy protection in July 2007. All tenants are current on their obligations. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
CPA®:15 6/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
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
We conduct business in the various states and municipalities within the United States and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the six months ended June 30, 2007 includes $574 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $174 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $160 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have $36 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria are met in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
In June 2006, a consolidated venture in which we and an affiliate held 60% and 40% interests, respectively, sold a property in New York for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $41,101, net of a $10,253 write-off of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,441 and $4,101, respectively). In connection with the sale, the venture also repaid the existing limited recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
During the second quarter of 2006, we also sold a domestic property and an international property for combined proceeds of $21,822, net of selling costs, and recognized a net gain on sale of $4,085. In addition, we have accounted for the transfer of four properties to Life Time (see Note 4) as a sale, as title was transferred to the new tenant and we have no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as we recognized impairment charges totaling $8,614 (inclusive of minority interest of $4,824) during the second quarter of 2006 to reduce the carrying value of the four transferred properties to their estimated fair values.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues	$231	$4,422	$460	$9,130
Expenses	(8)	(5,045)	(32)	(7,289)
Gains on sale of real estate, net	—	42,870	—	45,186
Impairment charge	—	(8,614)	—	(8,614)
Minority interest in income	—	(11,218)	—	(12,026)

Income from discontinued operations	$223	$22,415	$428	$26,387

CPA®:15 6/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
Note 13. Subsequent Event
In August 2007, a consolidated venture which owns 13 domestic properties and in which we and an unaffiliated third party hold 47.35% and 52.65% interests, respectively, sold a property for approximately $43,300, net of selling costs. In connection with the sale, the venture is expected to record a gain of approximately $31,300. Concurrent with the completion of the sale, the venture defeased the existing limited recourse mortgage obligation of $46,915 on all 13 properties and incurred a charge for prepayment penalties and related costs totaling approximately $5,100. In order to facilitate the early repayment of the venture’s mortgage obligation, the venture borrowed $8,676 from the advisor. The loan obtained from the advisor has a variable annual interest rate of LIBOR plus a spread which ranges from 75 to 120 basis points and a term of two years. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease. We account for our interests in this venture under the equity method of accounting.
CPA®:15 6/30/2007 10-Q — 15

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of June 30, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. As of June 30, 2007, our portfolio consisted of our full or partial ownership interest in 372 fully occupied properties leased to 83 tenants and totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.74% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.26% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75.26% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 38.49%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined limited recourse financing of $378,596, having a fixed annual interest rate of 5.49% and a term of 10 years. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.74% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.26% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
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
Quarterly Distribution — In June 2007, our board of directors approved and increased the 2007 second quarter distribution to $0.1664 per share payable in July 2007 to shareholders of record as of June 29, 2007.
Senior Management — As previously reported in a Report on Form 8K dated June 14, 2007, Thomas Ridings, an executive director, was appointed chief accounting officer. Mr. Ridings succeeds Claude Fernandez, who resigned from his position as chief accounting officer in June. Mr. Fernandez will continue in his capacity as managing director.
Directors — Marshall Blume was appointed as an independent director of our board of directors, effective April 2, 2007. Mr. Blume replaces Trevor Bond, who resigned from our board of directors in connection with his appointment to the board of directors of the advisor, effective April 2, 2007.
CPA®:15 6/30/2007 10-Q — 16

The following development occurred subsequent to our second quarter:
In August 2007, a consolidated venture which owns 13 domestic properties and in which we and an unaffiliated third party hold 47.35% and 52.65% interests, respectively, sold a property for approximately $43,300, net of selling costs. In connection with the sale, the venture is expected to record a gain of approximately $31,300. Concurrent with the completion of the sale, the venture defeased the existing limited recourse mortgage obligation of $46,915 on all 13 properties and incurred a charge for prepayment penalties and related costs totaling approximately $5,100. In order to facilitate the early repayment of the venture’s mortgage obligation, the venture borrowed $8,676 from the advisor. The loan obtained from the advisor has a variable annual interest rate of LIBOR plus a spread which ranges from 75 to 120 basis points and a term of two years. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease. We account for our interests in this venture under the equity method of accounting.
Current trends include:
Although we have to date invested a significant amount of the proceeds of our public offerings, we continue to seek additional investment opportunities. As a result of recent increases in commercial real estate values, we may selectively dispose of properties, obtain new limited recourse mortgage financing on unencumbered assets or refinance mortgages on existing properties if such financing is available on attractive terms. If we complete such transactions, we may use the proceeds to make acquisitions if attractive opportunities arise. (See Current developments above.)
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe that relatively low long-term interest rates by historical standards have created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally. In addition to our competitive strengths, we currently believe that several factors may also provide us with continued investment opportunities. These factors include significant merger and acquisition activity, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
Commercial real estate values have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans, we may look to take advantage of the increase in real estate prices by selectively disposing of properties. We may also seek to capitalize on the increased value of our real estate by obtaining new limited recourse mortgage financing on unencumbered assets or by refinancing mortgages on existing properties if we can obtain such financing on attractive terms. Our ability to do so will be affected by the interest rate environment.
Increases in long term interest rates would likely cause the value of our real estate assets to decrease and would compromise the amount and terms of financing we can obtain. We attempt to mitigate the effect of potential increases in long-term interest rates by seeking mortgage financing with fixed annual interest rates. We constantly evaluate our debt exposure and to the extent we are able to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short-term interest rate fluctuation. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values.
We have recently seen a shift in the capital markets beginning in the second quarter. Spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. We have experienced some widening on the mortgage spreads on limited recourse borrowings which we utilize for our investing activity. Furthermore, a decrease in credit availability might increase the default rates that we experience with our tenants. On the other hand, we believe that we may find more attractive investment opportunities at potentially wider spreads during a time of stricter credit. In addition, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis.
We have foreign operations and as a result are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and British Pound Sterling, which account for approximately 32% and 3% of annualized lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and six months ended June 30, 2007, the average rate for the U.S. dollar in
CPA®:15 6/30/2007 10-Q — 17

relation to both the Euro and the British Pound Sterling was weaker than during the comparable periods ended June 30, 2006, and as a result, we experienced a moderately positive impact on our results of foreign operations for the current periods as compared to 2006.
Companies in automotive related industries (manufacturing, parts, services, etc.) continue to experience a challenging environment, which has resulted in several companies filing for bankruptcy protection in recent years. We currently have five tenants in automotive-related industries. These five tenants accounted for lease revenues of $3,580 and $3,494 for the six months ended June 30, 2007 and 2006, respectively, and have an aggregate carrying value of $61,647 as of June 30, 2007. One of our automotive tenants, Tower Automotive, Inc. had been operating under bankruptcy protection but affirmed its lease with us upon emerging from bankruptcy protection in July 2007. All tenants are current on their obligations. To date, the conditions in the automotive industry have not resulted in a material adverse impact on our results of operations; however, it is possible that if conditions in this industry weaken, additional tenants may file for bankruptcy protection and may disaffirm their leases as part of their bankruptcy reorganization plans. The net result of these trends may have an adverse impact on our results of operations.
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
Management considers cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. Management considers this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows management to evaluate such cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment and not returns on investment.
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2007 and 2006 is as follows:

	Six months ended June 30,
	2007	2006
Rental income	$120,214	$112,409
Interest income from direct financing leases	21,641	20,410

	$141,855	$132,819

CPA®:15 6/30/2007 10-Q — 18

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
Lessee	2007	2006
Mercury Partners, LP and U-Haul Moving Partners, Inc. (a)	$14,193	$14,271
Carrefour France, SA (a) (b) (c)	9,243	7,972
OBI A.G. (a) (b) (d)	7,432	3,501
Life Time Fitness, Inc. (a) (e)	7,130	8,319
True Value Company (a)	7,102	7,223
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	6,821	6,202
Thales S.A. (a) (b) (c)	6,354	5,504
Advanced Micro Devices, Inc. (a)	4,605	4,605
Universal Technical Institute	4,150	4,037
Pohjola Non-Life Insurance Company (a) (b) (c)	4,089	3,732
TietoEnator plc. (a) (b) (c)	3,840	3,492
Police Prefecture, French Government (a) (b)	3,313	3,049
Médica — France, SA (a) (b) (c)	2,995	2,639
Foster Wheeler, Inc.	2,850	2,850
Information Resources, Inc. (a)	2,486	2,486
Qualceram Shires Ltd (b)	2,223	2,002
Other (a) (b)	53,029	50,935

	$141,855	$132,819

(a)	Includes lease revenues applicable to minority interests. Minority interests included in the consolidated amounts above total $37,174 and $35,209 for the six months ended June 30, 2007 and 2006, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase is due to CPI-based (or equivalent) rent increases.

(d)	We acquired our initial investment during 2006 and made a further investment in 2007.

(e)	Decrease is due to sale of four properties in 2006.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not out proportionate share) are as follows:

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2007	2007	2006
Marriott International, Inc. (d)	47.35%	$10,230	$10,136
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38.49%	8,044	—
Petsmart, Inc.	30%	4,130	4,240
The Talaria Company (Hinckley)	30%	2,487	2,507
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (a) (c)	50%	1,648	—
The Upper Deck Company	50%	1,597	1,525
Hologic, Inc	64%	1,578	1,578
Del Monte Corporation	50%	1,477	1,474
Builders FirstSource, Inc.	40%	745	745

		$31,936	$22,205

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $6,131 on a note receivable. Represents a follow-on transaction to our 2005 transaction with Hellweg (see Current Developments and Trends above).

(c)	We acquired our interest in this investment during the fourth quarter of 2006.

(d)	One of the properties owned by this venture was sold in August 2007 (see Current Developments).
CPA®:15 6/30/2007 10-Q — 19

Results of Operations
Lease Revenues
For the three months ended June 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased $3,456, primarily due to $2,409 from rent increases at several properties and $1,657 resulting from fluctuations in average foreign currency exchange rates as compared to 2006. These increases were partially offset by a lease restructuring in 2006 in connection with the Starmark transaction (Note 4).
For the six months ended June 30, 2007 and 2006, lease revenues increased $9,036, primarily due to the same factors described above. Rent increases contributed $3,311 while fluctuations in average foreign currency exchange rates contributed $3,248. In addition, acquisitions during 2006 and 2007 contributed an additional $2,650.
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
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, other operating income increased $343 and $1,537, respectively, primarily due to an increase in reimbursable costs resulting from the continued growth of our portfolio as well as the timing of receipts of reimbursed tenant costs.
Depreciation and Amortization
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, depreciation and amortization increased $452 and $1,737, respectively, primarily from new investments in 2006 and 2007 and fluctuations in average foreign currency exchange rates as compared to 2006. New investments contributed $281 and $1,769, respectively, while foreign exchange rate fluctuations contributed $269 and $699, respectively. These increases were partially offset by impairment charges incurred during 2006 in connection with the Starmark transaction that did not recur in 2007.
Property Expenses
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, property expenses increased $528 and $2,141, respectively, primarily due to an increase in asset management and performance fees of $614 and $1,105, respectively, as well as increases in reimbursable tenant costs (see Other Operating Income above). The increase in asset management and performance fees is attributable to an increase in our asset base as a result of investment activity in 2007 and 2006 and increases in property values as a result of the third party valuation of our portfolio as of December 31, 2006. These increases were partially offset by a reduction in legal and professional fees at specific properties.
Impairment Charge
There were no impairment charges for the three and six months ended June 30, 2007. For both the three and six months ended June 30, 2006, we recognized an impairment charge of $18,957 in connection with entering into a plan to restructure a master lease agreement with Starmark.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, income from equity investments in real estate increased $269 and $563, respectively, primarily due to acquisitions of equity investments in real estate during 2007 and 2006.
Interest and Other Income
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, other interest income increased $2,020 and $2,929, respectively, primarily due to increases in average cash balances and interest rates which contributed $939 and $1,857, respectively. In addition, we received special distributions of $405 in the second quarter of 2007 from a tenant where we own certain warrant and stock positions.
CPA®:15 6/30/2007 10-Q — 20

Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and six months ended June 30, 2007, versus the comparable 2006 periods, minority interest in income increased $6,436 and $6,545, respectively, primarily due to the recognition in the second quarter of 2006 of an impairment charge on our Starmark Holdings investment that reduced minority interest in income in the 2006 periods and that did not recur in 2007.
Interest Expense
For the three months ended June 30, 2007 and 2006, interest expense decreased $132. A decrease of $1,411 from reductions in mortgage note payable balances due to making scheduled principal payments and a refinancing in 2006 related to the Starmark transaction was partially offset by an increase resulting from fluctuations in average foreign currency exchange rates as compared to 2006.
For the six months ended June 30, 2007 and 2006, interest expense increased $1,455, primarily due to interest expense of $2,506 from mortgages obtained on investments acquired in the first quarter of 2006 and $1,566 resulting from fluctuations in average foreign currency exchange rates as compared to 2006. These increases were partially offset by a reduction in mortgage notes payable balances as a result of making scheduled mortgage principal payments and a refinancing in 2006 related to the Starmark transaction.
Provision for Income Taxes
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, the provision for income taxes increased $1,624 and $2,956, respectively, primarily due to recent international investment activity. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $574 related to our 2005 and 2006 fiscal years (Note 2).
Discontinued Operations
For the three and six months ended June 30, 2007, we earned income from the operations of discontinued properties of $223 and $428, respectively.
For the three and six months ended June 30, 2006, we earned income from discontinued operations of $22,415 and $26,387, respectively, primarily due to gains from the sale of a New York property of $41,101 and other properties totaling $4,085. These gains were partially offset by an impairment charge of $8,614 related to the Starmark transaction and $2,981 in prepayment penalties and related costs in connection with the prepayment of debt on the New York property. These amounts are inclusive of minority interest in income totaling $11,218 and $12,026 for the three and six months ended June 30, 2006, respectively.
Net Income
For the three and six months ended June 30, 2007 versus the comparable 2006 periods, net income decreased $6,757 and $8,515, respectively, primarily due to the sale of several investments and a lease restructuring that occurred during 2006. Net income earned from discontinued operations for the three and six months ended June 30, 2006 totaled $22,415 and $26,887, respectively. This income was partially offset by an impairment charge in the second quarter of 2006 of $18,957 in connection with the Starmark restructuring. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $168,034 as of June 30, 2007, a decrease of $6,341 from the December 31, 2006 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the six months ended June 30, 2007, distributions paid to shareholders of $42,386, scheduled mortgage principal installments of $18,849 and distributions to minority partners of $16,450 were funded by cash flows generated from operations of $88,196. During the six months ended June 30, 2007, as a result of the advisor’s election to continue to receive performance fees in restricted common stock, we paid performance fees of $7,150 in restricted common stock rather than in cash.
CPA®:15 6/30/2007 10-Q — 21

Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During the six months ended June 30, 2007, we used $35,445 to enter into an additional investment in Poland, fund construction costs at a build-to-suit project that was completed in April 2007, and contribute to a joint venture in connection with the purchase of an equity investment in real estate. In addition, during the six months ended June 30, 2007, cash inflows included distributions from equity investments in real estate in excess of equity income of $5,371 which is primarily comprised of our share of the proceeds from a limited recourse mortgage obtained by a venture in which we have a 50% interest. Our annual installment of deferred acquisition fees is paid each January to the advisor and totaled $10,802 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $15,875 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. We obtained mortgage proceeds of $29,938 to fund investment activity which includes $11,100 of mortgage proceeds in connection with the financing of a previously unencumbered property. We also received $10,108 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
Summary of Financing
The table below summarizes our mortgage notes payable as of June 30, 2007 and 2006, respectively.

	June 30,
	2007	2006
Balance:
Fixed rate	$1,559,713	$1,658,192
Variable rate (1)	314,520	172,612

Total	$1,874,233	$1,830,804

Percent of total debt:
Fixed rate	83%	91%
Variable rate (1)	17%	9%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.01%	6.10%
Variable rate (1)	5.50%	5.25%

(1)	Included in variable rate debt at June 30, 2007 is (i) $10,529 in variable rate debt which has not been hedged; (ii) $191,298 in aggregate variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (iii) $120,863 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.
Cash Resources
As of June 30, 2007, our cash resources consisted of cash and cash equivalents of $168,034, of which $68,138, at current exchange rates, was held in foreign bank accounts to maintain local capital requirements. We can also borrow against currently unleveraged properties which have a carrying value of $33,621. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
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
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payments including mortgage balloon payments totaling $4,006 in 2007, paying distributions to shareholders and minority partners as well as other normal recurring
CPA®:15 6/30/2007 10-Q — 22

operating expenses. We also expect to seek to use our cash to invest in new properties to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during the next twelve months.
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of June 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Mortgage notes payable — Principal	$1,874,233	$45,387	$209,823	$250,249	$1,368,774
Mortgage notes payable — Interest (1)	784,515	110,305	202,415	174,562	297,233
Deferred acquisition fees due to affiliates — Principal	20,679	8,414	9,639	2,626	—
Deferred acquisition fees due to affiliates — Interest	2,475	1,186	1,079	210	—
Subordinated disposition fees (2)	4,044	—	—	—	4,044
Property improvements (3)	8,800	4,400	4,400	—	—
Operating leases (4)	6,198	633	1,276	1,330	2,959

	$2,700,944	$170,325	$428,632	$428,977	$1,673,010

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate and balance outstanding as of June 30, 2007.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our pro rata share of landlord improvements on the Life Time properties.

(4)	Operating lease obligations consist primarily of our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Such amounts are allocated among the entities based on gross revenues and are adjusted quarterly.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2007.
As of June 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. The underlying investments are generally owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	June 30, 2007	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$25,850	$11,653	02/2011
Del Monte Corporation	50%	15,956	11,046	08/2011
Marriott International, Inc. (3)	47.35%	146,621	49,089	10/2011
Petsmart, Inc.	30%	72,144	40,922	12/2011
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corporation (1)	50%	42,455	23,427	12/2016 & 01/2017
Builders FirstSource, Inc.	40%	11,616	6,976	03/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1) (2)	38.49%	927,096	382,198	04/2017
Hologic, Inc	64%	29,256	16,448	05/2023
The Talaria Company (Hinckley)	30%	57,811	33,191	06/2025

		$1,328,805	$574,950

(1)	Amounts shown are based on the exchange rate of the Euro as of June 30, 2007, where appropriate.

(2)	We acquired this investment in April 2007. Ownership interest represents our combined interest in two ventures as described in Current Developments.

(3)	One of the properties owned by this venture was sold in August 2007 (see Current Developments).
CPA®:15 6/30/2007 10-Q — 23

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. In pursuing our business plan, the primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit quality of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and/or economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
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
In connection with obtaining interests in variable rate mortgage loans in March 2007, we, together with affiliates, obtained interests in an interest rate swap agreement. At June 30, 2007, the fair value of our interest rate swaps included in other assets was $11,413, inclusive of minority interest of $2,853.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”). The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of June 30, 2007 and December 31, 2006, our interest in CCMT had a fair value of $11,377 and $11,129, respectively.
At June 30, 2007, substantially all of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is at a fixed rate but which converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The following table presents principal cash flows based upon expected maturity dates of our debt obligations and the related weighted-average interest rates by expected maturity dates for our fixed rate debt. The annual interest rates on our fixed rate debt at June 30, 2007 ranged from 4.25% to 10%. The annual interest rates on the variable rate debt at June 30, 2007 ranged from 5.26% to 6.89%.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$19,646	$33,987	$149,241	$62,274	$145,143	$1,149,422	$1,559,713	$1,519,058
Weighted average interest rate	6.34%	6.05%	7.18%	6.52%	6.09%	5.82%
Variable rate debt	$5,613	$7,092	$7,960	$8,765	$9,484	$275,606	$314,520	$314,520
CPA®:15 6/30/2007 10-Q — 24

A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that has been fixed through the use of interest rate swap agreements by an aggregate of $85,007. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $105 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, substantially all of the debt classified as variable rate debt in the tables above has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates but has interest rate reset features which may change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have foreign operations in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign exchange movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. We are a net receiver of these currencies (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $293 and $219 for the three months ended June 30, 2007 and 2006, respectively, and $533 and $223 for the six months ended June 30, 2007 and 2006, respectively. Net unrealized foreign currency translation gains were $128 and $751 for the three months ended June 30, 2007 and 2006, respectively, and $356 and $1,113 for the six months ended June 30, 2007 and 2006, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transaction which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2007, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,302.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and acting chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of June 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 6/30/2007 10-Q — 25

PART II
(in thousands, except share and per share amounts)
Item 1. — Legal Proceedings
Refer to Note 9, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended June 30, 2007, 323,343 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $11.40 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value) of
			purchased as part of	shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	1,057,039	$10.60	N/A	N/A

Total	1,057,039

(1)	All shares were purchased pursuant to our redemption plan, which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 15, 2007, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected for a one-year term:

Name of Director	Total Shares Voting	Shares Voting For	Shares Withheld
Wm. Polk Carey	67,080,897	66,040,268	1,040,629
Gordon F. DuGan	67,080,897	66,111,263	969,634
Marshall E. Blume	67,080,897	66,101,844	979,053
Elizabeth P. Munson	67,080,897	66,148,597	932,300
Richard J. Pinola	67,080,897	66,156,029	924,868
James D. Price	67,080,897	66,089,845	991,052
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:15 6/30/2007 10-Q — 26

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 8/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Managing Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 6/30/2007 10-Q — 27