Form 10-Q
period 2007-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2007-11-14
CIK 1138301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Registrant has 128,940,224 shares of common stock, $.001 par value outstanding at November 7, 2007.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2006. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2006. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 9/30/2007 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2007	December 31, 2006
		(NOTE)
Assets
Real estate, net	$2,126,042	$2,129,076
Net investment in direct financing leases	570,175	480,699
Equity investments in real estate	160,198	116,577
Real estate under construction	8,039	11,587
Assets held for sale	51,638	—
Cash and cash equivalents	108,354	174,375
Intangible assets, net	274,744	285,651
Funds in escrow	92,574	86,082
Other assets, net	63,778	52,249

Total assets	$3,455,542	$3,336,296

Liabilities and Shareholders’ Equity
Liabilities:
Limited recourse mortgage notes payable	$1,898,509	$1,845,884
Limited recourse mortgage notes payable on assets held for sale	14,905	—
Prepaid and deferred rental income and security deposits	77,334	80,763
Accounts payable, accrued expenses and other liabilities	39,602	27,102
Due to affiliates	34,726	39,703
Distributions payable	21,571	21,099

Total liabilities	2,086,647	2,014,551

Minority interest in consolidated entities	307,505	275,809

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 134,958,345 and 132,562,897 shares issued and outstanding, respectively	135	133
Additional paid-in capital	1,237,818	1,211,624
Distributions in excess of accumulated earnings	(143,410)	(139,223)
Accumulated other comprehensive income	30,536	13,245

	1,125,079	1,085,779
Less, treasury stock at cost, 6,484,766 and 4,178,710 shares, respectively	(63,689)	(39,843)

Total shareholders’ equity	1,061,390	1,045,936

Total liabilities and shareholders’ equity	$3,455,542	$3,336,296

Note: The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2007 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Rental income	$59,773	$56,619	$176,816	$165,925
Interest income from direct financing leases	11,733	10,474	33,374	30,884
Other operating income	2,946	2,024	6,371	4,212

	74,452	69,117	216,561	201,021

Operating Expenses
Depreciation and amortization	(15,783)	(15,176)	(46,745)	(44,212)
Property expenses	(11,887)	(10,226)	(30,638)	(26,877)
General and administrative	(2,712)	(2,475)	(7,475)	(7,596)
Impairment charge	—	—	—	(12,925)

	(30,382)	(27,877)	(84,858)	(91,610)

Other Income and Expenses
Income from equity investments in real estate	16,842	1,783	21,599	5,977
Other interest income	2,099	1,979	7,941	5,072
Minority interest in income	(6,397)	(751)	(18,804)	(8,969)
Gain on foreign currency transactions, derivative instruments and other, net	2,407	628	2,706	2,059
Interest expense	(28,050)	(40,966)	(83,758)	(94,605)

	(13,099)	(37,327)	(70,316)	(90,466)

Income from continuing operations before income taxes	30,971	3,913	61,387	18,945
(Provision for) benefit from income taxes	(814)	74	(3,870)	(28)

Income from continuing operations	30,157	3,987	57,517	18,917

Discontinued Operations
Income from operations of discontinued properties	1,170	1,621	4,012	4,536
Gains on sale of real estate, net	—	—	—	45,186
Impairment charge	—	—	—	(14,646)
Minority interest in income	(423)	(312)	(1,306)	(10,865)

Income from discontinued operations	747	1,309	2,706	24,211

Net Income	$30,904	$5,296	$60,223	$43,128

Earnings Per Share
Income from continuing operations	$0.23	$0.04	$0.45	$0.15
Income from discontinued operations	0.01	0.01	0.02	0.19

Net income	$0.24	$0.05	$0.47	$0.34

Weighted Average Shares Outstanding	128,954,827	128,731,438	128,959,423	128,439,979

Distributions Declared Per Share	$0.1679	$0.1634	$0.4997	$0.4872

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2007 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net Income	$30,904	$5,296	$60,223	$43,128
Other Comprehensive Income
Change in foreign currency translation adjustment	9,179	1,269	12,030	9,298
Change in unrealized (loss) gain on marketable securities	(80)	218	355	(7)
Unrealized (loss) gain on derivative instruments	(1,965)	(3,463)	4,906	1,058

	7,134	(1,976)	17,291	10,349

Comprehensive Income	$38,038	$3,320	$77,514	$53,477

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2007 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2007	2006

Cash Flows — Operating Activities
Net income	$60,223	$43,128
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	48,263	47,979
Straight-line rent adjustments	3,560	592
Income from equity investments in real estate in excess of distributions received	(21,232)	(1,376)
Minority interest in income	20,110	19,835
Issuance of shares to affiliate in satisfaction of fees due	11,049	9,979
Impairment charge	—	27,571
Realized gain on foreign currency transactions, derivative instruments and other, net	(2,640)	(419)
Unrealized gain on foreign currency transactions, derivative instruments and other, net	(1,276)	(1,589)
Reversal of unrealized gain on warrants	1,210	—
Gains on sale of real estate, net	—	(45,186)
Funds released from escrow and restricted cash	—	11,770
Changes in operating assets and liabilities	(6,040)	(768)

Net cash provided by operating activities	113,227	111,516

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	5,093	811
Acquisitions of real estate and equity investments in real estate and other capital expenditures	(109,028)	(185,462)
VAT taxes paid in connection with acquisition of real estate	(2,336)	—
Proceeds from sale of real estate	—	217,081
Proceeds from sale of securities	1,580	—
Exercise of common stock warrants	(499)	—
Increase in cash due to consolidation of certain ventures	—	8,181
Payment of deferred acquisition fees to an affiliate	(10,802)	(9,455)

Net cash (used in) provided by investing activities	(115,992)	31,156

Cash Flows — Financing Activities
Distributions paid	(63,763)	(61,929)
Distributions paid to minority interest partners	(23,131)	(67,712)
Contributions from minority interest partners	24,902	67,101
Proceeds from mortgages	29,559	170,222
Scheduled payments of mortgage principal	(27,618)	(22,467)
Prepayment of mortgage principal	—	(205,883)
Loan from affiliate	—	84,000
Repayment of loan from affiliate	—	(84,000)
Deferred financing costs and mortgage deposits, net of deposits refunded	(98)	(214)
Proceeds from issuance of shares, net of costs	15,147	14,544
Purchase of treasury stock	(23,846)	(19,337)

Net cash used in financing activities	(68,848)	(125,675)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	5,592	480

Net (decrease) increase in cash and cash equivalents	(66,021)	17,477
Cash and cash equivalents, beginning of period	174,375	131,448

Cash and cash equivalents, end of period	$108,354	$148,925

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2007 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of September 30, 2007, our portfolio consisted of our full or partial ownership interest in 372 fully occupied properties leased to 83 tenants, totaling approximately 33 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
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
Information about International Geographic Areas
We own investments in the European Union which are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Lease revenues (rental income and interest income on direct financing leases)	$27,081	$23,315	$77,416	$65,048
Income from equity investments in real estate	2,523	—	2,639	—
CPA®:15 9/30/2007 10-Q — 6

Notes to Consolidated Financial Statements

	As of
	September 30, 2007	December 31, 2006
Long-lived assets	$1,189,794	$1,116,097
Equity investments in real estate	34,205	8,631
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented (Note 7).
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $574 over the period from 2005-2006) and valuation of stock warrants (aggregating $490 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). As a result of these errors, net income was overstated by approximately $112 in 2005 and $952 in 2006. We concluded that these adjustments are not material to any prior period’s consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,064 was not material to the quarter ended March 31, 2007, nor is it expected to be material to the year ending December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
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
FIN 48
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007 (Note 12).
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 157 will have on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently assessing the potential impact the adoption of SFAS 159 will have on our financial position and results of operations.
CPA®:15 9/30/2007 10-Q — 7

Notes to Consolidated Financial Statements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide ‘Investment Companies’ and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. SOP 07-1 was to be effective for our 2008 fiscal year, however, in October 2007 the FASB agreed to propose an indefinite delay of the effective date of SOP 07-1. We are currently assessing the potential impact that the adoption of SOP 07-1 will have on our financial position and results of operations.
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
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,908 and $3,460 for the three months ended September 30, 2007 and 2006, respectively, and $11,493 and $10,493 for the nine months ended September 30, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current acquisition fees were $1,231 for investments that were acquired during the three months ended September 30, 2007 and $5,635 and $3,799 for investments that were acquired during the nine months ended September 30, 2007 and 2006, respectively. Deferred acquisition fees were $985 for investments that were acquired during the three months ended September 30, 2007 and $4,508 and $3,040 for investments that were acquired during the nine months ended September 30, 2007 and 2006, respectively, and are payable to the advisor. We did not incur any current or deferred acquisition fees during the three months ended September 30, 2006. Unpaid installments totaled $21,663 and $27,957 as of September 30, 2007 and December 31, 2006, respectively and are included in due to affiliates in the consolidated financial statements. An annual installment of $10,802 in deferred fees was paid in cash to the advisor in January 2007. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments. Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $4,580 as of both September 30, 2007 and December 31, 2006.
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $1,033 and $976 during the three months ended September 30, 2007 and 2006, respectively, and $2,979 and $2,885 during the nine months ended September 30, 2007 and 2006, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75% and a jointly-controlled 64% interest in two properties subject to a master net lease, with the remaining interests generally held by affiliates.
CPA®:15 9/30/2007 10-Q — 8

Notes to Consolidated Financial Statements
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred for the three months ended September 30, 2007 and 2006 was $215 and $268, respectively, and $668 and $819 for the nine months ended September 30, 2007 and 2006, respectively. Based on current gross revenues, our average estimated current share of aggregate future minimum lease payments is $894 annually through 2016.
In connection with the sale of a property in June 2006, we borrowed $84,000 from our advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. We incurred interest expense of $18 in connection with this borrowing. In August 2007, a venture in which we hold a 47.35% interest borrowed $8,676 from the advisor in order to facilitate the defeasance of its existing limited recourse mortgage obligation (Note 5). The loan was repaid with interest of $41 in September 2007.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	September 30, 2007	December 31, 2006
Cost	$2,305,967	$2,274,562
Less: Accumulated depreciation	(179,925)	(145,486)

	$2,126,042	$2,129,076

Together with an affiliate, we own an interest in a venture owning properties formerly leased to Starmark Holdings L.L.C. (“Starmark”) (formerly the parent of Starmark Camhood L.L.C.) under a master lease agreement. We own a 44% interest and are the managing member in the venture which owns these properties and, therefore, consolidate the investment on our financial statements under the provisions of EITF 04-05. We also lease two wholly-owned properties to Starmark under a separate master lease agreement.
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
In June 2006, the advisor approved a plan to restructure the master lease agreement with Starmark. Under the restructuring plan, six properties under the master lease agreement were re-leased to Life Time Fitness, Inc. (“Life Time”), a tenant unaffiliated with Starmark, and Life Time entered into a commitment to provide $20,000 of improvements to these six properties. In connection with the restructuring, four properties formerly leased to Starmark were transferred to Life Time in exchange for Life Time’s commitment to use $10,000 to fund a portion of the improvements to the six leased properties. This commitment is secured by letters of credit totaling $10,000. The venture has transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The remaining $10,000 of improvements to the six leased properties will be funded through a rent abatement to the tenant of $2,322 and through security deposits and prepaid rent totaling $7,678 that were released by Starmark in the third quarter of 2006. The $20,000 of improvements are for the benefit of the venture and will be retained by the venture upon expiration of the lease. Improvements totaling $8,039 as of September 30, 2007 are included as real estate under construction in the consolidated financial statements. One additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark.
As a result of approving the restructuring plan, during the second quarter of 2006, the venture recognized impairment charges on this investment totaling $27,571, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $12,925 is included in income from continuing operations and $8,346 is included in income from discontinued operations, and an impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values. The venture also prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. During the fourth quarter of 2006, the venture obtained new limited recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.75% with a 10-year term. In April 2007, the venture obtained new limited recourse mortgage financing of $8,000 on the Town Sports property at a fixed annual interest rate of 5.59% and with a 10-year term.
CPA®:15 9/30/2007 10-Q — 9

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
In September 2007, we entered into two agreements to sell six domestic properties leased to Fitness Ventures (Note 7). We sold four of the properties in October 2007 for approximately $42,000. We expect to sell the remaining two properties within six months for approximately $34,000; however, the remaining sale is subject to customary due diligence and there is no assurance that the sale will be completed on the terms described.
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
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value
Lessee	September 30, 2007	September 30, 2007	December 31, 2006
Marriott International, Inc. (1)	47.35%	$71,664	$53,798
Hellweg Die Profi-Baumarkte GmbH & Co. KG (2)	38.49%	29,636	—
The Upper Deck Company	50%	13,201	13,214
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (3)	50%	10,618	14,056
Petsmart, Inc.	30%	9,142	9,196
Hologic, Inc	64%	8,689	8,611
Del Monte Corporation	50%	8,239	8,952
The Talaria Company (Hinckley)	30%	7,385	7,089
Builders FirstSource, Inc.	40%	1,624	1,661

		$160,198	$116,577

Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	September 30, 2007	December 31, 2006
Assets	$1,341,868	$412,578
Liabilities	(683,312)	(202,465)

Partners’ and members’ equity	$658,556	$210,113

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$32,703	$12,289	$70,946	$32,652
Expenses	(13,086)	(4,544)	(37,040)	(13,683)
Gain on sale of real estate (1)	31,317	—	31,317	—

Net income	$50,934	$7,745	$65,223	$18,969

Our share of income from equity investments in real estate	$16,842	$1,783	$21,599	$5,977

CPA®:15 9/30/2007 10-Q — 10

Notes to Consolidated Financial Statements
(1)	In August 2007, this venture, which owns 13 domestic properties and in which we and an unaffiliated third party hold 47.35% and 52.65% interests, respectively, sold a property for $43,334, net of selling costs and recorded a gain on the sale of $31,317. Concurrent with the sale, the venture defeased the existing limited recourse mortgage obligation of $46,915 collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5,129. In order to facilitate the defeasance, this venture borrowed $8,676 from the advisor in August 2007 which it repaid in September 2007. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease. The venture is considering selling the remaining underlying properties.

(2)	We acquired this investment in April 2007 (Note 6).

(3)	In January 2007, this venture distributed limited recourse mortgage proceeds of $9,737 to the venture partners.
Note 6. Acquisitions of Real Estate-Related Investments
Real Estate Acquired
2007 — During the nine months ended September 30, 2007, we and an affiliate acquired two investments located in Germany and Poland at a total cost of $84,772, inclusive of minority interest of $27,344. We acquired the Polish investment through an existing venture with our affiliate (see 2006 below). In connection with the Polish investment, we obtained non-recourse mortgage financing of $8,123, inclusive of minority interest of $2,031, that matures in April 2018 and for which the interest rate has been fixed at an effective annual interest rate of 5.73% through an interest rate swap agreement that matures in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
2006 — In March 2006, we and an affiliate acquired an investment in Poland at a total cost of $183,300, inclusive of minority interest of $45,989. In connection with this investment, we obtained non-recourse mortgage financing of $145,222, inclusive of minority interest of $36,306, that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.02% through two interest rate swap agreements that mature in July 2016. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
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
Real Estate Under Construction
2007 — Costs incurred through September 30, 2007 of $8,039 related to the Starmark restructuring transaction (Note 4) have been presented in the balance sheet as real estate under construction.
2006 — During the nine months ended September 30, 2006, we entered into a build-to-suit project to construct an addition at an existing facility at a total cost of $14,660. This property was placed into service in April 2007. In connection with this transaction, we refinanced a $15,800 limited recourse mortgage with new limited recourse mortgage financing of $25,000 in August 2006. The new financing has an annual fixed interest rate of 6.56% and a term of 10 years.
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
CPA®:15 9/30/2007 10-Q — 11

Notes to Consolidated Financial Statements
determined that the relevant criteria are met in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
Assets Held for Sale
In September 2007, we entered into two agreements to sell six domestic properties leased to Fitness Ventures (Note 4). We sold four of the properties in October 2007 for approximately $42,000, inclusive of minority interest of approximately $23,500. We currently expect to sell the remaining two properties within six months for approximately $34,000; however, the remaining sale is subject to customary due diligence and there is no assurance that the sale will be completed on the terms described.
Discontinued Operations
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
During the second quarter of 2006, we also sold a domestic property and an international property for combined proceeds of $21,822, net of selling costs, and recognized a net gain on sale of $4,085. In addition, we have accounted for the transfer of four properties to Life Time (Note 4) as a sale, as title was transferred to the new tenant and we have no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as we recognized impairment charges totaling $8,614 (inclusive of minority interest of $4,824) during the second quarter of 2006 to reduce the carrying value of the four transferred properties to their estimated fair values.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues	$1,785	$2,363	$5,714	$14,509
Expenses	(615)	(742)	(1,702)	(9,973)
Gains on sale of real estate, net	—	—	—	45,186
Impairment charge	—	—	—	(14,646)
Minority interest in income	(423)	(312)	(1,306)	(10,865)

Income from discontinued operations	$747	$1,309	$2,706	$24,211

Note 8. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of September 30, 2007, the fair value of our interest was $11,205, reflecting an aggregate unrealized gain of $398 and cumulative net amortization of $1,193. The fair value of our interest in the CCMT is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	September 30, 2007	change	change
Fair value of our interest in CCMT	$11,205	$10,811	$10,433
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
CPA®:15 9/30/2007 10-Q — 12

Notes to Consolidated Financial Statements
Note 9. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $321,399, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
Intangibles are summarized as follows:

	September 30, 2007	December 31, 2006
Lease intangibles
In-place lease	$208,641	$201,568
Tenant relationship	37,639	36,585
Above-market rent	100,871	100,012
Less: accumulated amortization	(72,407)	(52,514)

	$274,744	$285,651

Below-market rent	$(25,752)	$(24,752)
Less: accumulated amortization	4,054	2,960

	$(21,698)	$(21,792)

Net amortization of intangibles, including the effect of foreign currency translation, was $5,823 and $5,652 for the three months ended September 30, 2007 and 2006, respectively and $17,258 and $16,912 for the nine months ended September 30, 2007 and 2006, respectively. Based on the intangibles recorded as of September 30, 2007, scheduled annual net amortization of intangibles is expected to be $5,886 for the remainder of 2007; $23,521 for each of 2008 and 2009; $22,074 for 2010; $21,430 for 2011 and $21,646 for 2012.
Note 10. Commitments and Contingencies
As of September 30, 2007, we were not involved in any material litigation.
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
The staff alleged that in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement. Specifically, the staff alleged that the delivery of investor funds into escrow after completion of the first phase of the offering (the “Phase I Offering”), completed in the fourth quarter of 2002 but before a registration statement with respect to the second phase of the offering (the “Phase II Offering”) became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933. In addition, in the March 2004 letter the staff raised issues about whether actions taken in connection with the Phase II offering were adequately disclosed to investors in the Phase I Offering. In the event the SEC pursues these allegations, or if our affected investors bring a similar private action, we might be required to offer the affected investors the opportunity to receive a return of their investment. It cannot be determined at this time if, as a consequence of investor funds being returned by us, Carey Financial would be required to return to us the commissions paid by us on purchases actually rescinded. Further, as part of any action against the advisor, the SEC could seek disgorgement of any such commissions or different or additional penalties or relief, including without limitation, injunctive relief and/or civil monetary penalties, irrespective of the outcome of any rescission offer. The potential effect such a rescission offer or SEC action may ultimately have on the operations of the advisor, Carey Financial or the REITs managed by the advisor, including us, cannot be predicted at this time.
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
CPA®:15 9/30/2007 10-Q — 13

Notes to Consolidated Financial Statements
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
Note 11. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are also subject to the risks associated with changing exchange rates.
Use of Derivative Financial Instruments
We do not generally use derivative financial instruments to manage foreign currency rate risk exposure and generally do not use derivative instruments to hedge credit/market risks or for speculative purposes.
CPA®:15 9/30/2007 10-Q — 14

Notes to Consolidated Financial Statements
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
Our interest rate swap derivative financial instruments are summarized as follows at September 30, 2007:

	Carrying Value	Effective	Expiration	Fair
	of Debt (1)	Interest Rate	Date	Value (1) (2)
Cash flow hedges (3)	$200,905	5.02-6.95%	2/2014-7/2016	$10,095

(1)	Amounts are based upon the applicable exchange rate at September 30, 2007.

(2)	Amounts are included in other assets.

(3)	Inclusive of minority interests in carrying value of debt and fair value of the derivative totaling $44,278 and $2,408, respectively.
Changes in the fair value of interest rate swaps included in other comprehensive income in shareholders’ equity, net of minority interests, reflected an unrealized loss of $1,965 and $3,463 for the three months ended September 30, 2007 and 2006, respectively, and an unrealized gain of $4,906 and $1,058 for the nine months ended September 30, 2007 and 2006, respectively.
Embedded Credit Derivative
In connection with a German transaction in April 2007 (Note 6), two ventures in which we have a total effective ownership interest of 38.49% obtained participation rights in two interest rate swaps obtained by the lender of the limited recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $8,616 as of September 30, 2007 and generated a total unrealized gain on derivative instruments (not our proportionate share) of $6,004 for both the three and nine months ended September 30, 2007. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. As of September 30, 2007 and December 31, 2006, warrants issued to us having an aggregate fair value of $1,459 and $1,891, respectively, are included in other assets.
Included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized losses on stock warrants of $621 and $1,210 for the three and nine months ended September 30, 2007, respectively and unrealized gains on stock warrants of $152 and $259 for the three and nine months ended September 30, 2006, respectively. The unrealized losses for the three and nine months ended September 30, 2007 represent the reversal of unrealized gains recognized in prior periods, including an out of period adjustment of $490 recognized during the first quarter of 2007 (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during the third quarter of 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received net cash proceeds of $1,081 and realized a gain of $1,043, which is included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
Foreign Currency Exchange
We are exposed to the Euro and British Pound Sterling and manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to
CPA®:15 9/30/2007 10-Q — 15

Notes to Consolidated Financial Statements
the extent of the difference between the rental obligation and the debt service. We also face restrictions with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
Concentration of Credit Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that would cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. We believe our portfolio is reasonably well diversified and does not contain any unusual concentration of credit risks.
Our directly owned real estate properties and related loans are located in the United States (62%) and Europe (38%), with France (16%) representing the only significant concentration (10% or more of current annualized lease revenue). In addition, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of lease revenue in the nine months ended September 30, 2007, inclusive of minority interest. Our directly owned real estate properties contain significant concentrations in the following asset types as of September 30, 2007: office (25%), self-storage (24%), industrial (19%), warehouse/distribution (17%) and retail (15%) and the following tenant industries as of September 30, 2007: retail trade (22%) and electronics (12%).
Note 12. Income Taxes
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
We conduct business in the various states and municipalities within the United States and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the nine months ended September 30, 2007 includes $574 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $174 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $160 of total gross unrecognized tax benefits.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we have $36 of accrued interest and penalties related to uncertain tax positions. The tax years 2003-2006 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Subsequent Event
In October 2007, through a venture in which we and an affiliate hold 66.67% and 33.33% interests, respectively, we acquired an investment located in Germany at a total cost of approximately $30,900, inclusive of minority interest of approximately $10,300. In connection with this investment, we obtained limited recourse mortgage financing of approximately $12,700, inclusive of minority interest of approximately $4,200, with an annual fixed rate of interest and term of 5.77% and 10 years, respectively. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
CPA®:15 9/30/2007 10-Q — 16

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto as of September 30, 2007.
Executive Overview
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. As of September 30, 2007, our portfolio consisted of our full or partial ownership interest in 372 fully occupied properties leased to 83 tenants, totaling approximately 33 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Current Developments and Trends
Current developments include:
Investment Activity — In September 2007, through a venture in which we and an affiliate hold 66.67% and 33.33% interests, respectively, we acquired an investment located in Germany at a total cost of approximately $73,800, inclusive of minority interest of approximately $24,600. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Disposition Activity — In August 2007, a venture which owns 13 domestic properties and in which we and an unaffiliated third party hold 47.35% and 52.65% interests, respectively, sold a property for $43,334, net of selling costs and recorded a gain on the sale of $31,317. Concurrent with the sale, the venture defeased the existing limited recourse mortgage obligation of $46,915 collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5,129. The venture is considering selling the remaining underlying properties.
In September 2007, we entered into two agreements to sell six domestic properties. We sold four of the properties in October 2007 for approximately $42,000, inclusive of minority interest of approximately $23,500. We currently expect to sell the remaining two properties within six months for approximately $34,000; however, the remaining sale is subject to customary due diligence and there is no assurance that the sale will be completed on the terms described.
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
Quarterly Distribution — In September 2007, our board of directors approved and increased the 2007 third quarter distribution to $0.1679 per share payable in October 2007 to shareholders of record as of September 28, 2007.
Directors — In September 2007, Richard Pinola resigned from our board of directors in connection with his appointment to the board of directors of one of our affiliates.
Developments occurring subsequent to our third quarter include:
Investment Activity — In October 2007, through a venture in which we and an affiliate hold 66.67% and 33.33% interests, respectively, we acquired an investment located in Germany at a total cost of approximately $30,900, inclusive of minority interest of approximately $10,300. In connection with this investment, we obtained limited recourse mortgage financing of approximately $12,700, inclusive of minority interest of approximately $4,200, with an annual fixed rate of interest and term of 5.77% and 10 years, respectively. All amounts are based upon the exchange rate of the Euro at the date of acquisition.
Current trends include:
Although we have to date invested a significant amount of the proceeds of our public offerings, we continue to seek additional investment opportunities. As a result of recent increases in commercial real estate values, we may selectively dispose of properties, if

CPA®:15 9/30/2007 10-Q — 17

market conditions allow, obtain new limited recourse mortgage financing on unencumbered assets or refinance mortgages on existing properties if such financing is available on attractive terms. Proceeds from sales and financing activity may be used to make acquisitions if attractive opportunities arise.
Beginning in the second quarter of 2007, we have experienced some widening on the mortgage spreads of the limited recourse borrowings that we may utilize if we make additional investments or obtain financing on existing investments. This trend is consistent with the overall trend in the capital markets, where spreads on corporate obligations and mortgages have widened, in part, based upon investor concerns about credit quality and potential defaults. A decrease in credit availability may also increase the default rates we experience with our tenants. While we expect these trends to continue in 2007, we utilize moderate leverage and do not believe the current environment will materially impact our ability to borrow, at favorable rates, on a limited recourse basis on most transactions.
Long-term interest rates have increased in recent quarters from historical lows; however, they remain relatively low by historical standards. Should long-term interest rates rise significantly, the value of our real estate assets would likely decrease, which would compromise the amount and terms of financing we can obtain. Increases in interest rates may also have an impact on the credit profile of certain tenants. Rising interest rates are sometimes associated with an increase in inflation and a corresponding increase in the Consumer Price Index (“CPI”). To the extent that the CPI increases, additional rental income streams may be generated for leases with CPI adjustment triggers and partially offset the impact of declining property values. In addition, we constantly evaluate our debt exposure, and to the extent that opportunities exist to refinance and lock in lower interest rates over a longer term, we may be able to reduce our exposure to short term interest rate fluctuation.
Due in part to low long-term interest rates by historical standards, commercial real estate values have risen significantly in recent years. To the extent that disposing of properties fits with our strategic plans and market conditions allow, we may look to take advantage of the increase in real estate prices by selectively disposing of properties.
We continue to see intense competition in both the domestic and international markets for triple net leased properties, as capital continues to flow into real estate, in general, and triple net leased real estate, in particular. We believe the recent low long-term interest rate environment has created greater investor demand for yield-based investments, such as triple net leased real estate, thus creating increased capital flows and a more competitive investment environment. We currently expect these trends to continue in 2007 but believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally. We currently believe that several factors may also provide us with continued investment opportunities, including an active merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of funding, a continued desire of corporations to divest themselves of real estate holdings and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities. In the short term, it is possible that merger and acquisition activity may be delayed, causing a delay in financing for those transactions.
We have foreign investments, and as a result are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and British Pound Sterling, which account for approximately 35% and 3% of annualized lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During both the three and nine months ended September 30, 2007, the average rate for the U.S. dollar in relation to both the Euro and the British Pound Sterling was considerably weaker than during the comparable periods ended September 30, 2006, and as a result, we experienced a positive impact on our results of foreign operations for the current periods as compared to 2006.
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

CPA®:15 9/30/2007 10-Q — 18

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
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining limited recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and limited recourse mortgage debt. A lender on a limited recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine months ended September 30,
	2007	2006
Rental income	$176,816	$165,925
Interest income from direct financing leases	33,374	30,884

	$210,190	$196,809

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Nine months ended September 30,
Lessee	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$21,329	$21,406
Carrefour France, SA (a) (b) (c)	14,015	12,106
OBI A.G. (a) (b) (d)	11,369	6,823
True Value Company (a)	10,713	10,842
Life Time Fitness, Inc. (a) (e)	10,536	6,265
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	10,375	9,413
Thales S.A. (a) (b) (c)	9,639	8,368
Advanced Micro Devices, Inc. (a)	6,907	6,907
Universal Technical Institute	6,284	6,078
Pohjola Non-Life Insurance Company (a) (b) (c)	6,214	5,668
TietoEnator plc. (a) (b) (c)	5,858	5,304
Police Prefecture, French Government (a) (b) (c)	5,162	4,638
Médica — France, SA (a) (b) (c)	4,628	4,075
Foster Wheeler, Inc.	4,275	4,275
Information Resources, Inc. (a)	3,729	3,729
Qualceram Shires Ltd (b)	3,368	3,055
Other (a) (b)	75,789	77,857

	$210,190	$196,809

(a)	These revenues are generated in consolidated joint ventures with affiliates, and include lease revenues applicable to minority interests totaling $50,334 and $46,495 for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase is due to CPI-based (or equivalent) rent increases.

(d)	We acquired our initial investment during 2006 and made a further investment in 2007.

(e)	Increase is due to new lease in 2006.

CPA®:15 9/30/2007 10-Q — 19

We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2007	2007	2006
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38.49%	$16,561	$—
Marriott International, Inc. (c)	47.35%	14,650	14,505
Petsmart, Inc.	30%	6,206	6,316
The Talaria Company (Hinckley)	30%	3,736	3,759
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (d)	50%	2,510	—
Hologic, Inc.	64%	2,407	2,367
The Upper Deck Company	50%	2,395	2,323
Del Monte Corporation	50%	2,217	2,275
Builders FirstSource, Inc.	40%	1,119	1,119

		$51,801	$32,664

(a)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(b)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $12,609 on a note receivable. Represents a follow-on transaction to our 2005 transaction with Hellweg.

(c)	One of the properties owned by this venture was sold in August 2007 (see Current Developments above).

(d)	We acquired our interest in this investment during the fourth quarter of 2006.
Results of Operations
Lease Revenues
For the three months ended September 30, 2007 and 2006, lease revenues (rental income and interest income from direct financing leases) increased $4,413, primarily due to $1,975 from rent increases at several properties and $1,748 resulting from fluctuations in average foreign currency exchange rates as compared to 2006. Investments acquired during 2007 and 2006 also contributed to the increase.
For the nine months ended September 30, 2007 and 2006, lease revenues increased $13,381, primarily due to the same factors described above. Fluctuations in average foreign currency exchange rates contributed $5,163, rent increases contributed $4,787 and new investments contributed $4,740. These increases were partially offset by the effects of the Starmark lease restructuring in 2006 (Note 4).
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
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, other operating income increased $922 and $2,159, respectively, primarily due to an increase in reimbursable costs resulting from the continued growth of our portfolio.
Property Expenses
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, property expenses increased $1,661 and $3,761, respectively, primarily due to an increase in asset management and performance fees of $896 and $2,000, respectively, as well as increases in reimbursable tenant costs (see Other Operating Income above). The increase in asset management and performance fees is attributable to an increase in our asset base as a result of investment activity in 2007 and 2006 and increases in property values as a result of the third party valuation of our portfolio as of December 31, 2006.
Impairment Charge
There were no impairment charges for the three and nine months ended September 30, 2007 or the three months ended September 30,

CPA®:15 9/30/2007 10-Q — 20

2006. During the nine months ended September 30, 2006, we recognized an impairment charge of $12,925 in connection with entering into a plan to restructure a master lease agreement with Starmark.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, income from equity investments in real estate increased $15,059 and $15,622, respectively. The increase is substantially due to the recognition of a gain of $14,829 on the sale of a property in August 2007, partially offset by defeasance charges totaling $2,429 incurred upon the defeasance of the existing limited recourse mortgage loan. Equity investments in real estate acquired during 2007 and 2006 also contributed $2,642 and $2,940 of the increase for the comparable three and nine month periods, respectively.
Other Interest Income
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, other interest income increased $120 and $2,869, respectively. The increase for the nine-month period is primarily due to higher average cash balances during the first six months of 2007 and higher average interest rates. In addition, we received special distributions of $405 in the second quarter of 2007 from a tenant in which we hold warrant and stock positions.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and nine months ended September 30, 2007, versus the comparable 2006 periods, minority interest in income increased $5,646 and $9,835, respectively, primarily due to the recognition of impairment charges and prepayment penalties and debt defeasance costs on our Starmark investment in the second and third quarters of 2006, respectively, that reduced minority interest in income in the 2006 periods (Note 4).
Interest Expense
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, interest expense decreased $12,916 and $10,847, respectively, primarily due to prepayment penalties and debt defeasance costs incurred totaling $13,618 related to the payoff of the limited recourse mortgage on the Starmark investment and the refinancing of a mortgage on a domestic property during the third quarter of 2006. We did not incur any prepayment penalties and debt defeasance costs during the current three or nine month periods. These decreases were partially offset by interest expense on several new mortgages obtained in 2007 and 2006 as well as fluctuations in average foreign currency exchange rates.
Provision for Income Taxes
For the three and nine months ended September 30, 2007 versus the comparable 2006 periods, the provision for income taxes increased $888 and $3,842, respectively, primarily due to recent international investment activity. In addition, during the first quarter of 2007, we recorded an accrual for foreign income taxes totaling $574 related to our 2005 and 2006 fiscal years (Note 2).
Discontinued Operations
For the three and nine months ended September 30, 2007, we earned income from the operations of discontinued properties of $747 and $2,706, respectively.
For the three months ended September 30, 2006, we earned income from discontinued operations of $1,309. For the nine months ended September 30, 2006, we earned income from discontinued operations of $24,211 primarily due to a gain on the sale of a New York property of $41,101, of which $16,440 is attributable to the minority partners’ interest, and to a lesser extent, a gain on the sale of a property in the United Kingdom. The gain on the sale of the New York property was partially offset by impairment charges totaling $14,646, inclusive of minority interest of $6,750.
Net Income
For the three months ended September 30, 2007 and 2006, net income increased $25,608, primarily due to our recognition of a gain of $14,829 on the sale of a property by an equity investment venture in August 2007 and a decrease in interest expense of $13,618 as a result of prepayment penalties and debt defeasance costs incurred in the third quarter of 2006 that did not recur in 2007. These variances are described above.

CPA®:15 9/30/2007 10-Q — 21

For the nine months ended September 30, 2007 and 2006, net income increased $17,095, primarily due to our recognition of the gain on the sale of a property of $14,829 and the decrease in prepayment penalties and debt defeasance of $13,618 as described above. In addition, net income benefited from a decrease in impairment charges of $12,925 as a result of impairment charges incurred in 2006 that did not recur in 2007. These increases were partially offset by a decrease in income from discontinued operations of $21,505. These variances are described above.
Financial Condition
Uses of Cash During the Period
Cash and cash equivalents totaled $108,354 as of September 30, 2007, a decrease of $66,021 from the December 31, 2006 balance. We believe we have sufficient cash balances to meet our working capital needs including our current distribution rate. Our use of cash during the period is described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the nine months ended September 30, 2007, distributions paid to shareholders of $63,763, scheduled mortgage principal installments of $27,618 and distributions to minority partners of $23,131 were substantially funded by cash flows generated from operations of $113,227. During the nine months ended September 30, 2007, we paid performance fees of $11,049 in restricted common stock rather than in cash as a result of the advisor’s election to continue to receive performance fees in restricted common stock.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During the nine months ended September 30, 2007, we used $109,028 to enter into investments in Germany and Poland, fund construction costs at a build-to-suit project that was completed in April 2007, and contribute to a joint venture in connection with the purchase of an equity investment in real estate. In addition, during the nine months ended September 30, 2007, cash inflows included distributions from equity investments in real estate in excess of equity income of $5,093, which is primarily comprised of our share of the proceeds from a limited recourse mortgage obtained by a venture in which we have a 50% interest. We received proceeds of $1,580 from the sale of common stock which we obtained in connection with the exercise of common stock warrants for $499. Our annual installment of deferred acquisition fees is paid each January to the advisor and totaled $10,802 in 2007.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $23,846 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. In connection with our German and Polish investments, we received contributions of $24,902 from minority partners. We obtained mortgage proceeds of $29,559, including $19,100 from the financing of existing unencumbered properties and $8,129 related to our Polish investment. We also received $15,147 as a result of issuing shares through our Distribution Reinvestment and Share Purchase Plan.
Summary of Financing
The table below summarizes our mortgage notes payable as of September 30, 2007 and 2006, respectively.

	September 30,
	2007	2006
Balance:
Fixed rate	$1,538,821	$1,372,297
Variable rate (1)	374,593	368,766

Total	$1,913,414	$1,741,063

Percent of total debt:
Fixed rate	80%	79%
Variable rate (1)	20%	21%

	100%	100%

Weighted average interest rate at end of period:
Fixed rate	6.00%	6.14%
Variable rate (1)	5.40%	5.21%

(1)	Included in variable rate debt at September 30, 2007 is (i) $192,282 in variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $171,190 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term.

CPA®:15 9/30/2007 10-Q — 22

Cash Resources
As of September 30, 2007, our cash resources consisted of cash and cash equivalents of $108,354. Of this amount, $70,055, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts. We can also borrow against currently unleveraged properties which have a carrying value of $107,278. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:
–	The impact from investments entered into during 2007 and the completion of a build-to-suit project in April 2007, which we expect to generate annual cash flow of approximately $8,700, inclusive of minority interest of $2,400, and annual distributions from equity investments in real estate of approximately $5,000.

–	The advisor’s election for 2007 to continue to receive performance fees in restricted shares. The advisor has not yet made an election for 2008.

–	Scheduled rent increases on several properties during 2007 and 2008.

–	The repayment of a limited recourse mortgage by a venture in which we hold a 47.35% interest in connection with the venture’s sale of one of its properties, which may increase annual distributions from this venture by approximately $1,800.

–	Proposed and completed dispositions, which may reduce annual cash flow by approximately $5,000, inclusive of minority interest of approximately $2,000.
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
Aggregate Contractual Agreements
The table below summarizes our contractual obligations as of September 30, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Mortgage notes payable — Principal	$1,913,414	$48,133	$226,763	$288,392	$1,350,126
Mortgage notes payable — Interest (1)	775,343	112,343	203,322	174,731	284,947
Deferred acquisition fees due to affiliates — Principal	21,663	8,414	10,131	3,118	—
Deferred acquisition fees due to affiliates — Interest	2,638	1,201	1,182	255	—
Subordinated disposition fees (2)	4,580	—	—	—	4,580
Property improvements (3)	5,263	5,263	—	—	—
Operating and other lease commitments (4)	22,310	1,074	2,168	2,247	16,821

	$2,745,211	$176,428	$443,566	$468,743	$1,656,474

(1)	Interest on variable rate debt obligations was calculated using the applicable variable interest rate and balance outstanding as of September 30, 2007.

(2)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(3)	Represents our pro rata share of landlord improvements on the Life Time properties.

(4)	Operating and other lease commitments consist primarily of our share of rental obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Our share of rental obligations under ground leases total approximately $14,330 over the lease terms.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2007. As of September 30, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

CPA®:15 9/30/2007 10-Q — 23

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. The underlying investments are generally owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2007 is presented below:

	Ownership Interest at		Total Third
Lessee	September 30, 2007	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$25,841	$11,531	2/2011
Del Monte Corporation	50%	15,810	10,991	8/2011
Petsmart, Inc.	30%	72,225	40,804	12/2011
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (1)	50%	43,442	23,917	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,548	6,941	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (1) (2)	38.49%	951,238	404,804	4/2017
Hologic, Inc	64%	29,078	16,306	5/2023
The Talaria Company (Hinckley)	30%	58,199	32,952	6/2025
Marriott International, Inc. (3)	47.35%	134,487	—	N/A

		$1,341,868	$548,246

(1)	Amounts shown are based on the exchange rate of the Euro as of September 30, 2007, where appropriate.

(2)	We acquired this investment in April 2007.

(3)	In August 2007, one of the 13 properties owned by this venture was sold and the existing limited recourse mortgage collateralized by all 13 properties was paid off (see Current Developments).

CPA®:15 9/30/2007 10-Q — 24

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
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations are subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At September 30, 2007, the fair value of our interest rate swaps included in other assets was $10,095, inclusive of minority interest of $2,408.
We own marketable securities through our ownership interests in Carey Commercial Mortgage Trust (“CCMT”) that we expect to hold on a long-term basis. The value of the marketable securities is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. As of September 30, 2007, our interest in CCMT had a fair value of $11,205.
At September 30, 2007, substantially all of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is currently at a fixed rate but converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2007 ranged from 4.25% to 10%. The annual interest rates on the variable rate debt at September 30, 2007 ranged from 4.99% to 6.89%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Fixed rate debt	$12,468	$33,301	$148,505	$61,594	$147,911	$1,135,042	$1,538,821	$1,584,387
Variable rate debt	$4,508	$8,824	$9,865	$10,838	$11,787	$328,771	$374,593	$374,593
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates by an aggregate of $99,934. Annual interest expense on our variable rate debt that has not been hedged and does not currently bear interest at fixed rates would increase or decrease by $111 for each 1% change in annual interest rates. As more fully described in Summary of Financing above, substantially all of the debt classified as variable rate debt in the tables above has been fixed through the use of interest rate

CPA®:15 9/30/2007 10-Q — 25

swap agreements or currently bears interest at fixed rates but has interest rate reset features which will change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. We are a net receiver of these currencies (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $1,064 and $1,597 for the three and nine months ended September 30, 2007, respectively. Net unrealized foreign currency translation gains were $920 and $1,276 for the three and nine months ended September 30, 2007, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
Other
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transaction which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2007, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,459.
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
Our management, with the participation of our chief executive officer and acting chief financial officer, has conducted a review of our disclosure controls and procedures as of September 30, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2007.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:15 9/30/2007 10-Q — 26

PART II
(in thousands, except share and per share amounts)
Item 1. — Legal Proceedings
Refer to Note 10, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended September 30, 2007, 341,993 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $11.40 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

(c)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (1)	paid per share	plans or programs (1)	plans or programs (1)
July	10,108	$10.60	N/A	N/A
August	—	—	N/A	N/A
September	750,358	10.60	N/A	N/A

Total	760,466

(1)	All shares were purchased pursuant to our redemption plan, which we announced in November 2001. Under our redemption plan, we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the Distribution Reinvestment and Share Purchase Plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Second Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

CPA®:15 9/30/2007 10-Q — 27

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 11/14/2007	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 11/14/2007	By:	/s/ Thomas Ridings
Thomas Ridings
Managing Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 9/30/2007 10-Q — 28