Form 10-K
period 2007-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2008-03-31
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this report, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 123,267,648 shares of common stock at June 30, 2007.
As of March 24, 2008, there are 129,320,964 shares of common stock of registrant outstanding.
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this annual report on Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, those described below in Item 1A — Risk Factors. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved.
As used in this Annual Report on Form 10-K, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 2007 10-K — 1

PART I
Financial information in this report is in thousands except share and per share amounts.
Item 1. Business.
(a) General Development of Business
Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

•	indemnification for environmental and other liabilities;

•	operational or financial covenants of the tenant; and

•	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”) , Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), collectively, including us, the (“CPA® REITs”).
We were formed as a Maryland corporation in February 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1,046,176 in gross offering proceeds. Through December 31, 2007, we have also issued 9,045,315 shares ($93,425) through our distribution reinvestment and stock purchase plan. We have used and will continue to use these proceeds along with non-recourse mortgage debt to purchase our property portfolio.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2007, we had no employees. The advisor employs 135 individuals who are available to perform services for us.
Significant Developments During 2007:
All amounts below are based upon the appropriate exchange rate of the Euro where applicable.
Investment Activity — During 2007, we entered into three investments in Europe for $115,550, inclusive of minority interests of $37,604. We subsequently disposed of a portion of our interests in one of these investments following the advisor’s purchase of a tenant-in-common interest (Note 7). In addition, we also acquired interests in two joint ventures that purchased 37 properties in Germany (Note 7). Our contribution to these equity investments totaled $26,096. We account for our interests in the joint ventures under the equity method of accounting.
Financing Activity — During 2007, we obtained non-recourse mortgage financing on our consolidated investments totaling $39,998 at a weighted average fixed annual interest rate and term of 5.7% and 10 years, respectively, including $19,100 obtained on previously
CPA®:15 2007 10-K — 2

unencumbered properties. Our share of financing obtained by ventures, which we account for under the equity method of accounting, totaled $145,740 at a weighted average fixed annual interest rate and term of 5.5% and 10 years, respectively.
We consolidate a venture in Germany that had $121,737 of non-recourse mortgage debt at December 31, 2007, inclusive of minority interests of $30,434, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time.
Disposition Activity — During 2007, we sold six domestic properties for total proceeds of $75,331, net of selling costs, for a net gain of $22,087, inclusive of minority interests of $6,938. In connection with two of these properties, the outstanding non-recourse mortgage financing of $14,875 was assigned to the purchaser.
In addition, a venture which owns 13 domestic properties and in which we and an unaffiliated third party hold 47.35% and 52.65% interests, respectively, sold a property for $43,334, net of selling costs and recorded a gain on the sale of $31,317. Concurrent with the sale, the venture defeased the existing non-recourse mortgage obligation of $46,915 collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5,129.
SEC Investigation — As we have previously disclosed, in 2004 the staff of the U.S. Securities and Exchange Commission began investigating whether, in connection with a public offering of our shares in late 2002 and early 2003, Carey Financial, LLC (“Carey Financial”), a wholly-owned broker-dealer subsidiary of WPC, sold such shares without an effective registration statement, and whether registration statements and prospectuses used in connection with public offerings of our common stock and the shares of other CPA® REITs contained material misrepresentations and omissions, including with respect to payments made by us and other CPA® REITs in the 2000-2003 period to broker-dealers that distributed our shares and the shares of other CPA® REITs. All matters relating to this investigation with respect to WPC and Carey Financial were settled in March 2008. As part of the settlement, WPC will be required to cause payments to be made to us of approximately $9,111. See Item 3 — Legal Proceedings for a discussion of this investigation and the settlement.
Directors and Senior Management — Marshall Blume was appointed as an independent director of our board of directors in April 2007 and was elected for a term of one year at the annual meeting of shareholders held in June 2007. Mr. Blume replaced Trevor Bond, who resigned from our board of directors in connection with his appointment to the board of directors of WPC in April 2007. In September 2007, Richard Pinola resigned from our board of directors in connection with his appointment to the board of directors of one of our affiliates. In June 2007, Thomas Ridings, an executive director, was appointed chief accounting officer.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. Refer to the Segment Information footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties, which are upon acquisition improved or developed or which will be developed within a reasonable time after acquisition.
Our primary objectives are to:
•	own a diversified portfolio of triple-net leased real estate;

•	fund distributions to shareholders; and

•	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties each triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
CPA®:15 2007 10-K — 3

Our Portfolio
As of December 31, 2007, our portfolio consisted of our full or partial ownership in 368 properties leased to 85 tenants, totaling approximately 32 million square feet (on a pro rata basis), and was fully occupied. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
South	$52,603	17%	$2,774	8%
West	49,699	16	6,649	19
Midwest	43,299	14	3,904	11
East	39,419	13	5,906	17

Total U.S.	185,020	60	19,233	55

International
Europe	122,363	40	15,571	45

Total	$307,383	100%	$34,804	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Property Diversification
Information regarding our property diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Office	$78,859	26%	$249	1%
Industrial	62,044	20	10,471	30
Warehouse/distribution	53,051	17	3,140	9
Retail	47,373	15	12,538	36
Other properties (c)	37,515	13	—	—
Self-storage	28,541	9	—	—
Hospitality	—	—	8,406	24

Total	$307,383	100%	$34,804	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Other properties include healthcare, education and childcare, leisure, amusement and entertainment properties.
CPA®:15 2007 10-K — 4

Tenant Diversification
Information regarding our tenant diversification as of December 31, 2007 is set forth below:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Retail trade	$70,123	23%	$17,083	49%
Electronics	38,296	12	2,123	6
Healthcare, education and childcare	24,191	8	—	—
Leisure, amusement, entertainment	18,745	6	—	—
Buildings and real estate	18,551	6	—	—
Construction and building	16,813	5	599	2
Business and commercial services	15,305	5	—	—
Aerospace and defense	14,648	5	—	—
Chemicals, plastics, rubber, and glass	11,557	4	—	—
Federal, state and local government	10,189	3	—	—
Automobile	10,165	3	1,970	6
Transportation — personal	9,990	3	—	—
Insurance	9,076	3	—	—
Machinery	8,594	3	—	—
Hotels and gaming	—	—	8,406	24
Other (d)	31,140	11	4,623	13

Total	$307,383	100%	$34,804	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.

(c)	Based on the Moody’s classification and information provided by the tenant.

(d)	Includes revenue from tenants in the beverages, food and tobacco, consumer and durable/non-durable goods, forest products and paper, grocery, media: printing and publishing, mining, metals and primary metal industries, telecommunications and transportation-cargo industries.
CPA®:15 2007 10-K — 5

Lease Expirations
As of December 31, 2007, lease expirations of our properties are as follows:

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2008	$—	—%	$—	—%
2009	—	—	—	—
2010	13,924	5	—	—
2011	24,674	8	—	—
2012	4,371	1	—	—
2013	9,635	3	—	—
2014	20,852	7	—	—
2015	10,282	3	—	—
2016	12,961	4	1,478	4
2017 — 2021	61,949	20	4,571	13
2022 — 2027	125,574	41	12,499	36
2028 and thereafter	23,161	8	16,256	47

Total	$307,383	100%	$34,804	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2007.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2007 from equity investments in real estate.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor often relies on third party asset managers. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
Holding Period
We intend to hold each property we invest in for an extended period. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation for our shareholders or avoiding increases in risk. No assurance can be given that this objective will be realized.
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering. We may provide liquidity for our shareholders through a liquidity transaction which could include sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange or inclusion of our shares in an automated quotation system, a merger (which may include a merger with one or more of our affiliated CPA® REITs) or another transaction approved by our board of directors. While we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders which may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a
CPA®:15 2007 10-K — 6

liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. As of December 31, 2007, substantially all of our mortgages are non-recourse, bear interest at fixed rates and provide for monthly or quarterly installments which include scheduled payments of principal. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. However, financing on future investments will likely bear higher rates of interest at least until the credit markets stabilize. A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, will help us to limit the exposure of all of our assets to any one debt obligation. However, lenders may have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans, provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
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
Most of our properties are subject to long-term net leases and were acquired through long-term sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of common stock.
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
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience; industry position and fundamentals; operating history; and capital structure, as well as other factors that may be relevant to a particular investment. In evaluating a possible investment, the creditworthiness of a tenant or borrower often is a more significant factor than the value of the underlying real estate, particularly if the underlying property
CPA®:15 2007 10-K — 7

is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy is determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
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
Collateral Evaluation — The advisor reviews the physical condition of the property, and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, we generally require that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, require tenants contractually to assume responsibility for resolving identified environmental issues post-closing and indemnify us against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property purchased by us will be appraised by a third party appraiser that is independent of the advisor, prior to acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in its leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may require a right to purchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price and the fair market value of the property at the time the option is exercised.
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
Investment Decisions — The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments, but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. Subject to limited
CPA®:15 2007 10-K — 8

exceptions, the advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee. For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more CPA® REIT and the advisor) will hold the investment, the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

•	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH and deputy chairman of the supervisory board of Corealcredit Bank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character which, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For the year ended December 31, 2007, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of our total lease revenue, inclusive of minority interest.
Competition
When we make acquisitions, we may compete against insurance companies, credit companies, pension funds, private individuals, private funds such as hedge funds, financial institutions, finance companies, investment companies and other REITs. We also face competition from institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. We believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials.
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties, or that the environmental assessments we do perform will disclose all potential environmental liabilities, and we may purchase a property that contains hazardous materials in the building, or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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
CPA®:15 2007 10-K — 9

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
Types of Investments
Substantially all of our investments to date are and will continue to be income-producing properties, which are, upon acquisition, improved or being developed or which will be developed within a reasonable period of time after their acquisition. These investments have primarily been through sale-leaseback transactions, in which we invest in properties from companies that simultaneously lease the properties back from us subject to long-term leases. Investments are not restricted as to geographical areas.
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
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property, which the advisor believes will appreciate in value, or which will increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities” as defined in Rule 144 under the Securities Act. Under this rule, we may be prohibited from reselling the equity securities without limitation until we have fully paid for and held the securities for six months. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on the success of its operations.
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
Pending investment of available capital, cash obtained from offering of our securities or dispositions of assets will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code. Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The
CPA®:15 2007 10-K — 10

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
(d) Financial Information About Geographic Areas
Refer to the segment information footnote of the consolidated financial statements for financial information pertaining to our segment and geographic operations.
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
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described above list all material risks to us at any specific point in time. We have disclosed many of the important risk factors discussed below in our previous filings with the SEC.
Our future results may be affected by risks and uncertainties including the following:
WPC and Carey Financial have recently settled the previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
As discussed in Item 3 — Legal Proceedings, WPC and Carey Financial have recently settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by us and certain other CPA® REITs during 2000-2003 to broker-dealers that distributed our shares.
Under the settlement, WPC will be required to cause payments to be made to the affected CPA® REITs of approximately $19,979 and pay a civil monetary penalty of $10,000. Also, in connection with implementing the settlement, a federal court injunction has been entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
The settlement is not binding on other regulatory authorities, including FINRA, which regulates Carey Financial, state securities regulators, or other regulatory organizations, which may seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates for a broad range of services.
CPA®:15 2007 10-K — 11

We are subject to the risks of real estate ownership which could reduce the value of our properties.
Our performance and asset value is subject to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing; and

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the U.S. As of December 31, 2007, our directly owned real estate properties located outside of the U.S. represent 40% of annualized contractual lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	Changing governmental rules and policies;

•	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	Expropriation;

•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws including tax requirements, land use, zoning laws, and environmental laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies; and

•	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe and the advisor has little or no expertise in other international markets.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our currency exposures are to the Euro and the British Pound Sterling. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. As a result, changes in the relation of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of shareholders’ equity.
We may invest in new geographic areas that have risks that are greater or less well known to us and we may incur losses as a result.
We may purchase properties and assets secured by properties located outside the U.S. and Europe. The advisor’s expertise to date is primarily in the U.S. and Europe and the advisor does not have the same expertise in other international markets. The advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we may incur losses as a result.
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
CPA®:15 2007 10-K — 12

We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value, or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. If we incur impairment charges in the future, they will reduce our net income, although they will not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. For 2007, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of our total lease revenue, inclusive of minority interest.
The bankruptcy or insolvency of tenants may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant could cause:
•	the loss of lease payments;

•	an increase in the costs incurred to carry the property;

•	a reduction in the value of our shares; and

•	a decrease in distributions to shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/ tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities which are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
Other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including two international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may
CPA®:15 2007 10-K — 13

invest and the mortgage loans underlying the mortgage-backed securities in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.
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
We participate in ventures and invest in properties jointly with other entities, some of which may be unaffiliated with us. There are additional risks involved in venture transactions. As a co-investor in a joint venture we would not be in a position to exercise sole decision-making authority relating to the property, joint venture or other entity. In addition, there is a potential of our venture partner becoming bankrupt and the possibility of diverging or inconsistent economic or business interests of us and our partner. These diverging interests could result in, among other things, exposing us to liabilities of the venture in excess of our proportionate share of these liabilities. The partition rights of each owner in a jointly owned property could reduce the value of each portion of the divided property. In addition, the fiduciary obligation that the advisor may owe to our partner in an affiliated transaction may make it more difficult for us to enforce our rights.
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
In some circumstances, we grant tenants a right to purchase the property they lease. The purchase price may be a fixed price or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we would be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of the assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the extent it has done so for prior programs.
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
CPA®:15 2007 10-K — 14

substantial fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

•	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s length basis as would occur if the agreements were with unaffiliated third parties;

•	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, may take the form of a direct purchase of assets, a merger or another type of transaction;

•	competition with certain affiliates for property acquisitions may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

•	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

•	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property; and

•	whether a particular entity has been formed specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our advisory agreement with the advisor. Members of our board of directors include individuals who are officers and directors of the advisor. Our independent directors are initially selected through a process which includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
The termination or replacement of the advisor could trigger a default or repayment event under our financing arrangements for some of our assets.
Lenders for certain of our assets typically request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our shareholders may be adversely affected.
We face competition for acquisition of properties.
When we make acquisitions, we may compete against insurance companies, credit companies, pension funds, private individuals, financial institutions, finance companies, investment companies and other REITs. We may also compete with institutions that provide or arrange for other types of commercial financing through private or public offerings of equity or debt or traditional bank financings. These institutions may accept greater risk or lower returns, allowing them to offer more attractive terms to prospective tenants. In addition, our evaluation of the acceptability of rates of return is affected by our relative cost of capital. Thus, if our fee structure and cost of fundraising is higher than our competitors, we may be limited in the amount of new acquisitions we are able to make.
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
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. We are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
CPA®:15 2007 10-K — 15

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
Scheduled balloon payments for the next five years are as follows:

2008	$—
2009	114,326
2010	25,453
2011	115,177	(a)
2012	95,495

(a)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $21,339.
We consolidate a venture in Germany that had $121,737 of non-recourse mortgage debt at December 31, 2007, inclusive of minority interests of $30,434, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time.
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
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Industry concerns over asset quality have increased in recent periods due in large part to issues related to subprime residential mortgage lending, declining real estate activity and general economic concerns. This has led to deterioration in credit markets domestically and internationally. This deterioration has been severe in the real estate lending sector, where available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during the second half of 2007 and remains depressed as of the date of this filing.
CPA®:15 2007 10-K — 16

While our investment portfolio does not include investments in residential mortgage loans or in CDOs backed by residential mortgage loans, the general reduction in available financing for real-estate related investments may impact our financial condition by increasing our cost of borrowing, reducing our overall leverage (which may reduce our returns on investment) and making it more difficult for us to obtain financing on future acquisitions or to refinance existing debt. These effects could in turn adversely affect our ability to make distributions.
In addition, the creditworthiness of our tenants may be adversely affected if their assets include investments in CDOs and residential mortgage loans, or if they have difficulty obtaining financing to fund their business operations. Any such effects could adversely impact our tenants’ ability to meet their ongoing lease obligations to us, which could in turn adversely affect our ability to make distributions.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements, provided the underlying income satisfies the REIT income requirements. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
The Internal Revenue Service (“IRS”) may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation, or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate distributions could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
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
CPA®:15 2007 10-K — 17

The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without shareholder consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
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
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
•	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

•	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.

•	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard No. 13, “Accounting for Leases”, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if,
CPA®:15 2007 10-K — 18

among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on the tenant’s balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant, and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes to the tenant’s financial statements. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing which, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter into leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
While we maintain an exemption from the Investment Company Act of 1940, as amended and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
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
We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss
CPA®:15 2007 10-K — 19

generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our net asset value is based in part on information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are based principally on an annual third party valuation of our real estate. Any valuation includes the use of estimates and our valuation may be influenced by the information provided by the advisor. Because net asset value is an estimate and can change as interest rate and real estate markets fluctuate, there is no assurance that a shareholder will realize net asset value in connection with any liquidity event.
Appraisals that we obtain may include leases in place on the property being appraised and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
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
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
•	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested shareholder;

•	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

•	an affiliate of an interested shareholder.
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
Shareholders’ equity interests may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to the distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to WPC and its affiliates for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our
CPA®:15 2007 10-K — 20

properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primarily corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas and London, England.
See “Our Portfolio” for a discussion of the properties we hold and Item 8 Schedule III — Real Estate and Accumulated Depreciation of Item 1 for a detailed listing of such properties.
Item 3. Legal Proceedings.
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of our shares during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs including us. The compensation arrangements principally involved payments, aggregating in excess of $9,600, made to a broker-dealer which distributed our shares and the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979, including interest, to be made to us and another affected CPA® REIT. We expect that our portion of these payments will be approximately $9,111 and will be reflected in our earnings for the 2008 fiscal year. WPC will also pay a $10,000 civil monetary penalty, no portion of which we expect to receive.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s and our Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
CPA®:15 2007 10-K — 21

Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no established public trading market for our shares. As of March 24, 2008, there were 40,213 holders of record of our common stock.
We are required to distribute annually at least 90% of our distributable REIT taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	2007		2006
First quarter	$0.1654		$0.1614
Second quarter	0.1664		0.1624
Third quarter	0.1679		0.1634
Fourth quarter	0.1694	(a)	0.1644

	$0.6691		$0.6516

(a)	Excludes a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our board of directors in connection with the sale of two properties.
Unregistered Sales of Equity Securities
For the three months ended December 31, 2007, 342,839 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $11.40 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2007 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	792,743	10.60	N/A	N/A

Total	792,743

(a)	All shares were purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:15 2007 10-K — 22

Item 6. Selected Financial Data.
(In thousands except per share amounts)

	Years ended December 31,
	2007		2006	2005	2004 (a)	2003
Operating Data (b)
Revenues from continuing operations	$293,385		$280,710	$203,021	$133,013	$53,585
Income from continuing operations	69,502		37,542	39,716	38,476	21,385
Basic earnings from continuing operations per share	0.54		0.29	0.31	0.34	0.27
Net income	87,190		66,635	43,809	38,886	4,647
Earnings per share	0.68		0.52	0.35	0.34	0.06
Cash distributions paid	85,327		82,850	80,475	67,797	40,498
Cash distributions declared per share	0.67	(c)	0.65	0.64	0.63	0.62
Payment of mortgage principal (d)	54,903		30,339	26,272	13,206	7,864

Balance Sheet Data
Total assets	$3,464,637		$3,336,296	$2,856,501	$2,718,396	$1,639,152
Long-term obligations (e)	1,943,724		1,873,841	1,510,933	1,350,764	624,069

(a)	Includes the impact of the Merger in September 2004.

(b)	Certain prior year balances have been reclassified to discontinued operations.

(c)	Excludes a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record as of December 31, 2007.

(d)	Represents scheduled mortgage principal paid, excluding balloon payments.

(e)	Represents mortgage obligations and deferred acquisition fee installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(In thousands, except share and per share amounts)
Executive Overview
Business Overview
As described in more detail in Item 1 of this annual report on Form 10-K, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis. As of December 31, 2007, our portfolio consisted of our full or partial ownership interest in 368 fully occupied properties leased to 85 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”).
Current Developments and Trends
Significant business developments that occurred during 2007 are detailed in the Significant Developments During 2007 section of Item 1 of this annual report on Form 10-K.
Current trends include:
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect this trend may continue in 2008 and market turbulence could increase.
As a result of this deterioration, we believe mortgage financing will continue to be difficult to obtain, which may affect our ability to finance or complete certain transactions. Although we have previously invested the proceeds of our public offerings, we have funds available for investment, including as a result of asset sales and therefore continue to seek additional investment opportunities. We have begun to experience greater challenges in our ability to secure financing in both the U.S. and European markets. In addition, certain of our sale-leaseback transaction opportunities arise in connection with corporate merger and acquisition activity. To the extent
CPA®:15 2007 10-K — 23

that the deterioration in the credit markets may hinder the ability of third parties to obtain financing for other aspects of their transactions, these opportunities may be less available or the timing of our investments may be delayed. However, in times when financing is more difficult to obtain, we believe sale-leaseback transactions are often a more attractive financing alternative, which may result in increased investment opportunities for us. In addition, long-term U.S. Treasury rates remain near historical lows, which we anticipate will continue to drive investor demand for yield-based investments.
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result we have benefited from increases in the value of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in the credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credit may lower the appraised values of our real estate assets. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets. In addition, corporate defaults may increase in 2008, which will require more intensive management of our assets. We believe that our advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments.
Despite slow economic growth rates in recent periods, inflation rates in the United States have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Although there has been deterioration in the real estate and credit markets, we believe there is still active competition for the investments we make domestically and internationally. We believe competition is driven in part by investor demand for yield-based investments including triple net lease real estate. We believe that we have competitive strengths that will enable us to continue to find attractive investment opportunities, both domestically and internationally, despite active competition levels. We currently believe that several factors may also provide us with continued investment opportunities, including the merger and acquisition market, which may provide additional sale-leaseback opportunities as a source of financing (notwithstanding the issues that could affect this market, as discussed above), a continued desire of corporations to divest themselves of real estate holdings both in the U.S. and internationally and increasing opportunities for sale-leaseback transactions in the international market, which continues to make up a large portion of our investment opportunities.
We have foreign investments, and as a result are subject to risk from the effects of exchange rate movements in foreign currencies, primarily the Euro and British Pound Sterling, which account for approximately 37% and 3% of current annualized lease revenues, respectively. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2007 the average rate for the U.S. dollar in relation to both the Euro and the British Pound Sterling was considerably weaker than 2006, and as a result, we experienced a positive impact on our results of foreign operations for the for the current year as compared to 2006.
How Management Evaluates Results of Operations
Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increase our equity in our real estate. As a result, management’s assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
Management considers cash flows from operations, cash flows from investing activities and cash flows from financing activities (as described in Financial Condition below) to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operations are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operations is essential in assessing our ability to fund operating expenses, service our debt and fund distributions to shareholders.
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
CPA®:15 2007 10-K — 24

flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt are excluded because they are deemed to be returns of investment.
Management considers measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Rental income	$238,063	$224,107	$163,684
Interest income from direct financing leases	46,089	41,515	32,831

	$284,152	$265,622	$196,515

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	2007	2006	2005
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$28,541	$28,541	$28,541
Carrefour France, S.A. (a) (b) (c)	19,061	16,303	15,973
OBI A.G. (a) (b) (g)	15,506	10,555	—
True Value Company (a) (e)	14,171	14,471	—
Lifetime Fitness, Inc. (a) (e)	14,144	8,860	4,928
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c) (f)	14,115	12,657	6,513
Thales S.A. (a) (b) (c)	12,990	11,213	11,073
Advanced Micro Devices (a) (e)	9,210	9,210	—
Universal Technical Institute	8,546	7,924	7,603
Pohjola Non-Life Insurance Company (a) (b) (c) (f)	8,454	7,646	7,461
TietoEnator plc. (a) (b) (c)	7,963	7,131	6,981
Police Prefecture, French Government (a) (b) (c) (f)	7,109	6,245	2,795
Medica — France, S.A. (a) (b) (c)	6,348	5,527	5,231
Foster Wheeler, Inc.	5,699	5,708	5,421
Information Resources, Inc. (a) (c)	4,972	4,972	4,479
Qualceram Shires Ltd. (b)	4,510	4,136	4,012
Other (a) (b) (c) (e)	102,813	104,523	85,504

	$284,152	$265,622	$196,515

(a)	These revenues are generated in consolidated joint ventures with affiliates, and include lease revenues applicable to minority interests totaling $68,067, $62,623 and $39,450 for 2007, 2006 and 2005, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase is due to CPI-based (or equivalent) rent increases.

(d)	We acquired our interest in this investment during 2006.

(e)	Interests in or a portion of interests in these investments were consolidated as of January 2006 as a result of implementation of EITF 04-05.
CPA®:15 2007 10-K — 25

(f)	We acquired our interest in this investment during 2005.

(g)	We acquired our initial investment during 2006 and made a further investment in 2007.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest
Lessee	at December 31, 2007	2007	2006	2005
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$25,536	$—	$—
Marriott International, Inc. (c)	47%	18,781	18,872	18,656
Petsmart, Inc.	30%	8,303	8,395	8,303
The Talaria Company (Hinckley) (d)	30%	4,998	5,025	3,285
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (e)	50%	3,400	349	—
Hologic, Inc.	64%	3,213	3,169	3,156
The Upper Deck Company	50%	3,194	3,121	2,904
Del Monte Corporation	50%	2,955	2,955	—
Builders Firstsource, Inc.	40%	1,508	1,494	1,440
Schuler A.G. (b) (f)	34%	184	—	—
Starmark Holdings, L.L.C. (g)	44%	—	—	18,198
True Value Company (g)	50%	—	—	14,471
Advanced Micro Devices, Inc. (g)	33%	—	—	10,451
Compucom Systems, Inc. (g)	33%	—	—	4,467
Actuant Corporation (b) (g)	50%	—	—	1,477

		$72,072	$43,380	$86,808

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $19,508 on a note receivable. Represents a follow-on transaction to our 2005 transaction with Hellweg.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	One of the properties owned by this venture was sold in August 2007.

(d)	We acquired our interest in this venture in 2005.

(e)	We acquired our interest in this venture in 2006.

(f)	We acquired our interest in this venture in 2007 (Note 7).

(g)	Interests in these investments were consolidated as of January 2006 as a result of implementation of EITF 04-05.
Results of Operations
The presentation of results of operations for the year ended December 31, 2006 was affected by our adoption of Emerging Issues Task Force Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”) effective January 1, 2006. As a result of adopting EITF 04-05, we consolidated five limited partnerships and two limited liability companies, related to five tenants that were previously accounted for as equity investments in real estate (see tables above). This adoption had a significant impact on lease revenues, depreciation and amortization, income from equity investments in real estate, minority interest in income and interest expense (as described below).
International investments comprise a significant portion of our portfolio (approximately 40% of annualized contractual lease revenues as of December 31, 2007). We expect that our results of operations will fluctuate in connection with exchange rate movements of foreign currencies. For both 2007 and 2006, we experienced a positive impact on our results of operations as a result of exchange rate movements in foreign currencies as described below.
CPA®:15 2007 10-K — 26

Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We have several international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues (rental income and interest income from direct financing leases) increased by $18,530 primarily due to $7,917 resulting from fluctuations in average foreign currency exchange rates as compared to 2006, $7,230 from investments acquired or placed into service during 2007 and 2006 and $5,443 from rent increases at several properties. Investments acquired during 2007 and 2006 also contributed to the increase. These increases were partially offset by the effects of the Starmark lease restructuring in 2006 (Note 4).
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, lease revenues increased by $69,107, primarily due to $41,071 resulting from the consolidation of entities pursuant to our adoption of EITF 04-05; $20,175 from new leases entered into during 2006 and 2005; $4,412 from rent increases at several properties, $2,090 from the full year effect of several build-to-suit projects completed during 2005 and $1,035 resulting from fluctuations in average foreign currency exchange rates as compared to 2005.
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
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other operating income decreased by $5,855 primarily due to the receipt of $8,145 of security deposits and prepaid rent from Starmark (inclusive of minority interest of $4,561) in 2006, on completion of our obligations related to the restructuring of Starmark’s master lease (Note 4). This decrease was partially offset by an increase in other income, including reimbursable tenant costs resulting from the continued growth in our portfolio.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, other operating income increased by $8,582 primarily due to the receipt of $8,145 of security deposits and prepaid rent from Starmark as described above.
Depreciation and Amortization
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization increased $3,447 primarily due to $1,892 resulting from fluctuations in average foreign currency exchange rates as compared to 2006 as well as the impact of investments acquired during 2007 and 2006.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, depreciation and amortization increased $14,120 primarily resulting from the consolidation of entities pursuant to our adoption of EITF 04-05 and FIN 46R which contributed $8,885 of the increase and from investments acquired or placed into service in 2006 and 2005 which contributed $4,963 of the increase.
Property Expenses
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expenses increased by $4,412 primarily due to $3,109 resulting from an increase in asset management and performance fees as well as an increase in reimbursable tenant costs. The increase in asset management and performance fees is attributable to an increase in our asset base as a result of investment activity in 2007 and 2006 and increases in property values as reflected in a third party valuation of our portfolio as of December 31, 2006.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, property expenses increased $5,722, primarily due to an increase in asset management and performance fees, resulting from an increase in our asset base as a result of investment activity in 2006 and 2005 and increases in property values as reflected in a initial third party valuation of our portfolio as of December 31, 2005.
General and Administrative
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative increased $1,249 primarily due to an increase in business development expenses. The increase in business development expenses is attributable to costs associated with potential investment opportunities that were ultimately not consummated.
CPA®:15 2007 10-K — 27

2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, general and administrative increased $1,003 primarily due to an increase in professional fees. Professional fees, which include legal and auditing services, increased primarily due to an increase in our asset base as a result of recent investment activity and legal fees incurred in connection with the Starmark transaction.
Impairment Charges
2007 — See income from equity investments in real estate for impairment charges incurred on our joint venture investments.
2006 — We recognized an impairment charge of $12,925 in connection with entering into a plan to restructure a master lease agreement with Starmark. In addition, during the fourth quarter of 2006, we recognized impairment charges totaling $721 on two properties as a result of declines in the unguaranteed residual values of these properties.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate increased by $13,479, primarily due to the recognition of a gain of $12,400 on the sale of a property in August 2007 (net of defeasance charges totaling $2,429 incurred upon the defeasance of the existing non-recourse mortgage loan). Equity investments in real estate acquired during 2007 and 2006 also contributed $2,414 of the increase. These increases were partially offset by the recognition of $2,409 in other than temporary impairment charges to reduce the carrying values of two equity investments in real estate. The impairment charges were incurred in the fourth quarter of 2007 to reflect reductions in the fair value of the ventures’ net assets as compared with our carrying value.
2006 vs. 2005 —For the year ended December 31, 2006 as compared to 2005, income from equity investments in real estate decreased by $7,650, primarily from the consolidation of entities pursuant to our adoption of EITF 04-05 beginning January 2006.
Other Interest Income
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other interest income increased $2,581 primarily due to higher average cash balances during the first six months of 2007. The increase is also attributable to higher average interest rates and the impact of fluctuations in average foreign currency exchange rates in 2007 as compared to 2006. In addition, in 2007, we received special distributions of $405 from a tenant in which we hold warrant and stock positions.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, other interest income increased $2,674 primarily due to higher average cash balances and interest rates in 2007 versus 2006.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, minority interest in income increased by $6,275 primarily due to the recognition of impairment charges and debt prepayment/defeasance charges on our Starmark investment during 2006, which reduced minority interest in income in 2006 (Note 4). The increase is also attributable to the impact of investment activity during 2007 and 2006 as well as fluctuations in average foreign currency exchange rates as compared to 2006.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, minority interest in income increased by $8,137 primarily due to our adoption of EITF 04-05 in January 2006 and to a lesser extent, investments acquired in 2006 and 2005. Minority interest increased by $15,545 as a result of our adoption of EITF 04-05 and $1,404 from 2006 and 2005 investment activity. These increases were partially offset by our minority interest partners’ pro rata share of the Starmark impairment and debt prepayment/defeasance charges incurred in connection with the Starmark transaction.
Gain (Loss) on Foreign Currency Transactions, Derivative Instruments and Other, Net
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, gain on foreign currency transactions, derivative instruments and other, net increased $1,357 primarily due to $2,945 from fluctuations in average foreign currency exchange rates as compared to 2006, which were partially offset by the reversal, in 2007, of previously recorded unrealized gains on the exercise of
CPA®:15 2007 10-K — 28

common stock warrants of $1,210 (including the recognition of an out-of-period adjustment related to the valuation of these warrants of $490 — Note 2). Foreign currency gains result primarily from the repayment and translation of intercompany subordinated debt.
2006 vs. 2005 — For the year ended December 31, 2006 we recognized a net gain of $4,191 on foreign currency transactions, derivative instruments and other, net as compared to a loss of $3,208 in 2005. These variances resulted primarily from the relative weakening of the U.S. dollar in 2006 as compared with its strengthening during 2005. Such gains result primarily from the repayment and translation of intercompany subordinated debt.
Interest Expense
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense decreased $9,122 primarily due to the recognition of prepayment penalties and debt defeasance costs of $13,619 in 2006. Prepayment penalties and debt defeasance costs relate to the Starmark transaction ($10,072) and refinancing of the Oriental Trading Company mortgage ($3,547). Interest expense also decreased by $2,387 in 2007 as a result of making scheduled mortgage principal payments. These decreases were partially offset by an increase in interest expense of $5,129 from mortgages obtained on properties acquired or refinanced in 2007 and 2006 and $2,982 from fluctuations in average foreign currency exchange rates as compared to 2006.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, interest expense increased by $40,558, primarily due to prepayment penalties and debt defeasance costs of $13,619 (as described above), interest expense of $11,321 from the consolidation of entities pursuant to our adoption of EITF 04-05 in January 2006, $8,386 from mortgages obtained on properties acquired and build-to-suit projects placed into service in 2006 and 2005 and $2,568 from fluctuations in average foreign currency exchange rates as compared to 2005.
Provision for Income Taxes
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the provision for income taxes increased $5,517 primarily due to recent investment activity as well as an accrual for foreign income taxes totaling $574 related to our 2005 and 2006 fiscal years (Note 2). Over the past two years, we have entered into investments totaling approximately $397,000. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, the provision for income taxes decreased $900. As described above, during 2007 we recorded an accrual for foreign income taxes totaling $574 related to 2005 and 2006.
Discontinued Operations
2007 — For the year ended December 31, 2007, we earned income from discontinued operations of $17,688 primarily due to gains from the sale of domestic properties of $22,087. Income from the operations of discontinued properties contributed a further $3,993. These amounts are inclusive of minority interest in income totaling $8,392.
2006 — For the year ended December 31, 2006, we earned income from discontinued operations of $29,093 primarily due to gains from the sale of a New York property of $41,101 and other properties totaling $7,769. These gains were partially offset by an impairment charge of $14,646 related to the Starmark transaction and $2,981 in prepayment penalties and related costs in connection with the prepayment of debt on the New York property. These amounts are inclusive of minority interest in income totaling $11,176.
2005 — For the year ended December 31, 2005, we earned income from discontinued operations of $4,093 primarily due to net income generated by discontinued properties totaling $7,631, which was partially offset by impairment charges totaling $1,210. These amounts are inclusive of minority interest in income totaling $2,899.
Net Income
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, net income increased by $20,555. In addition to net income generated by properties acquired or placed into service in 2007 and 2006 and the impact of fluctuations in foreign currency exchange rates on net income, net income increased $29,498 due to the recognition of the net impact of impairment charges, prepayment penalties, defeasance costs, security deposits and prepaid rent related to the Starmark transaction in 2006 which did not recur in 2007. These increases were partially offset by a decrease in gains on sale of real estate, net, of $26,783 and an increase in the provision for income taxes of $5,517 due to recent investment activity. These variances are described above.
2006 vs. 2005 — For the year ended December 31, 2006 as compared to 2005, net income increased by $22,826. In addition to income generated by properties acquired or placed into service in 2006 and 2005, net income was also positively affected by gains on the sale of several properties totaling $48,870 and to a lesser extent, gains from foreign currency transactions. These increases were partially
CPA®:15 2007 10-K — 29

offset by the net impact of impairment charges, prepayment penalties, defeasance costs, security deposits and prepaid rent totaling $29,498 related to the Starmark transaction. These variances are described above.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate on an annual basis due to a number of factors which include the timing and characterization of distributions from equity investments in real estate, the timing of purchases and sales of real estate, the timing of proceeds from and prepayments of non-recourse mortgage loans, the timing of receipt of lease revenues, the advisor’s election to receive fees in common stock or cash and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from year to year, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $166,851 as of December 31, 2007, a decrease of $7,524 from the December 31, 2006 balance. We believe that we have sufficient cash balances to meet our working capital needs. There has been no material change in our financial condition since December 31, 2006. Our sources and uses of cash during 2007 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During 2007, distributions paid to shareholders of $85,327, scheduled mortgage principal installments of $54,903 and distributions to minority partners of $32,185 (inclusive of $4,507 related to the distribution of mortgage proceeds to a minority interest partner) were substantially funded by cash flows generated from operations of $162,985. For 2007, the advisor elected to receive asset management and performance fees in restricted common stock. As a result of this election, we paid asset management and performance fees of $14,957 through the issuance of common stock rather than in cash.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During 2007, we used $139,479 to enter into two investments, fund construction costs at a build-to-suit project that was completed in April 2007 and make contributions to three joint ventures in connection with the purchase of equity investments in real estate. Our investment activity was funded primarily through proceeds from our public offering, non-recourse mortgage financing and contributions from minority interest partners. In addition, during 2007, cash inflows included distributions from equity investments in real estate in excess of equity income of $12,030, which is primarily comprised of our share of rents paid in advance and proceeds from non-recourse mortgage financing received by ventures accounted for under the equity method of accounting. During 2007, we received proceeds of $76,489 from the sale of real estate interests. Our annual installment of deferred acquisition fees is paid each January to the advisor and totaled $10,802 in 2007. Investing activities also included lending $7,569 in December 2007 to an affiliate in connection with their acquisition of an interest in one of our investments.
Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $32,311 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations and prepaid mortgage obligations totaling $4,099. We obtained mortgage proceeds of $42,334 to fund investment activity including $19,100 of mortgage proceeds on properties which were previously unencumbered. In connection with our investments, we received contributions of $30,780 from minority partners. We also received $20,664 as a result of issuing shares through our distribution reinvestment and stock purchase plan.
CPA®:15 2007 10-K — 30

Summary of Financing
The table below summarizes our non-recourse debt as of December 31, 2007 and 2006, respectively.

	December 31,
	2007	2006
Balance
Fixed rate	$1,541,301	$1,545,198
Variable rate (a)	380,347	300,686

Total	$1,921,648	$1,845,884

Percent of total debt
Fixed rate	80%	84%
Variable rate (a)	20%	16%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.0%	6.0%
Variable rate (a)	5.4%	5.4%

(a)	Included in variable rate debt at December 31, 2007 is (i) $205,135 in variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $175,212 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term. There are no interest rate resets in 2008.
Cash Resources
As of December 31, 2007, our cash resources consisted of cash and cash equivalents of $166,851. Of this amount, $70,751, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts. We may also be able to borrow against certain currently unleveraged properties which have an aggregate carrying value of $33,301. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors in 2008 including:
•	The advisor’s election for 2008 to continue to receive performance fees in restricted shares.

•	The full year impact of investments entered into during 2007 including the completion of a build-to-suit project in April 2007, all of which we expect to have a positive impact on cash flow.

•	Scheduled rent increases on several properties during 2008 should result in additional cash flow.
Cash Requirements
During 2008, cash requirements will include scheduled mortgage principal payments (we have no balloon payments due until January 2009), paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We also expect to seek to use our cash to invest in new properties to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during 2008.
We consolidate a venture in Germany that had $121,737 of non-recourse mortgage debt at December 31, 2007, inclusive of minority interests of $30,434, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rental income of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time.
CPA®:15 2007 10-K — 31

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2007 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than				More than
	Total	1 Year		1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$1,921,648	$161,475	(a)	$224,521	$295,412	$1,240,240
Deferred acquisition fees — Principal	22,076	8,414		10,337	3,325	—
Interest on borrowings and deferred acquisition fees (b)	761,457	113,887		202,805	172,365	272,400
Subordinated disposition fees (c)	6,041	—		—	—	6,041
Property improvements (d)	8,050	8,050		—	—	—
Operating and other lease commitments (e)	28,272	1,905		3,747	3,773	18,847

	$2,747,544	$293,731		$441,410	$474,875	$1,537,528

(a)	Includes $121,737 (inclusive of minority interests of $30,434) of non-recourse mortgage debt that matures in 2015 and which is currently in default (see Cash Requirements). The impact of interest expense on this debt in future periods continues to be presented in accordance with the original contractual terms of the debt agreement.

(b)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of December 31, 2007.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(d)	Represents our landlord improvements on the Life Time properties, inclusive of minority interest of $4,508.

(e)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $1,367.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2007. As of December 31, 2007, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. The underlying investments are generally owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2007 is presented below:

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt		Maturity Date
The Upper Deck Company	50%	$26,403	$11,438		2/2011
Del Monte Corporation	50%	15,757	10,918		8/2011
Petsmart, Inc.	30%	71,621	40,675		12/2011
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a)	50%	43,827	24,154		12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,497	6,904		3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	939,440	417,766	(c)	4/2017
Hologic, Inc.	64%	28,900	16,158		5/2023
The Talaria Company (Hinckley)	30%	57,731	32,705		6/2025
Marriott International, Inc. (d)	47%	134,196	—		N/A
Schuler A.G. (a) (b)	34%	76,894	—		N/A

		$1,406,266	$560,718

(a)	Amounts shown are based on the exchange rate of the Euro as of December 31, 2007, where appropriate.

(b)	We acquired this investment in 2007 (Note 7).

(c)	Excludes mandatorily redeemable minority interests of $346,719 at December 31, 2007.
CPA®:15 2007 10-K — 32

(d)	In August 2007, one of the 13 properties owned by this venture was sold and the existing non-recourse mortgage collateralized by all 13 properties was paid off.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes as either real estate subject to operating leases or net investment in direct financing leases at the inception of a lease or when significant lease terms are amended. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however the classification is based on accounting pronouncements which are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value of the lease term, therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are also recorded at their relative fair values and are included in prepaid rental income and security deposits in the consolidated financial statements.
The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we will use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
CPA®:15 2007 10-K — 33

Above-market and below-market lease intangibles are based on the difference between the market rent and the contractual rents and are discounted to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired. We acquire properties subject to net leases and consider the credit of the lessee in negotiating the initial rent.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics we consider in allocating these values include the expectation of lease renewals, nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile, among other factors. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. In the event that a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, are charged to expense.
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
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 on January 1, 2006. As a result of adopting EITF 04-05, we consolidated five limited partnerships and two limited liability companies with total assets of $452,421 and total liabilities of $261,752 at December 31, 2006 that were previously accounted for under the equity method of accounting. The portion of these entities not owned by us is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities.
CPA®:15 2007 10-K — 34

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
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (16 lessees represented approximately 64% of annual lease revenue during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents
CPA®:15 2007 10-K — 35

and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Assets and Liabilities
We have a subordinated interest in a mortgage trust that consists of non-recourse loans on 62 properties that we own or two of our affiliates own. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
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
Interest to be Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. Interest capitalized in 2007, 2006 and 2005 was approximately $4, $240 and $654, respectively. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse debt.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
We conduct business in various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $174, with an offsetting decrease to retained earnings.
CPA®:15 2007 10-K — 36

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
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
CPA®:15 2007 10-K — 37

SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
(In thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Developments and Trends).
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At December 31, 2007, the fair value of our interest rate swaps included in other assets was $9,658, inclusive of minority interest of $2,433 (Note 15).
In connection with a German transaction in 2007 (Note 7), two ventures in which we have a total effective ownership interest of 38% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivates generated a total unrealized gain (not our proportionate share) of $2,741 during 2007. It is possible that the amount of unrealized gains or losses generated from these derivatives may fluctuate significantly during their terms.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests of $24,129 in which we own a 25% interest, and we acquired an additional 30% interest in the subordinated interests from CPA®:12 in connection with the merger. The subordinated interests are payable only after all other classes of ownership
CPA®:15 2007 10-K — 38

receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2007, there have been no defaults. We account for the CCMT as a marketable security which we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2007, our total interest in CCMT had a fair value of $11,120.
At December 31, 2007, all of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is currently at a fixed rate but converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2007 ranged from 4.3% to 10.0%. The annual interest rates on the variable rate debt at December 31, 2007 ranged from 5.0% to 6.9%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.

	2008		2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$152,398	(a)	$145,578	$57,642	$145,858	$124,148	$915,677	$1,541,301	$1,511,505
Variable rate debt	$9,077		$10,149	$11,152	$12,129	$13,277	$324,563	$380,347	$380,247

(a)	We consolidate a venture in Germany that had $121,737 of non-recourse mortgage debt at December 31, 2007, inclusive of minority interests of $30,434, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however no assurances can be made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time.
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates by an aggregate of $90,467. A change of 1% in annual interest rates would have no current impact on interest expense as all of the debt classified as variable rate debt in the tables above has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates but has interest rate reset features which will change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. We are a net receiver of these currencies (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $3,782 for the year ended December 31, 2007. Net unrealized foreign currency translation gains were $2,037 for the year ended December 31, 2007. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
To date, we have not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases during each of the next five years and thereafter from our foreign operations, are as follows:

Lease Revenues (a)	2008	2009	2010	2011	2012	Thereafter	Total
Euro	$107,965	$107,965	$104,462	$93,692	$68,469	$647,115	$1,129,668
British pound sterling	8,472	8,847	8,918	8,991	9,064	189,376	233,668

	$116,437	$116,812	$113,380	$102,683	$77,533	$836,491	$1,363,336

CPA®:15 2007 10-K — 39

Scheduled debt service payments (principal and interest) for the mortgage notes payable during each of the next five years and thereafter from our foreign operations, are as follows:

Debt service (a)(b)	2008		2009	2010	2011	2012	Thereafter	Total
Euro	$180,943	(c)	$60,664	$61,126	$128,270	$54,266	$705,519	$1,190,788
British pound sterling	4,657		4,878	8,720	4,344	4,329	65,453	92,381

	$185,600		$65,542	$69,846	$132,614	$58,595	$770,972	$1,283,169

(a)	Based on the applicable December 31, 2007 exchange rate. Contractual rents and mortgage notes are denominated in the functional currency of the country of each property.

(b)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of December 31, 2007.

(c)	Includes $121,737 (inclusive of minority interests of $30,434) of non-recourse mortgage debt that matures in 2015 and which is currently in default (see Cash Requirements).
As a result of statutory lease durations in France, projected debt service obligations exceed projected lease revenues in the year 2011 and in the thereafter period. We currently expect the impact from future lease renewals, including any renewals on our properties in France, will be sufficient to cover our debt service obligations in those years.
Other
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transaction which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of December 31, 2007, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,379.
CPA®:15 2007 10-K — 40

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:15 2007 10-K — 41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 2 to the consolidated financial statements, the Company adopted EITF 04-05 in 2006.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 27, 2008
CPA®:15 2007 10-K — 42

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2007	2006

Assets
Real estate, net	$2,146,169	$2,129,076
Net investment in direct financing leases	522,126	480,699
Equity investments in real estate	202,112	116,577
Real estate under construction	11,950	11,587
Cash and cash equivalents	166,851	174,375
Intangible assets, net	272,496	285,651
Other assets, net	142,933	138,331

Total assets	$3,464,637	$3,336,296

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,921,648	$1,845,884
Prepaid and deferred rental income and security deposits	80,006	80,763
Accounts payable, accrued expenses and other liabilities	33,288	27,102
Due to affiliates	35,712	39,703
Distributions payable	32,055	21,099

Total liabilities	2,102,709	2,014,551

Minority interest in consolidated entities	300,031	275,809

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 135,798,189 and 132,562,897 shares issued and outstanding, respectively	136	133
Additional paid-in capital	1,247,241	1,211,624
Distributions in excess of accumulated earnings	(148,490)	(139,223)
Accumulated other comprehensive income	35,164	13,245

	1,134,051	1,085,779
Less, treasury stock at cost, 7,277,509 and 4,178,710 shares, respectively	(72,154)	(39,843)

Total shareholders’ equity	1,061,897	1,045,936

Total liabilities and shareholders’ equity	$3,464,637	$3,336,296

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2007 10-K — 43

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2007	2006	2005

Revenues
Rental income	$238,063	$224,107	$163,684
Interest income from direct financing leases	46,089	41,515	32,831
Other operating income	9,233	15,088	6,506

	293,385	280,710	203,021

Operating Expenses
Depreciation and amortization	(62,886)	(59,439)	(45,319)
Property expenses	(41,415)	(37,003)	(31,281)
General and administrative	(11,570)	(10,321)	(9,318)
Impairment charges	—	(13,646)	—

	(115,871)	(120,409)	(85,918)

Other Income and Expenses
Income from equity investments in real estate	21,328	7,849	15,499
Other interest income	9,623	7,042	4,368
Minority interest in income	(25,910)	(19,635)	(11,498)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	5,548	4,191	(3,208)
Interest expense	(112,711)	(121,833)	(81,275)

	(102,122)	(122,386)	(76,114)

Income from continuing operations before income taxes	75,392	37,915	40,989
Provision for income taxes	(5,890)	(373)	(1,273)

Income from continuing operations	69,502	37,542	39,716

Discontinued Operations
Income from operations of discontinued properties	3,993	6,045	7,631
Gains on sales of real estate, net	22,087	48,870	571
Impairment charges	—	(14,646)	(1,210)
Minority interest in income	(8,392)	(11,176)	(2,899)

Income from discontinued operations	17,688	29,093	4,093

Net Income	$87,190	$66,635	$43,809

Earnings Per Share
Income from continuing operations	$0.54	$0.29	$0.31
Income from discontinued operations	0.14	0.23	0.04

Net income	$0.68	$0.52	$0.35

Weighted Average Shares Outstanding	128,918,790	128,478,526	126,926,108

Distributions Declared Per Share (a)	$0.6691	$0.6516	$0.6386

(a)	Excludes a special cash distribution of $0.08 declared in December 2007 (Note 16).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2007 10-K — 44

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2007	2006	2005
Net Income	$87,190	$66,635	$43,809
Other Comprehensive Income (Loss)
Change in foreign currency translation adjustment	17,116	14,967	(10,920)
Change in unrealized gain (loss) on marketable securities	360	190	(491)
Unrealized gain (loss) on derivative instruments	4,443	3,685	(375)

	21,919	18,842	(11,786)

Comprehensive Income	$109,109	$85,477	$32,023

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share amounts)

				Distributions in	Accumulated
				Excess of	Other
		Common	Additional	Accumulated	Comprehensive	Treasury
	Shares	Stock	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2005	125,593,777	$126	$1,147,138	$(85,151)	$6,189	$(4,094)	$1,064,208
Shares issued $.001 par, at $10 per share, net of offering costs	2,181,481	2	20,372				20,374
Shares, $.001 par, issued to advisor at $10 per share	1,119,108	1	11,190				11,191
Distributions declared				(81,027)			(81,027)
Net income				43,809			43,809
Change in other comprehensive income (loss)					(11,786)		(11,786)
Repurchase of shares	(1,335,541)					(11,569)	(11,569)

Balance at December 31, 2005	127,558,825	129	1,178,700	(122,369)	(5,597)	(15,663)	1,035,200

Shares issued $.001 par, at $10 and $10.50 per share, net of offering costs	1,972,415	2	19,486				19,488
Shares, $.001 par, issued to advisor at $10 and $10.50 per share	1,279,967	2	13,438				13,440
Distributions declared				(83,489)			(83,489)
Net income				66,635			66,635
Change in other comprehensive income (loss)					18,842		18,842
Repurchase of shares	(2,427,020)					(24,180)	(24,180)

Balance at December 31, 2006	128,384,187	133	1,211,624	(139,223)	13,245	(39,843)	1,045,936

Cumulative effect adjustment from adoption of FIN 48 (Note 14)				(174)			(174)

	128,384,187	133	1,211,624	(139,397)	13,245	(39,843)	1,045,762

Shares issued $.001 par, at $10.50 and $11.40 per share, net of offering costs	1,923,280	2	20,661				20,663
Shares, $.001 par, issued to advisor at $10.50 and $11.40 per share	1,312,012	1	14,956				14,957
Distributions declared				(96,283)			(96,283)
Net income				87,190			87,190
Change in other comprehensive income (loss)					21,919		21,919
Repurchase of shares	(3,098,799)					(32,311)	(32,311)

Balance at December 31, 2007	128,520,680	$136	$1,247,241	$(148,490)	$35,164	$(72,154)	$1,061,897

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2007 10-K — 45

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash Flows — Operating Activities
Net income	$87,190	$66,635	$43,809
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	64,835	62,142	52,003
Straight-line rent adjustments	5,465	1,220	1,189
Income from equity investments in real estate in excess of distributions received	(16,988)	(1,891)	(1,101)
Minority interest in income	34,302	30,811	14,397
Issuance of shares to affiliate in satisfaction of fees due	14,957	13,440	11,190
Impairment charges	—	28,292	1,210
Realized gain (loss) on foreign currency transactions, derivative instruments and other, net	(4,825)	(824)	645
Unrealized gain (loss) on foreign currency transactions, derivative instruments and other, net	(2,037)	(3,299)	2,563
Reversal of unrealized gain on warrants	1,290	—	—
Gains on sale of real estate, net	(22,087)	(48,870)	(571)
Funds released from escrow and restricted cash	—	11,770	—
Gain on extinguishment of debt	—	—	(363)
Settlement proceeds assigned to tenant / lender	—	(7,678)	(338)
Changes in operating assets and liabilities	883	(6,930)	(584)

Net cash provided by operating activities	162,985	144,818	124,049

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	12,030	1,184	3,069
Acquisitions of real estate and equity investments in real estate and other capital expenditures (a)	(139,479)	(202,890)	(394,128)
VAT taxes paid in connection with acquisition of real estate	(2,336)	—	—
VAT taxes recovered in connection with acquisition of real estate	2,336	—	—
Proceeds from sales of securities	—	—	20,000
Proceeds from sale of real estate, interests in real estate and equipment	76,489	237,985	23,723
Payment to exercise common stock warrants	(499)	—	—
Proceeds from exercise of common stock warrants	1,580	—	—
Loan to affiliate	(7,569)	—	—
Deposit of escrow from proceeds from sale of real estate	4,754	(4,754)	—
Increase in cash due to consolidation of certain ventures	—	8,181	—
Payment of deferred acquisition fees to an affiliate	(10,802)	(9,455)	(6,001)

Net cash (used in) provided by investing activities	(63,496)	30,251	(353,337)

Cash Flows — Financing Activities
Distributions paid	(85,327)	(82,850)	(80,475)
Distributions paid to minority interest partners	(32,185)	(122,745)	(18,505)
Contributions from minority interest partners	30,780	67,101	37,589
Proceeds from mortgages (b)	42,334	243,842	301,493
Scheduled payments of mortgage principal	(54,903)	(30,339)	(26,272)
Prepayment of mortgage principal	(4,099)	(205,883)	—
Loan from affiliate	—	84,000	—
Repayment of loan from affiliate	—	(84,000)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	136	(399)	(585)
Proceeds from issuance of shares, net of costs	20,663	19,488	20,375
Purchase of treasury stock	(32,311)	(24,180)	(11,569)

Net cash (used in) provided by financing activities	(114,912)	(135,965)	222,051

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	7,899	3,823	(5,837)

Net (decrease) increase in cash and cash equivalents	(7,524)	42,927	(13,074)
Cash and cash equivalents, beginning of year	174,375	131,448	144,522

Cash and cash equivalents, end of year	$166,851	$174,375	$131,448

(Continued)
CPA®:15 2007 10-K — 46

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)
Non-cash investing and financing activities
(a)	The cost basis of real estate investments acquired during 2007, 2006 and 2005 also includes deferred acquisition fees payable to W. P. Carey & Co. LLC of $4,920, $3,459 and $5,304, respectively.
(b)	Net of $7,678 held back by tenant / lenders to fund escrow accounts in 2006. No such funds were held back by lenders in 2007 and 2005.
Supplemental cash flow information

	Years ended December 31,
	2007	2006	2005
Interest paid, net of amounts capitalized	$112,422	$107,569	$86,417

Interest capitalized	$4	$240	$654

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2007 10-K — 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of December 31, 2007, our portfolio consisted of our full or partial ownership interest in 368 fully occupied properties leased to 85 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Organization
We were formed as a Maryland corporation in February 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1,046,176 in gross offering proceeds. These proceeds have been combined with non-recourse mortgage debt to purchase our real estate portfolio. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors.
Note 2. Summary of Significant Accounting Policies
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
In June 2005, the Emerging Issues Task Force issued EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46(R). The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. We adopted EITF 04-05 in June 2005 for all arrangements created or modified after June 29, 2005. For all other arrangements, we adopted EITF 04-05 on January 1, 2006. As a result of adopting EITF 04-05, we consolidated five limited partnerships and two limited liability companies with total assets of $452,421 and total liabilities of $261,752 at December 31, 2006 that were previously accounted for under the equity method of accounting. The portion of these entities not owned by us is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
We have interests in five joint ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of FSP 150-3. As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests at December
CPA®:15 2007 10-K — 48

Notes To Consolidated Financial Statements
31, 2007 and 2006 was $31,673 and $32,622, respectively. The fair value of these minority interests at December 31, 2007 and 2006 was $45,287 and $65,794, respectively.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $574 over the period from 2005-2006) and valuation of stock warrants (aggregating $490 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) because of net cash settlement features. As a result of these errors, net income was overstated by approximately $112 in 2005 and $952 in 2006. We concluded that these adjustments are not material to any prior period’s consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,064 was not material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the year ended December 31, 2007, rather than restating prior periods.
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
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, are determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. Below-market value of leases are also recorded at their relative fair values and are included in other liabilities in the consolidated financial statements.
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
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, prospects for developing new business with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. We also consider information obtained about a property in connection with our pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management also considers estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
Intangibles for in-place leases are amortized to expense over the remaining initial lease term while intangibles for tenant relationships are amortized to expense over the remaining initial lease term and any expected renewal terms. No amortization period for any
CPA®:15 2007 10-K — 49

Notes To Consolidated Financial Statements
intangible asset will exceed the remaining depreciable life of the building. In the event that a lease is terminated, the unamortized portion of each intangible is charged to expense. The purchase price allocation in connection with the Merger is described in Note 3.
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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2007 and 2006, our cash and cash equivalents were held in the custody of several financial institutions, including international institutions, and these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions.
Other Assets
Included in other assets are deferred charges, deferred rental income and marketable securities. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages using the effective interest method and included in interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents, which vary during the lease term, and rent recognized on a straight-line basis. Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 9), are classified as available for sale securities and reported at fair value, with our interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided by the advisor to us relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than four years following the first anniversary of the date a property was purchased (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2007, lessees were responsible for the direct payment of real estate taxes of approximately $29,000.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area. Two tenants, Mercury Partners, LP and U-Haul Moving Partners, Inc., jointly represented 10% of total lease revenue, inclusive of minority interest during 2007. Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.
The leases are accounted for as operating or direct financing leases. Such methods are described below:
Operating leases — Real estate is recorded at cost less accumulated depreciation; future minimum rental revenue is recognized on a straight-line basis over the term of the related leases and expenses (including depreciation) are charged to operations as incurred (Note 4).
Direct financing method — Leases accounted for under the direct financing method are recorded at their net investment (Note 5). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on our net investment in the lease.
CPA®:15 2007 10-K — 50

Notes To Consolidated Financial Statements
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (16 lessees represented approximately 64% of annual lease revenue during 2007), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations. As of December 31, 2007 and 2006, the allowance for uncollected rents was $109 and $458, respectively.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 30 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less costs to sell and may recognize an additional impairment charge if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated joint ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and are subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent impairment has occurred, the charge shall be measured as the excess of the carrying amount of the investment over the fair value of the investment.
We evaluate our marketable securities for impairment as of each reporting period. For the securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Foreign Currency Translation
We consolidate our real estate investments in the European Union and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British pound sterling (U.K.). The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2007 and 2006, the cumulative foreign currency translation adjustment gain was $27,536 and $10,420, respectively.
CPA®:15 2007 10-K — 51

Notes To Consolidated Financial Statements
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is a foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements will not be included in determining net income but will be accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income, and we recognized unrealized gains (losses) of $2,037, $1,958 and ($2,736) from such transactions for the years ended December 31, 2007, 2006 and 2005, respectively. For the years ended December 31, 2007, 2006 and 2005, we recognized realized gains (losses) of $3,782, $824 and ($645), respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for our derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Certain stock warrants which were granted to us by lessees in connection with structuring the initial lease transactions are defined as derivative instruments because such stock warrants are readily convertible to cash or provide for net cash settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of such derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. Changes in fair value for the year ended December 31, 2007 generated an unrealized loss of $1,290 (including the recognition of an out-of-period adjustment related to the valuation of these warrants of $490 — Note 2). As of December 31, 2007, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,379 and $1,891 at December 31, 2007 and 2006, respectively. We also have interest rate swap instruments on variable rate loans which had notional amounts of $205,135 and $180,772 as of December 31, 2007 and 2006, respectively. The interest rate swaps are derivative instruments designated as cash flow hedges which allow us to limit our exposure to interest rate movements. Changes in the fair value of the interest rate swap agreements are included in other comprehensive income (loss). The interest rate swaps reflected unrealized gains (losses) of $4,443, $3,685 and $(375) at December 31, 2007, 2006 and 2005, respectively.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when we have committed to a plan to actively market a property for sale and expect that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (Note 8).
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
We recognize gains and losses on the sale of properties when among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.
Income Taxes
We have elected and expect to continue to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain its qualification as a REIT, we are required, among other things, to distribute at least 90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax to the extent we distributes our net taxable income
CPA®:15 2007 10-K — 52

Notes To Consolidated Financial Statements
annually to our shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax. We are subject to certain state, local and foreign taxes.
We conduct business in various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of approximately $174, with an offsetting decrease to retained earnings.
During the third quarter of 2005, upon being advised that certain distributions might be construed to be preferential dividends, we promptly notified the IRS and submitted a request for a closing agreement. In March 2006, we entered into a closing agreement with the IRS, under which the IRS reached a final determination that it would not challenge our qualification as a REIT, or the deductibility of dividends paid to our shareholders, for the tax year ended December 31, 2005 based upon the manner in which we issued shares in our distribution reinvestment plan. In settlement of this matter, the advisor made a payment of $129 to the IRS and we cancelled the issuance of a de minimis number of shares issued pursuant to our distribution reinvestment plan that may have caused the dividends to be preferential.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
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
CPA®:15 2007 10-K — 53

Notes To Consolidated Financial Statements
Recent Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective for our 2008 fiscal year, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is currently effective for our 2008 fiscal year. We are currently evaluating the potential impact of the adoption of this statement and believe that the adoption of this statement will not have a material effect on our financial position and results of operations.
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FSP SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
FIN 46R-7
In May 2007, the FASB issued Staff Position No. FIN 46R-7, “Application of FASB Interpretation No. 46R to Investment Companies” (“FIN 46R-7”). FIN 46R-7 makes permanent the temporary deferral of the application of the provisions of FIN 46R to unregistered investment companies, and extends the scope exception from applying FIN 46R to include registered investment companies. FIN 46R-7 is effective upon adoption of SOP 07-1. We are currently assessing the potential impact that the adoption of FIN 46R-7 will have on our financial position and results of operations.
SFAS 141R
In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS 141R is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests, in a subsidiary and the deconsolidation of a subsidiary. SFAS 160 is
CPA®:15 2007 10-K — 54

Notes To Consolidated Financial Statements
effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2007, 2006 and 2005, the advisor elected to receive its performance fees in restricted shares of our common stock. As of December 31, 2007, the advisor owned 5,840,451 shares (4.5%) of our common stock. We incurred base asset management fees of $15,511, $13,957 and $11,468 in 2007, 2006 and 2005, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current acquisition fees were $6,151, $4,324 and $6,630 for investments that were acquired during 2007, 2006 and 2005, respectively. Deferred acquisition fees were $4,920, $3,459 and $5,304 for investments that were acquired during 2007, 2006 and 2005, respectively, and are payable to the advisor. Unpaid installments totaled $22,076 and $27,957 as of December 31, 2007 and 2006, respectively and are included in due to affiliates in the consolidated financial statements. Annual installments of $10,802, $9,455 and $6,001 in deferred fees were paid in cash to the advisor in January 2007, 2006 and 2005, respectively.
In connection with the advisor’s management of our day-to-day operations, we also reimburse the advisor for the allocated cost of personnel needed to provide administrative services necessary to our operations. We incurred personnel reimbursements of $3,966, $3,921 and $3,697 during 2007, 2006 and 2005, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75% as well as jointly-controlled tenant-in-common interests in net leases, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 6).
Investments in tenant-in-common (“TIC”) interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-5. We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-5. We use the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our earnings or losses.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If the independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors which they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
The advisor is entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since our inception, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative
CPA®:15 2007 10-K — 55

Notes To Consolidated Financial Statements
annual distribution return of 6% (based on an initial share price of $10) since our inception. The advisor’s interest in such disposition fees amounted to $6,041 and $4,580 as of December 31, 2007 and 2006, respectively. Payment of such amount, however, cannot be made until the subordination provisions are met. We have concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in due to affiliates in the consolidated financial statements.
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred during 2007, 2006 and 2005 was $871, $1,090 and $1,010, respectively. Based on current gross revenues, our average estimated current share of aggregate future minimum lease payments is $657 annually through 2016.
In December 2007, we loaned $7,569 to our advisor to fund the acquisition of tenancy-in-common interests in Europe. We recognized interest income of $15 in connection with this loan. This loan was still outstanding as of December 31, 2007.
In connection with the sale of a property in June 2006, we borrowed $84,000 from the advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. We incurred interest expense of $18 in connection with this borrowing. In August 2007, a venture in which we hold a 47% interest borrowed $8,676 from the advisor in order to facilitate the defeasance of its existing non-recourse mortgage obligation (Note 6). The loan was repaid with interest of $41 in September 2007.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	December 31,
	2007	2006
Land	$548,367	$537,507
Building	1,791,375	1,737,055
Less: Accumulated depreciation	(193,573)	(145,486)

	$2,146,169	$2,129,076

Together with an affiliate, we own an interest in a venture that owned fifteen properties formerly leased to Starmark Holdings LLC (“Starmark”) under a master lease agreement. We own a 44% interest and are the managing member in the venture which owns these properties and, therefore, consolidate the investment on our financial statements under the provisions of EITF 04-05. Until November 2007, we also leased two wholly-owned properties to Starmark under a separate master lease agreement.
In June 2006, the advisor entered into a lease restructuring agreement with Starmark under which six properties under the master lease agreement were re-leased to Life Time Fitness, Inc., a new tenant unaffiliated with Starmark. Life Time agreed to provide a total of $20,000 of improvements to these six properties, comprised of a rent abatement to Life Time of $2,322, security deposits and prepaid rent released by Starmark totaling $7,678 and a commitment by Life Time to fund $10,000 of improvements in exchange for the transfer to Life Time of four properties formerly leased to Starmark. The $10,000 commitment by Life Time is secured by letters of credit totaling $10,000. The venture transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. Of the $20,000 of improvements, which are for the benefit of the venture and will be retained by the venture upon expiration of the lease, $11,950 has been funded as of December 31, 2007 and is included in real estate under construction in the consolidated financial statements. An additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. In December 2006, upon entering into new leases for the venture’s four remaining properties, the venture terminated the agreement with Starmark and recognized lease termination income of $8,145, comprised of security deposits and prepaid rent from Starmark totaling $7,678 and the release of real estate tax escrows of $467. During the fourth quarter of 2007, these four properties and the two wholly-owned properties were sold for $75,331, net of selling costs. We recognized a gain on the sales of $22,087 (inclusive of minority interests of $6,938) which is included in discontinued operations in the consolidated financial statements.
CPA®:15 2007 10-K — 56

Notes To Consolidated Financial Statements
In connection with the 2006 lease restructuring, the venture recognized impairment charges on this investment during 2006 totaling $27,571, comprised of a charge of $21,271 to write off intangible assets on properties leased to Starmark, of which $12,925 is included in income from continuing operations and $8,346 is included in income from discontinued operations, and an impairment charge of $6,300 included in income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values.
In April 2006, the venture prepaid/defeased the existing debt of $100,857 and incurred prepayment penalties and debt defeasance costs totaling $10,072. In November 2006, the venture obtained new non-recourse mortgage financing of $80,000 on the Life Time properties at a fixed annual interest rate of 5.8% with a 10-year term. In April 2007, the venture obtained new non-recourse mortgage financing of $8,000 on the Town Sports property at a fixed annual interest rate of 5.6% and with a 10-year term. In connection with the sale of the two wholly-owned properties in the fourth quarter of 2007, we assigned the existing non-recourse mortgage on the properties of $14,875 to the purchaser.
The amounts above are inclusive of minority interest. The minority venture partners were allocated their share of the net income effects of the termination revenue, impairment charges and the defeasance/repayment costs of the existing debt in the periods described.
The scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based increases, under non-cancelable operating leases are approximately as follows:

Year ending December 31,
2008	$253,271
2009	254,201
2010	251,354
2011	241,188
2012	216,591
Thereafter through 2028	1,689,617
There was no percentage rent revenue in 2007, 2006 and 2005, respectively.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows:

	December 31,
	2007	2006
Minimum lease payments receivable	$922,303	$883,009
Unguaranteed residual value	426,005	381,777

	1,348,308	1,264,786
Less: unearned income	(826,182)	(784,087)

	$522,126	$480,699

During 2006, we recognized other than temporary impairment charges totaling $721 on two properties as a result of declines in the unguaranteed residual value of these properties.
CPA®:15 2007 10-K — 57

Notes To Consolidated Financial Statements
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based increases, under non-cancelable direct financing leases are approximately as follows:

Year ending December 31,
2008	$49,932
2009	50,091
2010	50,417
2011	50,562
2012	50,609
Thereafter through 2033	670,692
Percentage rent revenue was approximately $434 in 2007, 2006 and 2005, respectively.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, and (ii) TICs subject to common control (Note 3). The underlying investments are generally owned with affiliates that have similar investment objectives to ours.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership Interest at	Carrying Value December 31,
Lessee	December 31, 2007	2007	2006
Marriott International, Inc. (a)	47%	$71,086	$53,798
Schuler A.G. (b)	34%	45,978	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG(c)	38%	28,524	—
The Upper Deck Company	50%	13,114	13,214
Petsmart, Inc.	30%	9,001	9,196
Hologic, Inc.	64%	8,611	8,611
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (d)	50%	8,503	14,056
Del Monte Corporation	50%	8,193	8,952
The Talaria Company (Hinckley)	30%	7,330	7,089
Builders FirstSource, Inc.	40%	1,772	1,661

		$202,112	$116,577

(a)	In August 2007, this venture, which owns 13 domestic properties and in which we and an unaffiliated third party hold 47% and 53% interests, respectively, sold a property for $43,334, net of selling costs and recorded a gain on the sale of $31,317. Concurrent with the sale, the venture defeased the existing non-recourse mortgage obligation of $46,915 collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5,129. In order to facilitate the defeasance, this venture borrowed $8,676 from the advisor in August 2007 which it repaid in September 2007. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease. The venture is considering selling the remaining underlying properties. Separate financial statements for this venture are included herein.

(b)	We acquired a 67% interest and an affiliate acquired a 33% interest in an international investment in September 2007 for $73,817 and consolidated the operations. We subsequently reclassified this investment as an equity investment in real estate following the advisor’s purchase of a TIC interest in the property in the fourth quarter of 2007. We currently hold a 34% interest in the venture acquired our interest in this venture in 2007.

(c)	We acquired our interest in this venture in 2007 (Note 7).

(d)	In 2007, we recognized other than temporary impairment charges of $2,409 to reduce the carrying values of two equity investments in real estate to the estimated fair value of the ventures’ net assets. In addition, in January 2007, one of these ventures distributed non-recourse mortgage proceeds of $9,737 to the venture partners.
CPA®:15 2007 10-K — 58

Notes To Consolidated Financial Statements
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	December 31,
	2007	2006
Assets	$1,406,266	$412,578
Liabilities	(670,714)	(202,465)

Partners’ and members’ equity	$735,552	$210,113

	Years ended December 31,
	2007	2006	2005
Revenue	$96,765	$43,390	$90,685
Expenses	(48,202)	(18,371)	(46,658)
Gain on sale of real estate (a)	31,317	—	—

Net income	79,880	25,019	44,027

Our share of income from equity investments in real estate (b)	$21,328	$7,849	$15,499

(a)	Reflects gain on sale of properties in August 2007 as described above.

(b)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and other than temporary impairment charges as described above.
Note 7. Acquisitions of Real Estate-Related Investments
Amounts are based on the exchange rate of the Euro as of the date of acquisition or financing, as applicable.
Real Estate Acquired
2007 — We and an affiliate acquired three international investments at a total cost of $115,550, inclusive of minority interest of $37,604. During the fourth quarter of 2007, we reclassified one of these investments as an equity investment in real estate as a result of the advisor’s purchase of a TIC interest in the investment for $25,971 (see below). In connection with the two remaining investments that we consolidate, we obtained non-recourse mortgage financing of $20,898, inclusive of minority interest of $6,289, with a weighted averaged annual rate and term of 5.8% and 9.7 years, respectively. The variable annual interest rate on a portion of this financing has been through an interest rate swap agreement that matures in July 2016.
2006 — We and an affiliate, through 75% and 25% interests in a venture, respectively, acquired an investment in Poland at a total cost of $183,300, inclusive of minority interest of $45,825. In connection with this investment, we and our affiliate obtained $145,222 of non-recourse mortgage financing, inclusive of minority interest of $36,305. Although the mortgage financing is variable, as a result of entering into two interest rate swap agreements, we have an effective blended annual fixed interest rate of 5%. The financing has a term of 10 years.
Equity Investments in Real Estate Acquired
2007 — We acquired two investments in 2007 that are accounted for under the equity method of accounting as we exercise significant influence but do not have a controlling interest. In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 38%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, having a fixed annual interest rate of 5.5% and a term of 10 years.
In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price which will equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire
CPA®:15 2007 10-K — 59

Notes To Consolidated Financial Statements
the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price which will equal the principal amount of the note receivable at the time of purchase.
In addition, as described above, we acquired a 67% interest and an affiliate acquired a 33% interest in an international investment in September 2007 for $73,817 and consolidated the operations. We subsequently reclassified this investment as an equity investment in real estate following the advisor’s purchase of a TIC interest in the property in the fourth quarter of 2007. We currently hold a 34% interest in the venture.
2006 — We and an affiliate acquired interest in two equity investments in real estate (one domestic and one in Germany) in which our ownership interests are 50% and which we account for under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The total cost of these investments (not our proportionate share) was $41,974. The ventures obtained total non-recourse mortgage financing (not our proportionate share) of $23,437 with a weighted average fixed annual interest rate and term of 5.7% and 10 years, respectively.
Real Estate Under Construction
2007 — Costs incurred through December 31, 2007 of $11,950 related to the Starmark restructuring transaction (Note 4) have been presented in the balance sheet as real estate under construction.
2006 — We entered into a build-to-suit project to construct an addition at an existing facility at a total cost of $14,660. This property was placed into service in April 2007. In connection with this transaction, we refinanced a $15,800 non-recourse mortgage with new non-recourse mortgage financing of $25,000 in August 2006. The new financing has an annual interest rate of 6.6% and a term of 10 years.
Note 8. Discontinued Operations
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
2007 — We sold six domestic properties for total proceeds of $75,331, net of selling costs and inclusive of minority interest of $23,211 for a net gain of $22,087, inclusive of minority interests of $6,938. In connection with two of these properties, the outstanding non-recourse mortgage financing of $14,875 was assigned to the purchaser.
2006 — A consolidated venture in which we and an affiliate hold 60% and 40% interests, respectively, sold a property in New York, New York leased to Clear Channel for $200,012, net of selling costs and inclusive of minority interest of $80,005. In connection with the sale, the venture recognized a gain on the sale of $41,101, net of a $10,253 writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interests of $16,441 and $4,101, respectively). In connection with the sale, the venture also repaid the existing non-recourse mortgage obligation of $81,166 and incurred a charge for prepayment penalties and related costs totaling $2,981 (inclusive of minority interest of $32,466 and $1,192, respectively).
We also sold two domestic properties and an international property for combined proceeds of $37,973, net of selling costs, and recognized a net gain on sale of $7,769. In addition, we have accounted for the transfer of four properties to Life Time (Note 4) as a sale, as title was transferred to the new tenant and we have no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as we recognized impairment charges totaling $8,614 (inclusive of minority interest of $4,824) during 2006 to reduce the carrying value of the four transferred properties to their estimated fair values.
As described above, we sold six domestic properties in 2007. We entered into contracts to sell and completed the sale of these properties during 2007 and as a result, the net results of operations of these properties (inclusive of impairment charges of $6,032 in 2006) were reclassified to discontinued operations for the years ended December 31, 2006 and 2005.
2005 — We sold domestic and international properties for combined proceeds of $23,509, net of selling costs, and recognized a combined net gain on sale of $1,662, excluding a reserve for uncollected rents of $1,812 previously recorded against the international property and impairment charges totaling $5,610 previously recorded against the domestic property. Prior to the sale of the domestic property, we received cash of $150 and a $4,000 promissory note with a term of approximately five years from the former tenant in
CPA®:15 2007 10-K — 60

Notes To Consolidated Financial Statements
settlement of its remaining lease obligations. The former tenant also agreed to forfeit its $1,694 security deposit. Through December 31, 2007, the tenant has made periodic payments totaling $2,200 on the promissory note. We have made a reserve for amounts which may not be collectible under the note.
In November 2005, we entered into a deed-in-lieu transaction with the lender of non-recourse mortgage financing at a partially vacant property in Tulsa, Oklahoma. In connection with this transaction, we transferred the property to the lender in return for release from the outstanding debt obligation and recorded a charge on extinguishment of debt of $363. We had previously recognized impairment charges totaling $24,600 against this property. During 2005, we also sold certain equipment at this property and recorded a loss of $1,091.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Years ended December 31,
	2007	2006	2005
Revenues	$6,869	$16,924	$24,401
Expenses	(2,876)	(10,879)	(16,770)
Gains on sales of real estate, net	22,087	48,870	571
Impairment charges	—	(14,646)	(1,210)
Minority interest in income	(8,392)	(11,176)	(2,899)

Income from discontinued operations	$17,688	$29,093	$4,093

Note 9. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity.
As of December 31, 2007 and 2006, the fair value of our interest was $11,120 and $11,129, respectively, reflecting an unrealized gain of $403 and $43 and accumulated amortization of $1,283 and $914 at December 31, 2007 and 2006, respectively. The fair value of our interests in the CCMT mortgage securitization is determined by a third party using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	December 31, 2007	change	change
Fair value of our interest in CCMT	$11,120	$10,742	$10,380
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 10. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $325,832, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:15 2007 10-K — 61

Notes To Consolidated Financial Statements
Intangibles are summarized as follows:

	December 31,
	2007	2006
Lease intangibles
In-place lease	$211,788	$201,568
Tenant relationship	38,106	36,585
Above-market rent	102,046	100,012
Less: accumulated amortization	(79,444)	(52,514)

	$272,496	$285,651

Below-market rent	$(26,108)	$(24,752)
Less: accumulated amortization	4,455	2,960

	$(21,653)	$(21,792)

Net amortization of intangibles, including the effect of foreign currency translation, was $23,169, $22,653 and $18,458 for 2007, 2006 and 2005, respectively. Based on the intangibles recorded as of December 31, 2007, scheduled annual net amortization of intangibles for each of the next five years is expected to be $29,036 in 2008, 2009 and 2010, $25,682 in 2011 and $25,061 in 2012.
During 2006, in connection with the restructuring of a master lease agreement with Starmark, we wrote off intangible assets totaling $21,271, inclusive of minority interest of $10,460 (Note 4).
Note 11. Disclosure About Fair Value of Financial Instruments
Our non-recourse debt had a carrying value of $1,921,648 and $1,845,884 and an estimated fair value of $1,891,752 and $1,842,466 at December 31, 2007 and 2006, respectively. Our marketable securities, including the interest in CCMT, had a cost basis of $10,717 and $11,086 and a fair value of $11,120 and $11,129 at December 31, 2007 and 2006, respectively. The carrying values of other financial assets and liabilities approximated their fair values at December 31, 2007 and 2006. The fair value of debt instruments was evaluated using a discounted cash flow model with rates which take into account the credit of the tenants and interest rates risks.
Note 12. Non-Recourse Debt
Non-recourse debt consists of mortgage notes payable, collateralized by an assignment of real property and direct financing leases with a carrying value of $2,632,207 as of December 31, 2007. All of our mortgage notes payable either bear interest at fixed rates, are fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or are at a fixed rate but which convert to variable rates during their term. Mortgage notes payable had fixed annual interest rates ranging from 4.3% to 10.0% and variable annual interest rates ranging from 5.0% to 6.9% as of December 31, 2007.
Scheduled principal payments during each of the next five years and thereafter are as follows:

Year ending December 31,	Total Debt	Fixed Rate Debt		Variable Rate Debt
2008	$161,475	$152,260	(a)	$9,215
2009	155,727	145,578		10,149
2010	68,794	57,642		11,152
2011	157,987	145,858		12,129
2012	137,425	124,148		13,277
Thereafter through 2033	1,240,240	915,677		324,563

Total	$1,921,648	$1,541,163		$380,485

(a)	We consolidate a venture in Germany that had $121,737 of non-recourse mortgage debt at December 31, 2007, inclusive of minority interests of $30,434, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that have not been met as of December 31, 2007. As a result, an event of default has occurred and the lender has held back rent receipts of $3,835 as of December 31, 2007. We are working with the tenant and lender to remedy this default and believe that this matter will be resolved in the near future, however there can be no assurances made in this regard. In the event that we are unable to do so, the lender may call the remaining obligation on this loan at any time.
CPA®:15 2007 10-K — 62

Notes To Consolidated Financial Statements
Note 13. Commitments and Contingencies
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of our shares during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs including us. The compensation arrangements principally involved payments, aggregating in excess of $9,600, made to a broker-dealer which distributed our shares and the shares of other CPA® REITs, the disclosure of such arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
WPC and Carey Financial settled all matters relating to them in connection with the above-described investigations in March 2008. In connection with implementing the settlement, the SEC filed a complaint in federal court on March 18, 2008 alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleges violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleges violations of, and seeks to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction. As part of the settlement, WPC will cause aggregate “disgorgement” payments of $19,979, including interest, to be made to us and another affected CPA® REIT. We expect that our portion of these payments will be approximately $9,111 and will be reflected in our earnings for the 2008 fiscal year. WPC will also pay a $10,000 civil monetary penalty, no portion of which we expect to receive.
The SEC’s complaint also alleges violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our Chief Financial Officer, and Claude Fernandez, who was formerly WPC’s and our Chief Accounting Officer. The SEC has announced that Messrs. Park and Fernandez have separately settled the charges against them. The terms of such settlement agreements are not expected to have a material effect on WPC or us.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While it may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC agreement in principle described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
Note 14. Income Taxes
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
We conduct business in the various states and municipalities within the United States and Europe and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. Federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the year ended December 31, 2007 includes $574 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
CPA®:15 2007 10-K — 63

Notes To Consolidated Financial Statements
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $174 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $160 of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$160
Additions based on tax positions related to the current year	215
Additions for tax positions of prior years	312
Reductions for tax positions of prior years	—
Settlements	—

Balance at December 31, 2007	$687

At December 31, 2007, we had unrecognized tax benefits as presented in the table above that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we have approximately $44 of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. We or our subsidiaries file income tax returns in state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 15. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are also subject to the risks associated with changing exchange rates.
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
CPA®:15 2007 10-K — 64

Notes To Consolidated Financial Statements
Our interest rate swap derivative financial instruments are summarized as follows at December 31, 2007:

	Notional	Effective	Expiration	Fair
	Amount (a)	Interest Rate	Date	Value (a) (b)
3-Month Euribor (c)	$173,194	5.0%	7/2016	$9,623
3-Month Euribor (c)	8,867	5.7%	7/2016	107
3-Month LIBOR	23,074	7.0%	2/2014	(72)

				$9,658

(a)	Amounts are based upon the applicable exchange rate at December 31, 2007.

(b)	Amounts are included in other assets.

(c)	Inclusive of minority interests in notional amount and fair value of the derivatives totaling $45,515 and $2,433, respectively.
Changes in the fair value of interest rate swaps included in other comprehensive income in shareholders’ equity, net of minority interests, reflected an unrealized gain (loss) of $4,443, $3,685 and $(375) for 2007, 2006 and 2005, respectively.
Embedded Credit Derivatives
In connection with the April 2007 Hellweg 2 transaction, two ventures in which we have a total effective ownership interest of 38% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $5,598 as of December 31, 2007 and generated a total unrealized gain (not our proportionate share) of $2,741 for the year ended December 31, 2007. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of December 31, 2007 and 2006, warrants issued to us having an aggregate fair value of $1,379 and $1,891, respectively, are included in other assets.
Included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized gains (losses) on stock warrants of $(1,290), $1,342 and $172 for 2007, 2006 and 2005, respectively. The unrealized losses for 2007 represents the reversal of unrealized gains recognized in prior periods, including an out of period adjustment of $490 recognized during the first quarter of 2007 (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during the third quarter of 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received net cash proceeds of $1,081 and realized a gain of $1,043, which is included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
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
Our directly owned real estate properties and related loans are located in the United States (60%) and Europe (40%), with France (16%) representing the only significant concentration (10% or more of current annualized lease revenue). In addition, Mercury Moving Partners LP and U-Haul Moving Partners, Inc. jointly represented 10% of lease revenue in 2007, inclusive of minority interest. Our directly owned real estate properties contain significant concentrations in the following asset types as of December 31, 2007: office (26%), industrial (20%), warehouse/distribution (17%) and retail (15%) and the following tenant industries as of December 31, 2007: retail trade (23%) and electronics (12%).
CPA®:15 2007 10-K — 65

Notes To Consolidated Financial Statements
Note 16. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2007, distributions per share reported for tax purposes were as follows:

	2007 (a)	2006	2005
Ordinary income	$0.45	$0.38	$0.24
Capital gains	0.22	0.27	—
Return of capital	—	—	0.40

	$0.67	$0.65	$0.64

(a)	Excludes a special cash distribution of $0.08 per share in December 2007, which was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our board of directors in connection with the sale of two properties. The special distribution was reported for tax purposes as follows: Ordinary income $0.05; Capital gains $0.03.
We declared a quarterly distribution of $0.1694 per share in December 2007, which was paid in January 2008 to shareholders of record as of December 31, 2007.
Accumulated Other Comprehensive Income
As of December 31, 2007 and 2006, accumulated other comprehensive income (loss) reflected in shareholders’ equity is comprised of the following:

	2007	2006
Unrealized gain on marketable securities	$403	$43
Unrealized gain on derivative instruments	7,225	2,782
Foreign currency translation adjustment	27,536	10,420

Accumulated other comprehensive income	$35,164	$13,245

Note 17. Segment Information
We have determined that we operate in one business segment, real estate ownership with domestic and foreign investments.
Geographic information for the real estate operations segment is as follows:

	Domestic	Foreign (a)	Total Company
2007
Revenues	$180,293	$113,092	$293,385
Total long-lived assets (b)	1,643,580	1,238,777	2,882,357

2006
Revenues	$186,113	$94,597	$280,710
Total long-lived assets (b)	1,694,943	1,042,996	2,737,939

2005
Revenues	$135,901	$67,120	$203,021
Total long-lived assets (b)	1,601,236	778,727	2,379,963

(a)	Consists of operations in the European Union.

(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate and real estate under construction.
CPA®:15 2007 10-K — 66

Notes To Consolidated Financial Statements
Note 18. Selected Quarterly Financial Data (unaudited)

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007 (c)
Revenues (a)	$69,975	$72,694	$74,062	$76,654
Operating expenses (a)	(27,899)	(29,632)	(31,198)	(27,142)
Net income (b)	13,581	15,736	30,904	26,969
Earnings per share	0.11	0.12	0.24	0.21
Distributions declared per share	0.1654	0.1664	0.1679	0.1694 (d)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Revenues (a)	$63,251	$69,234	$69,397	$78,828
Operating expenses (a)	(24,119)	(39,722)	(27,801)	(28,767)
Net income	15,339	22,493	5,296	23,507
Earnings per share	0.12	0.17	0.05	0.18
Distributions declared per share	0.1614	0.1624	0.1634	0.1644

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 7).

(b)	Includes impact of out of period adjustments in the quarter ended March 31, 2007 (Note 2).

(c)	Net income for the fourth quarter of 2007 includes other than temporary impairment charges of $2,409 in connection with two equity investments in real estate (Note 6).

(d)	Excludes a special cash distribution of $0.08 per share paid in January 2008 to shareholders of record as of December 31, 2007.
CPA®:15 2007 10-K — 67

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2007
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facilities in Bluffton, Ohio; Auburn, Indiana and Milan Tennessee	$11,441	$1,180	$19,816	$16	$—	$1,180	$19,832	$21,012	$3,080	Apr. 2002	40 years
Land in Irvine, California	2,967	4,930	—	—	—	4,930	—	4,930	—	May 2002	N/A
Office facility in Alpharetta, Georgia	7,938	1,750	11,339	—	—	1,750	11,339	13,089	1,770	Jun. 2002	40 years
Office facility in Clinton, New Jersey	27,435	—	47,016	3	—	—	47,019	47,019	6,730	Aug. 2002	40 years
Warehouse/distribution and office facilities in Miami, Florida	9,823	6,600	8,870	40	—	6,600	8,910	15,510	1,414	Sep. 2002	40 years
Office facilities in St. Petersburg, Florida	19,573	1,750	7,408	21,563	922	3,200	28,443	31,643	3,783	Sep. 2002	40 years
Movie Theatre in Baton Rouge, Louisiana	10,983	4,767	6,912	—	286	4,767	7,198	11,965	852	Oct. 2002	40 years
Office facilities in San Diego, California	18,727	8,050	22,047	24	—	8,050	22,071	30,121	3,631	Oct. 2002	40 years
Industrial facilities in Richmond, California	—	870	4,098	—	—	870	4,098	4,968	572	Nov. 2002	40 years
Nursing care facilities located in France at Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles	45,061	5,329	35,001	11,272	11,040	7,846	54,796	62,642	8,553	Dec. 2002	40 years
Warehouse and distribution and industrial facilities in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas.	71,649	19,250	101,536	—	7	19,250	101,543	120,793	12,810	Dec. 2002	40 years
Warehouse/distribution facilities located in France at Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet	130,151	11,250	95,123	49,863	29,006	18,154	167,088	185,242	24,237	Dec. 2002	40 years
Warehouse/distribution facilities in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas	16,876	3,440	26,975	—	131	3,440	27,106	30,546	3,874	Dec. 2002	40 years
Fitness and recreational sports centers in Boca Raton Florida; Newton, Massachusetts; Eden Prairie, Fridley, Bloomington and St. Louis Park, Minnesota.	86,531	44,473	111,521	—	(47,513)	30,904	77,577	108,481	9,665	Feb. 2003	40 years
Industrial facilities in Chattanooga, Tennessee	—	540	5,881	—	—	540	5,881	6,421	717	Feb. 2003	40 years
Industrial facilities in Mooresville, North Carolina	8,236	600	13,837	—	—	600	13,837	14,437	1,686	Feb. 2003	40 years
Industrial facility in MaCalla, Alabama	7,777	1,750	13,545	—	—	1,750	13,545	15,295	1,283	Mar. 2003	40 years
Office facility in Lower Makefield T, Pennsylvania	12,745	900	20,120	—	—	900	20,120	21,020	2,368	Apr. 2003	40 years
Land located in Dublin, Ireland	997	1,783	—	—	219	2,002	—	2,002	—	Apr. 2003	N/A
Warehouse/distribution facility in Virginia Beach, Virginia	21,169	3,000	32,241	—	—	3,000	32,241	35,241	3,594	Jul. 2003	40 years
Industrial facility in Fort Smith, Arizona	—	980	7,262	—	—	980	7,262	8,242	809	Jul. 2003	40 years
Retail facilities in Greenwood, Indiana and Buffalo, New York	11,904	—	14,676	4,891	—	—	19,567	19,567	1,996	Aug. 2003	40 years

Industrial facilities in Bowling Green, Kentucky and Jackson, Tennessee	7,885	680	11,723	—	—	680	11,723	12,403	1,282	Aug. 2003	40 years

Industrial facilities in Mattoon, Illinois; Holyoke, Massachusetts; Morristown, Tennessee and a warehouse/distribution facility in Westfield, Massachusetts	8,726	1,230	15,707	—	10	1,230	15,717	16,947	1,719	Aug. 2003	40 years

Industrial facility in Rancho Cucamonga, California and educational facilities in Glendale Heights, Illinois; Exton, Pennsylvania and Avondale, Arizona	45,691	12,932	6,937	61,871	719	12,932	69,527	82,459	5,655	Sep. 2003, Dec. 2003, Feb. 2004, Sep. 2004	40 years

Sports facilities in Rochester Hills and Canton, Michigan	25,164	9,791	32,780	—	—	9,791	32,780	42,571	3,517	Sep. 2003	40 years

Industrial facilities in St. Petersburg, Florida; Buffalo Grove, Illinois; West Lafayette, Indiana; Excelsior Springs, Missouri and North Versailles, Pennsylvania	15,313	4,980	21,905	2	4	4,980	21,911	26,891	2,315	Oct. 2003	40 years
CPA®:15 2007 10-K — 68

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

											Life on which
											Depreciation in
				Costs Capitalized	Increase	Gross Amount at which Carried					Latest Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Industrial facilities in Tolleson, Arizona; Alsip, Illinois and Solvay, New York	19,301	4,210	23,911	2,640	3,106	4,210	29,657	33,867	2,918	Nov. 2003	40 years
Land in Kahl, Germany	5,617	7,070	—	—	1,267	8,337	—	8,337	—	Dec. 2003	N/A
Land in Memphis, Tennessee and Sports facilities in Bedford, Texas and Englewood, Colorado	9,811	4,392	9,314	—	—	4,392	9,314	13,706	896	Dec. 2003, Sep. 2004	40 years
Office facilities in Brussels, Belgium	13,374	2,232	8,796	2,786	2,526	2,664	13,676	16,340	1,587	Jan. 2004	40 years
Warehouse/distribution facilities in Oceanside, California and Concordville, Pennsylvania	5,736	2,575	5,490	6	—	2,575	5,496	8,071	544	Jan. 2004	40 years
Office facility in Peachtree City, Georgia	5,007	990	6,874	—	(3)	990	6,871	7,861	651	Mar. 2004	40 years
Self-storage/trucking facilities in numerous locations throughout the U.S.	171,803	69,080	189,082	—	28	69,080	189,110	258,190	17,532	Apr. 2004	40 years
Warehouse/distribution facility in La Vista, Nebraska	24,652	5,700	648	36,499	1,149	5,700	38,296	43,996	1,630	May 2004	40 years
Office facility in Pleasanton, California	17,069	16,230	14,052	5	—	16,230	14,057	30,287	1,274	May 2004	40 years
Office facility in San Marcos, Texas	—	225	1,180	—	—	225	1,180	1,405	105	Jun. 2004	40 years
Office facilities in Espoo, Finland	81,038	16,766	68,556	(172)	15,425	19,968	80,607	100,575	6,973	Jul. 2004	40 years
Office facilities located in France at Guyancourt, Conflans, St. Honorine, Ymare, Laval and Aubagne	84,176	21,869	65,213	357	18,382	26,670	79,151	105,821	6,780	Jul. 2004	40 years
Office facilities in Chicago, Illinois	22,891	4,910	32,974	—	10	4,910	32,984	37,894	2,714	Sep. 2004	40 years
Industrial facility in Louisville, Colorado	13,767	1,892	19,612	—	—	1,892	19,612	21,504	1,614	Sep. 2004	40 years
Industrial facilities in Hollywood and Orlando, Florida	—	1,244	2,490	—	—	1,244	2,490	3,734	205	Sep. 2004	40 years
Office facility in Playa Vista, California	17,896	20,950	7,329	—	—	20,950	7,329	28,279	603	Sep. 2004	40 years
Industrial facility in Golden, Colorado	3,185	1,719	4,689	657	—	1,719	5,346	7,065	574	Sep. 2004	40 years
Industrial facilities in Texarkana, Texas and Orem, Utah	3,391	616	3,723	—	—	616	3,723	4,339	306	Sep. 2004	40 years
Industrial facility in Eugene, Oregon	4,709	1,009	6,739	—	4	1,009	6,743	7,752	555	Sep. 2004	40 years
Office facility in Little Germany, United Kingdom	4,409	103	3,978	—	456	114	4,423	4,537	364	Sep. 2004	40 years
Industrial facility in Neenah, Wisconsin	4,964	262	4,728	—	—	262	4,728	4,990	389	Sep. 2004	40 years
Industrial facility in South Jordan, Utah	8,247	2,477	5,829	—	—	2,477	5,829	8,306	480	Sep. 2004	40 years
Warehouse/distribution facility in Ennis, Texas	2,742	190	4,512	—	—	190	4,512	4,702	371	Sep. 2004	40 years
Land in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas and educational facilities in Newport News, Centreville, Manassas and Century Oaks, Virginia	6,463	5,830	3,270	—	—	5,830	3,270	9,100	269	Sep. 2004	40 years
Retail facilities in Oklahoma City, Oklahoma and Round Rock, Texas	10,946	5,361	7,680	—	3	5,361	7,683	13,044	632	Sep. 2004	40 years
Land in Fort Collins, Colorado; Matteson and Schaumburg, Illinois; North Attleboro, Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	12,028	36,964	—	—	—	36,964	—	36,964	—	Sep. 2004	N/A
Land in North Little Rock, Arizona	—	772	—	—	—	772	—	772	—	Sep. 2004	N/A
Land in Farmington, Connecticut and Braintree, Massachusetts	1,647	2,972	—	—	—	2,972	—	2,972	—	Sep. 2004	N/A
Industrial facility in Sunnyvale, California	61,005	33,916	37,744	—	—	33,916	37,744	71,660	10,567	Sep. 2004	40 years
Office facility in Dallas, Texas	19,328	7,402	23,822	—	29	7,402	23,851	31,253	6,041	Sep. 2004	40 years
Office facilities in Helsinki, Finland	90,261	24,688	71,815	—	7,989	26,844	77,648	104,492	5,743	Jan. 2005	40 years
Office facility in Paris, France	94,661	24,180	60,846	579	17,631	29,458	73,778	103,236	4,513	Jul. 2005	40 years
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw and Warszawa, Poland.	182,057	38,233	122,576	10,514	34,542	48,267	157,598	205,865	8,801	Mar. 2006	30 years
Office facility in Laupheim, Germany	3,191	3,686	3,422	—	261	3,831	3,538	7,369	30	Oct. 2007	30 years

	$1,630,134	$523,520	$1,515,170	$203,416	$97,636	$548,367	$1,791,375	$2,339,742	$193,573

CPA®:15 2007 10-K — 69

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office facility in Irvine, California	5,962	—	8,525	70	1,311	9,906	May 2002
Warehouse and distribution facility in Birmingham, United Kingdom	32,179	6,315	25,926	7,432	9,451	49,124	Jan. 2003 & Mar. 2003
Industrial facility in Rochester, Minnesota	6,525	2,250	10,328	—	772	13,350	Mar. 2003
Industrial facilities in Shelby Township and Port Huron, Michigan	6,744	1,330	10,302	19	(266)	11,385	Nov. 2003
Warehouse and distribution facilities in Mesquite, Texas	6,674	1,513	10,843	2,824	—	15,180	Jun. 2002
Retail facilities located in Germany at Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim	121,737	26,470	127,701	6,452	28,853	189,476	Jun. 2005
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, Texas	6,702	1,800	12,022	—	(400)	13,422	Aug. 2003
Industrial facility in Kahl, Germany	7,276	7,069	10,137	—	(6,407)	10,799	Dec. 2003
Industrial facilities in Mentor, Ohio and Franklin, Tennessee	4,176	1,059	6,108	—	2	7,169	Apr. 2004
Retail Stores in Fort Collins, Colorado; Matteson, Illinois, Schaumburg, Illinois, North Attleboro; Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	13,949	—	48,231	68	(5,432)	42,867	Sep. 2004
Retail facility in Freehold, New Jersey	5,564	—	9,611	—	(60)	9,551	Aug. 2003
Retail facilities in Conway and North Little Rock, Arizona	—	—	5,204	—	(56)	5,148	Sep. 2004
Warehouse and distribution facilities in Lima, Ohio	7,737	657	12,731	—	(630)	12,758	Sep. 2004
Retail facility in Plano, Texas	—	1,119	4,165	—	(265)	5,019	Sep. 2004
Sports facility in Memphis, Tennessee	2,988	—	6,511	—	(1,141)	5,370	Sep. 2004
Industrial facility in Owingsville, Kentucky	138	15	4,917	—	(195)	4,737	Sep. 2004
Retail facilities in Farmington, Connecticut and Braintree, Massachusetts	6,222	—	12,617	—	(958)	11,659	Sep. 2004
Education facilities in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas	3,964	—	6,734	—	(696)	6,038	Sep. 2004
Industrial facility in Brownwood, Texas	4,178	142	5,141	—	(341)	4,942	Sep. 2004
Retail facilities in Greenport, Ellenville and Warwick, New York	14,240	1,939	17,078	—	446	19,463	Sep. 2004
Education facility in Glendale Heights, Illinois	2,403	—	9,435	—	(2,166)	7,269	Sep. 2004
Industrial facilities located in Bradford, Belfast, Darwen, Stoke-on-Trent and Rochdale, United Kingdom, and Dublin, Ireland	22,076	5,113	32,123	58	7,017	44,311	Apr. 2003
Industrial facility in Laupheim, Germany	10,080	3,403	19,065	—	715	23,183	Oct. 2007

	291,514	60,194	415,455	16,923	29,554	522,126

CPA®:15 2007 10-K — 70

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.
(b)	The (decrease) increase in net investment is due to the amortization of unearned income producing a constant periodic rate of return on the net investment in direct financing leases, which is more (less) than lease payments received, impairment charges and foreign currency translation adjustments.
(c)	Reconciliation of real estate and accumulation depreciation:

	Reconciliation of Real Estate Accounted for
	Under the Operating Method December 31,
	2007	2006	2005
Balance at beginning of year	$2,274,562	$1,832,767	$1,742,822
Additions	17,645	165,948	202,745
Dispositions	(56,177)	(180,164)	(46,030)
Impairment charge	—	(6,322)	(600)
Foreign currency translation adjustment	89,001	75,956	(71,104)
Reclassification of real estate under construction	14,711	—	19,837
Reclassification to assets held for sale	—	—	(14,903)
Consolidation of investment pursuant to the adoption of EITF 04-05	—	386,377	—

Balance at close of year	$2,339,742	$2,274,562	$1,832,767

	Reconciliation of Accumulated Depreciation
	December 31,
	2007	2006	2005
Balance at beginning of year	$145,486	$78,274	$47,756
Depreciation expense	46,320	43,543	36,101
Depreciation expense included in discontinued operations	791	2,070	1,269
Reclassification of accumulated depreciation to assets held for sale	—	—	(1,030)
Dispositions	(4,537)	(10,677)	(3,806)
Foreign currency translation adjustment	5,513	2,974	(2,016)
Consolidation of investment pursuant to the adoption of EITF 04-05	—	29,302	—

Balance at close of year	$193,573	$145,486	$78,274

At December 31, 2007, the aggregate cost of real estate owned by us and our consolidated subsidiaries for U.S. federal income tax purposes is $2,801,547.
CPA®:15 2007 10-K — 71

MARCOURT INVESTMENTS INCORPORATED
CPA®:15 2007 10-K — 72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Marcourt Investments Incorporated:
In our opinion, the accompanying balance sheets and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 2007 and 2006, and the results of its operations and its cash flows for the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in Note 1 and in accordance with the Second Amendment to Shareholders’ Agreement, the Shareholders are in the process of evaluating options with respect to a potential sale of the Company or its assets by August 1, 2008.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 25, 2008
CPA®:15 2007 10-K — 73

MARCOURT INVESTMENTS INCORPORATED
BALANCE SHEETS
(Amounts in whole dollars)

	December 31,
	2007	2006
Assets
Net investment in direct financing lease	$134,027,708	$146,519,548
Cash and cash equivalents	63,070	215,140
Other assets, net	75,761	128,043

Total assets	$134,166,539	$146,862,731

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$—	$53,272,353
Accrued interest payable	—	782,409
Accounts payable and accrued expenses	39,136	41,674
State and local taxes payable	4,184	3,596

Total liabilities	43,320	54,100,032

Shareholders’ Equity:
Common stock, Class A — $.01 par value; authorized — 999,750 shares; issued and outstanding- 369,850 shares at December 31, 2007 and 2006; Class B — $.01 par value; authorized — 250 shares; issued and outstanding — 145 shares at December 31, 2007 and 2006	3,700	3,700
Additional paid-in capital	99,462,290	55,427,092
Retained earnings	34,657,229	37,331,907

Total shareholders’ equity	134,123,219	92,762,699

Total liabilities and shareholders’ equity	$134,166,539	$146,862,731

The accompanying notes are an integral part of these financial statements.
CPA®:15 2007 10-K — 74

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF INCOME
(Amounts in whole dollars)

	Years ended December 31,
	2007	2006	2005
Revenues
Interest income on direct financing lease	$17,271,278	$17,482,376	$17,520,299
Percentage rents	1,510,126	1,389,342	1,135,296
Other income	12,049	12,180	52,567

	18,793,453	18,883,898	18,708,162

Expenses
Property expenses	29,670	111,205	1,597
General and administrative	161,912	18,530	59,907
Interest expense (Note 5)	8,477,094	5,988,769	6,746,364

	8,668,676	6,118,504	6,807,868

Income before gain on sale of real estate	10,124,777	12,765,394	11,900,294

Gain on sale of real estate	31,317,035	—	221,847

Net income	$41,441,812	$12,765,394	$12,122,141

The accompanying notes are an integral part of these financial statements.
CPA®:15 2007 10-K — 75

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2007, 2006 and 2005
(Amounts in whole dollars)

		Additional
	Common	Paid-in	Retained
	Stock	Capital	Earnings	Total
Balance, January 1, 2005	$3,700	$45,428,730	$32,886,986	$78,319,416
Dividends			(9,864,793)	(9,864,793)
Consent dividends declared		4,697,789		4,697,789
Net income	—	—	12,122,141	12,122,141

Balance, December 31, 2005	3,700	50,126,519	35,144,334	85,274,553

Dividends			(10,577,821)	(10,577,821)
Consent dividends declared		5,300,573		5,300,573
Net income	—	—	12,765,394	12,765,394

Balance, December 31, 2006	3,700	55,427,092	37,331,907	92,762,699

Dividends			(44,116,490)	(44,116,490)
Consent dividends declared		35,358,950		35,358,950
Capital contributions by shareholders		8,676,248		8,676,248
Net income	—	—	41,441,812	41,441,812

Balance, December 31, 2007	$3,700	$99,462,290	$34,657,229	$134,123,219

The accompanying notes are an integral part of these financial statements.
CPA®:15 2007 10-K — 76

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF CASH FLOWS
(Amounts in whole dollars)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$41,441,812	$12,765,394	$12,122,141
Adjustments to reconcile net income to net cash provided by operating activities:
Cash receipts from direct financing lease greater than revenues recognized	518,216	344,486	306,563
Amortization of deferred interest, including writeoff of unamortized asset of $78,294 in connection with loan payoff in 2007	98,743	40,686	45,766
Gain on sale of real estate	(31,317,035)	—	(221,847)
Increase in other assets	(53,455)	(15,795)	(3,739)
Decrease in accrued interest payable	(782,409)	(98,395)	(100,851)
Increase (decrease) in state and local taxes payable	588	(12,774)	2,120
(Decrease) increase in other liabilities	(5,969)	4,944	2,441

Net cash provided by operating activities	9,900,491	13,028,546	12,152,594

Cash flows from investing activities
Proceeds from sale of real estate	43,334,218	—	—
Capitalized expenditures	(36,565)	—	—

Net cash provided by investing activities	43,297,653	—	—

Cash flows from financing activities
Dividends paid	(8,754,109)	(5,277,248)	(5,169,063)
Capital contributions from shareholders	8,676,248	—	—
Prepayment of mortgage principal	(46,914,949)	—	—
Payment of mortgage principal	(6,357,404)	(7,750,793)	(6,995,822)
Proceeds from loan from affiliate	8,676,248	—	—
Repayment of loan from affiliate	(8,676,248)	—	—

Net cash used in financing activities	(53,350,214)	(13,028,041)	(12,164,885)

Change in cash and cash equivalents during the year
Net (decrease) increase in cash and cash equivalents	(152,070)	505	(12,291)
Cash and cash equivalents, beginning of year	215,140	214,635	226,926

Cash and cash equivalents, end of year	$63,070	$215,140	$214,635

Supplemental disclosures
Interest paid	$4,130,475	$6,087,164	$6,801,449

Taxes paid	$4,184	$4,808	$12,998

Non-cash financing activities:
Consent dividends of $35,358,950, $5,300,573 and $4,697,789 were distributed from retained earnings and recontributed as additional paid-in capital for the years ended December 31, 2007, 2006 and 2005, respectively.
The accompanying notes are an integral part of these financial statements.
CPA®:15 2007 10-K — 77

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
Note 1. Organization and Business
Marcourt Investments Incorporated was formed in January 1992 under the General Corporation Law of Maryland. As used in these financial statements, the terms “Company,” “we,” “us” and “our” represent Marcourt Investments Incorporated, unless otherwise indicated. Under our by-laws, we were organized for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended. Our business consists of the leasing of hotel properties to a wholly-owned subsidiary of Marriott International, Inc. (“Marriott”) pursuant to a master lease (Note 4).
A Shareholder Agreement was created in February 1992, and was subsequently amended in February 1992 (“First Amendment to Shareholders’ Agreement”) and in July 2007 (“Second Amendment to Shareholders’ Agreement”) among Coolidge Investment Partners, L.P. (“Coolidge”), Corporate Property Associates 15 Incorporated (“CPA®:15”) (collectively, the “Shareholders”) and us. The Shareholders own 100% of our issued and outstanding Class A stock. The Second Amendment to Shareholders’ Agreement states the intent of the Shareholders to sell the Company or our net assets as described in Note 3. Currently, the Shareholders have not entered into a sale contract and are evaluating options with respect to a sale.
Note 2. Summary of Significant Accounting Policies
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
Net Investment in Direct Financing Lease
We account for our master lease for land and hotel properties under the direct financing method. The gross investment in the lease consists of minimum lease payments to be received plus the estimated value of the properties at the end of the lease. Unearned income, representing the difference between gross investment and actual cost of the leased properties, is amortized to income over the lease term so as to produce a constant periodic rate of return.
Additional rent based on a percentage of Marriott’s sales in excess of the specified volume is included in income when reported to us, that is, after the level of sales requiring a rental payment to us is reached.
On an ongoing basis, we assess our ability to collect rent and other tenant based receivables and determine an appropriate allowance for uncollected amounts. For the years ended December 31, 2007, 2006 and 2005, we had no allowance for doubtful accounts. The tenant paid real estate taxes on our behalf of $2,370,882, $2,525,615 and $2,503,132 in 2007, 2006 and 2005, respectively.
We perform a review of our estimate of the residual value of our direct financing leases at least annually. If a decline in the estimated residual value of the underlying real estate assets is other than temporary, the net investment is reduced and the remaining interest income to be earned over the remaining noncancelable lease term is also reduced. Additionally, if significant lease terms are amended, we reevaluate the lease in accordance with the provisions of SFAS No. 13, “Accounting for Leases” (“SFAS 13”) to determine whether the lease should be accounted for as a direct financing or operating lease.
CPA®:15 2007 10-K — 78

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Amounts in whole dollars)
Cash Equivalents
We consider all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2007 and 2006, substantially all of our cash and cash equivalents was held in the custody of one financial institution, and these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions.
Federal Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. We are subject to certain state and local taxes. State and local taxes of $4,772, $(9,178) and $15,118 are included in general and administrative expenses for the years ended December 31, 2007, 2006 and 2005, respectively.
In order to meet the distribution requirement for the years ended December 31, 2007, 2006 and 2005, Class A shareholders recognized consent dividends of $35,358,950, $5,300,573 and $4,697,789, respectively; that is, each Class A shareholder recognized and will reflect a taxable dividend on its U.S. federal income tax return even though it did not receive a cash distribution. For accounting purposes, consent dividends are treated as if the distributions were made out of retained earnings and recontributed as additional paid-in capital. It is possible that consent dividends may also be declared in future years.
Other Assets
Other assets at December 31, 2007 primarily consist of sales tax reimbursements receivable.
Other assets at December 31, 2006 include deferred charges which resulted from increased interest obligations on our mortgage notes paid in a prior period and which were amortized on an effective interest method over the remaining term of the mortgage notes. We incurred a charge of $78,294 to write off these charges in 2007 in connection with the prepayment of the mortgage on the properties (Note 5).
Reclassification
Certain prior year amounts have been retrospectively adjusted to conform to the current year’s financial statement presentation.
Note 3. Agreements and Transactions with Related Parties
An affiliate of W. P. Carey & Co. LLC (“W. P. Carey”) is the advisor to CPA®:15, which owns approximately 47% of our outstanding shares. We have entered into a service agreement with W. P. Carey under which W. P. Carey performs various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W. P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 2007, 2006 and 2005, we incurred expenses of $10,719, $3,602 and $1,859, respectively, under the agreement.
Coolidge owns approximately 53% of our outstanding shares. Prior to February 2007, Coolidge and its predecessors were advised by Sarofim Realty Advisors Co. (“Sarofim”). Effective February 2007, management of Coolidge was transferred to ING Clarion Partners. We had agreed to reimburse Sarofim for certain costs incurred in connection with the physical inspection of our leased properties and incurred such expenses of $225 and $1,021 for the years ended December 31, 2006 and 2005, respectively. No such expenses were incurred for the year ended December 31, 2007.
As described in Note 1, we are a party to a shareholders’ agreement which was amended in July 2007. Under the terms of the amended agreement, we and /or our assets will be marketed for sale, with the intent that such a sale shall be consummated on or before
CPA®:15 2007 10-K — 79

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Amounts in whole dollars)
August 1, 2008. If a sale has not been consummated at that date, either of the Shareholders may exercise its right to (i) sell its shares to the other Shareholder or (ii) purchase the other Shareholder’s outstanding shares, at a price to be agreed upon between the two parties.
In August 2007, we borrowed $8,676,248 from W. P. Carey in connection with the prepayment of the mortgage on our properties as described in Note 5. In September 2007, we used capital contributions of $4,566,309 and $4,109,939 from Coolidge and CPA®:15, respectively, to repay the borrowing from W. P. Carey. We incurred interest expense of $41,182 in connection with the W. P. Carey borrowing.
Note 4. Net Investment in Direct Financing Lease
The net investment in the direct financing lease is summarized as follows:

	2007	2006
Minimum lease payments receivable	$251,556,992	$89,134,250
Unguaranteed residual value	134,017,730	145,887,525

	385,574,722	235,021,775
Less: unearned income	(251,547,014)	(88,502,227)

	$134,027,708	$146,519,548

In August 2007, we sold a property in Las Vegas to the tenant for proceeds of $43,334,218, net of selling costs and recognized a gain on the sale of $31,317,035. In connection with this sale, we amended and restated the master lease for the remaining 12 properties. The amended and restated lease provides for an initial term extending through approximately January 31, 2023 followed by two five-year renewal options. Under the amended and restated lease, minimum annual rent is $17,752,126 through 2012 and $16,100,000 per annum thereafter until the expiration of the lease term. Additionally, the amended and restated lease provides for additional rent of 4% of annual sales in excess of $66,276,835. The original lease provided for minimum annual rentals of $17,826,850 and additional rent of 4% of annual sales in excess of $36,000,000 with such additional rent capped at $1,766,717 per annum for both the initial term and any renewal terms. We evaluated the amended and restated lease in accordance with the provisions of SFAS 13 and determined that this lease should appropriately be classified as a net investment in direct financing lease.
During 2005, we recognized a gain on sale of real estate of $221,847. In 2003, we sold a portion of excess land at our property in San Diego, California in connection with an easement transaction and recognized a gain on sale of $60,257. At that time, proceeds of $244,000 were reserved for potential future expenses related to the land sale, of which $22,153 was subsequently incurred and paid. During 2005, it was determined that all expenses had been paid in connection with this transaction and the remaining $221,847 was recognized as an additional gain on sale.
Note 5. Mortgage Notes Payable
In August 2007, we prepaid the existing balance on our mortgage notes payable of $46,914,949 and incurred a prepayment penalty of $5,129,028, which is included in interest expense for the year ended December 31, 2007. Proceeds from the sale of the Las Vegas property (Note 4) and borrowings from W. P. Carey (Note 3) were used to prepay the existing balance. The mortgage notes payable were collateralized by our hotel properties and by rights of assignment on our master lease on the properties. As of December 31, 2006, $33,774,264 of the total mortgage notes bore interest at a fixed rate of 9.94% per annum and $19,498,089 bore interest at a fixed rate of 11.18% per annum.
CPA®:15 2007 10-K — 80

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Amounts in whole dollars)
Note 6. Dividends
For the years ended December 31, 2007, 2006 and 2005, Class A dividends paid per share were reported as follows for income tax purposes:

	2007	2006	2005
Ordinary income (a)	$22.39	$28.59	$26.67
Capital gain (b)	96.88	—	—

	$119.27	$28.59	$26.67

(a)	Includes consent dividends to Class A shareholders of $17.94, $14.33 and $12.70 per share in 2007, 2006 and 2005, respectively.

(b)	Includes consent dividends to Class A shareholders of $77.66 per share in 2007.
For the years ended December 31, 2007, 2006 and 2005, Class B dividends per share of $23.66, $14.26 and $14.20, respectively, were declared and reported as ordinary income for income tax purposes.
Note 7. Disclosure About Fair Value of Financial Instruments
The fair value of our mortgage notes payable at December 31, 2006 was approximately $60,105,102. We had no mortgage notes payable at December 31, 2007. The fair value of other assets and liabilities approximate their carrying amounts at both December 31, 2007 and 2006.
CPA®:15 2007 10-K — 81

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls And Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of December 31, 2007. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2007 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Our management, including our chief executive officer and acting chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, management concluded that our internal control over financial reporting is effective as of December 31, 2007 based on those criteria.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
CPA®:15 2007 10-K — 82

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:15 2007 10-K — 83

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(1)	and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

(3)	Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Exhibit 3.1 to Registration Statement Form S-11 (No. 333-58854) filed on April 13, 2001

3.2	Amended and Restated Bylaws of Registrant	Exhibit 3.2 to Amendment No. 1 to Registration Statement Form S-11/A (No. 333-100525) filed on May 1, 2003

4.1	2008 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Exhibit 4.1 to Form S-3D filed on March 11, 2008

10.1	Second Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Exhibit 10.1 to Form 10-Q filed on November 14, 2007

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 2007 10-K — 84

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 3/31/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/31/2008

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	3/31/2008

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)	3/31/2008

/s/ Thomas J. Ridings Thomas J. Ridings	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/31/2008

/s/ James D. Price James D. Price	Chairman of the Audit Committee and Director	3/31/2008

/s/ Marshall E. Blume Marshall E. Blume	Director	3/31/2008

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/31/2008
Report on Form 10-K
The advisor will supply to any shareholder, upon written request and without charge, a copy of the annual report on Form 10-K for the year ended December 31, 2007 as filed with the SEC. The 10-K may also be obtained through the SEC’s EDGAR database at www.sec.gov.
CPA®:15 2007 10-K — 85