Form 10-Q
period 2008-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2008-05-15
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant has 129,201,529 shares of common stock, $.001 par value outstanding at May 7, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “expect,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan” or similar expressions. Do not unduly rely on forward-looking statements. They give our expectations about the future and are not guarantees, and speak only as of the date they are made. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievement to be materially different from the results of operations or plan expressed or implied by such forward-looking statements. While we cannot predict all of the risks and uncertainties, they include, but are not limited to, the risk factors described in Item 1A — Risk Factors of our annual report on Form 10-K for the year ended December 31, 2007. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our annual report on Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 3/31/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$2,192,556	$2,146,169
Net investment in direct financing leases	537,472	522,126
Equity investments in real estate	207,961	202,112
Real estate under construction	16,979	11,950
Cash and cash equivalents	161,266	166,851
Intangible assets, net	272,513	272,496
Other assets, net	153,640	142,933

Total assets	$3,542,387	$3,464,637

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,973,439	$1,921,648
Accounts payable, accrued expenses and other liabilities	45,214	33,288
Prepaid and deferred rental income and security deposits	87,450	80,006
Due to affiliates	26,310	35,712
Distributions payable	21,902	32,055

Total liabilities	2,154,315	2,102,709

Minority interest in consolidated entities	311,482	300,031

Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 136,599,143 and 135,798,189 shares issued and outstanding, respectively	137	136
Additional paid-in capital	1,256,368	1,247,241
Distributions in excess of accumulated earnings	(144,631)	(148,490)
Accumulated other comprehensive income	45,943	35,164

	1,157,817	1,134,051
Less, treasury stock at cost, 8,077,192 and 7,277,509 shares, respectively	(81,227)	(72,154)

Total shareholders’ equity	1,076,590	1,061,897

Total liabilities and shareholders’ equity	$3,542,387	$3,464,637

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 3/31/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2008	2007
Revenues
Rental income	$62,943	$57,519
Interest income from direct financing leases	11,889	10,622
Other operating income	1,468	1,531

	76,300	69,672

Operating Expenses
Depreciation and amortization	(16,350)	(15,314)
Property expenses	(10,152)	(9,355)
General and administrative	(3,243)	(2,039)

	(29,745)	(26,708)

Other Income and Expenses
Advisor settlement (Note 10)	9,111	—
Income from equity investments in real estate	4,495	2,707
Other interest income	1,827	2,261
Minority interest in income	(7,101)	(6,124)
Gain (loss) on foreign currency transactions, derivative instruments and other, net	2,187	(262)
Interest expense	(28,978)	(27,617)

	(18,459)	(29,035)

Income from continuing operations before income taxes	28,096	13,929
Provision for income taxes	(2,479)	(1,184)

Income from continuing operations	25,617	12,745

Discontinued Operations
Income from operations of discontinued properties	142	1,284
Minority interest in income	—	(448)

Income from discontinued operations	142	836

Net Income	$25,759	$13,581

Earnings Per Share
Income from continuing operations	$0.20	$0.10
Income from discontinued operations	—	0.01

Net income	$0.20	$0.11

Weighted Average Shares Outstanding	128,978,875	128,796,569

Distributions Declared Per Share	$0.1704	$0.1654

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Net Income	$25,759	$13,581
Other Comprehensive Income
Change in foreign currency translation adjustment	14,503	970
Change in unrealized (loss) gain on marketable securities	(488)	499
Unrealized (loss) gain on derivative instruments	(3,235)	1,182

	10,780	2,651

Comprehensive Income	$36,539	$16,232

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 3/31/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2008	2007
Cash Flows — Operating Activities
Net income	$25,759	$13,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	16,700	15,677
Straight-line rent adjustments	1,075	1,005
Income from equity investments in real estate in excess of distributions received	(473)	(878)
Minority interest in income	7,101	6,572
Issuance of shares to affiliate in satisfaction of fees due	4,018	3,464
Realized gain on foreign currency transactions, derivative instruments and other, net	(596)	(240)
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(1,591)	502
Receivable for advisor settlement	(9,111)	—
Changes in operating assets and liabilities	(1,856)	1,605

Net cash provided by operating activities	41,026	41,288

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	384	4,967
Acquisitions of real estate and equity investments in real estate and other capital expenditures	(278)	(12,775)
VAT taxes paid in connection with acquisition of real estate	—	(2,336)
Repayment of loan by affiliate	7,569	—
Payment of deferred acquisition fees to an affiliate	(8,413)	(10,802)

Net cash used in investing activities	(738)	(20,946)

Cash Flows — Financing Activities
Distributions paid (a)	(32,055)	(21,098)
Distributions paid to minority interest partners	(5,159)	(5,363)
Contributions from minority interest partners	—	708
Proceeds from mortgages	—	21,789
Scheduled payments of mortgage principal	(11,130)	(9,732)
Deferred financing costs and mortgage deposits, net of deposits refunded	—	35
Proceeds from issuance of shares, net of costs	5,110	5,080
Purchase of treasury stock	(9,073)	(4,668)

Net cash used in financing activities	(52,307)	(13,249)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	6,434	425

Net (decrease) increase in cash and cash equivalents	(5,585)	7,518
Cash and cash equivalents, beginning of period	166,851	174,375

Cash and cash equivalents, end of period	$161,266	$181,893

(a)	Includes a special distribution of $10,153 ($0.08 per share) declared in December 2007 and paid in January 2008.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 3/31/2008 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of March 31, 2008, our portfolio consisted of our full or partial ownership interest in 368 fully occupied properties leased to 83 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Basis of Consolidation
Our consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if we are deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs which we do not control, but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting EITF 04-05, we consolidate five limited partnerships and two limited liability companies that we previously accounted for under the equity method of accounting.
Investments in tenant-in-common (“TIC”) interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under SOP 78-9, as amended by EITF 04-05. We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-05. We use the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our results of operations.
CPA®:15 3/31/2008 10-Q — 5

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $30,931 and $25,889 for the three months ended March 31, 2008 and 2007, respectively. Long-lived assets of such investments, consisting of real estate, net; net investment in direct financing leases and equity investments in real estate, were $1,309,394 and $1,238,777 as of March 31, 2008 and December 31, 2007, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $574 over the period from 2005—2006) and valuation of stock warrants (aggregating $490 in the 4th quarter of 2006) that are accounted for as derivative instruments pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) because of net cash settlement features. As a result of these errors, net income was overstated by approximately $112 in 2005 and $952 in 2006. We concluded that these adjustments are not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,064 was not material to the quarter ended March 31, 2007, nor was it material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We partially adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of this statement did not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$10,635	$—	$—	$10,635
Derivative assets	7,063	—	5,644	1,419

	$17,698	$—	$5,644	$12,054

Liabilities:
Derivative liabilities	$(265)	$—	$(265)	$—

Financial assets and liabilities presented in the table above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:15 3/31/2008 10-Q — 6

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Marketable Equity	Derivative
	Securities	Assets	Total Assets
Beginning balance	$11,212	$1,379	$12,591
Total gains or losses (realized and unrealized):
Included in earnings	—	40	40
Included in other comprehensive income	(488)	—	(488)
Amortization and accretion	(89)	—	(89)
Purchases, issuances, and settlements	—	—	—

Ending balance	$10,635	$1,419	$12,054

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$40	$40

Gains and losses (realized and unrealized) are included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application of this statement did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SOP 07-1
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations.
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
CPA®:15 3/31/2008 10-Q — 7

Notes to Consolidated Financial Statements
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
SFAS 161
In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,979 and $3,686 for the three months ended March 31, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in property expenses in the consolidated financial statements. As of March 31, 2008, the advisor owned 6,169,803 shares (4.8%) of our common stock.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current and deferred acquisition fees were $263 and $158 for investments that were acquired during the three months ended March 31, 2007. No such fees were incurred during the three months ended March 31, 2008. Unpaid installments totaled $13,662 and $22,076 as of March 31, 2008 and December 31, 2007, respectively and are included in due to affiliates in the consolidated financial statements. Annual installments of $8,413 and $10,802 in deferred fees was paid in cash to the advisor in January 2008 and 2007, respectively. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments. Such fees are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event. Such fees totaled $6,041 at both March 31, 2008 and December 31, 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $1,108 and $961 during the three months ended March 31, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75% as well as jointly-controlled tenant-in-common interests in net leases, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred during the three months ended March 31, 2008 and 2007 were $199 and $239, respectively. Based on current gross revenues, our average estimated current share of aggregate future minimum lease payments is $833 annually through 2016.
CPA®:15 3/31/2008 10-Q — 8

Notes to Consolidated Financial Statements
In December 2007, we loaned $7,569 to our advisor to fund the advisor’s acquisition of tenancy-in-common interests in Europe. The loan was repaid in March 2008. We recognized interest income of $133 during the three months ended March 31, 2008 in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	March 31, 2008 (a)	December 31, 2007
Land	$562,326	$548,367
Building	1,840,388	1,791,375
Less: Accumulated depreciation	(210,158)	(193,573)

	$2,192,556	$2,146,169

(a)	Balance at March 31, 2008 includes amounts related to an asset held for sale comprised of land of $140, building of $864 and accumulated depreciation of $(130). The property was sold in April 2008 for approximately $1,000 (Note 12).
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, and (ii) TICs subject to common control (Note 2). The underlying investments are generally owned with affiliates that have similar investment objectives to ours.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership
	Interest at	Carrying Value
Lessee	March 31, 2008	March 31, 2008	December 31, 2007
Marriott International, Inc.	47%	$70,522	$71,086
Schuler A.G.	34%	50,377	45,978
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2)	38%	30,662	28,524
The Upper Deck Company	50%	13,045	13,114
Petsmart, Inc.	30%	8,936	9,001
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp.	50%	8,769	8,503
Hologic, Inc.	64%	8,583	8,611
Del Monte Corporation	50%	7,752	8,193
The Talaria Company (Hinckley)	30%	7,400	7,330
Builders FirstSource, Inc.	40%	1,915	1,772

		$207,961	$202,112

Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	March 31, 2008	December 31, 2007
Assets	$1,462,813	$1,406,266
Liabilities	(689,686)	(670,714)

Partners’ and members’ equity	$773,127	$735,552

CPA®:15 3/31/2008 10-Q — 9

Notes to Consolidated Financial Statements

	Three months ended March 31,
	2008	2007
Revenue	$31,861	$12,809
Expenses	(21,749)	(4,890)

Net income	$10,112	$7,919

Our share of income from equity investments in real estate (a)	$4,495	$2,707

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and other than temporary impairment charges as described above.
Note 6. Acquisitions of Real Estate-Related Investments
We did not acquire any investments during the three months ended March 31, 2008. In March 2007, through an existing venture with an affiliate in which our ownership interest is 75% and which we consolidate, we acquired an additional real estate investment in Poland at a total cost of $10,955. In connection with this investment, we obtained non-recourse mortgage financing of $8,123 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.73% through an interest rate swap agreement that matures in July 2016.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of March 31, 2008 and December 31, 2007, the fair value of our interest was $10,542 and $11,120, respectively, reflecting an aggregate unrealized (loss) gain of $(86) and $403 and cumulative net amortization of $1,372 and $1,283 at March 31, 2008 and December 31, 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	March 31, 2008	change	change
Fair value of our interest in CCMT	$10,542	$10,202	$9,875
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $333,433, which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:15 3/31/2008 10-Q — 10

Notes to Consolidated Financial Statements
Intangibles are summarized as follows:

	March 31, 2008	December 31, 2007
Lease intangibles:
In-place lease	$218,365	$211,788
Tenant relationship	39,052	38,106
Above-market rent	102,957	102,046
Less: accumulated amortization	(87,861)	(79,444)

	$272,513	$272,496

Below-market rent	$(26,941)	$(26,108)
Less: accumulated amortization	4,978	4,455

	$(21,963)	$(21,653)

Net amortization of intangibles, including the effect of foreign currency translation, was $5,982 and $5,685 for the three months ended March 31, 2008 and 2007, respectively. Based on the intangibles recorded as of March 31, 2008, scheduled annual net amortization of intangibles for each of the next five years is as follows: remainder of 2008 – $18,401; 2009 and 2010 – $24,535; 2011 – $23,230; 2012 – $21,995; and 2013 – $21,755.
Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of the properties and related loans as well as marketable securities we hold due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are also subject to the risks associated with changing foreign currency exchange rates.
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
Our interest rate swap derivative financial instruments are summarized as follows at March 31, 2008:

		Notional	Effective	Expiration	Fair
	Type	Amount (a)	Interest Rate	Date	Value (a) (b)
3-Month Euribor (c)(d)	"Pay-fixed" swap	$189,322	5.0%	7/2016	$5,644
3-Month Euribor (c)	"Pay-fixed" swap	9,581	5.7%	7/2016	(86)
3-Month LIBOR	"Pay-fixed" swap	24,759	7.0%	2/2014	(179)

					$5,379

CPA®:15 3/31/2008 10-Q — 11

Notes to Consolidated Financial Statements

(a)	Amounts are based upon the applicable exchange rate at March 31, 2008.

(b)	Amounts are included in other assets.

(c)	Inclusive of minority interests in notional amount and fair value of the derivatives totaling $49,726 and $1,390, respectively.

(d)	In April 2008, as a result of lower than originally expected borrowings, the venture unwound a swap with a notional value of $31,582 as of the date of termination and obtained a new interest rate swap with a notional value of $26,524. The new swap, which is designated as a cash flow hedge, effectively fixes the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of approximately $1,100.
Changes in the fair value of interest rate swaps included in other comprehensive income in shareholders’ equity, net of minority interests, reflected an unrealized (loss) gain of $(3,235) and $1,182 for the three months ended March 31, 2008 and 2007, respectively.
Embedded Credit Derivative
In connection with our April 2007 investment in Hellweg 2, a portfolio of German properties, a venture in which we have a total effective ownership interest of 38% obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $7,491 and $5,598 as of March 31, 2008 and December 31, 2007, respectively, and generated a total unrealized gain (not our proportionate share) of $1,408 for the three months ended March 31, 2008. Changes in the fair value of the embedded credit derivatives are recognized by the venture in earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of March 31, 2008 and December 31, 2007, warrants issued to us having an aggregate fair value of $1,419 and $1,379, respectively, are included in other assets.
Included in gain (loss) on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized gains (losses) on stock warrants of $40 and $(729) for the three months ended March 31, 2008 and 2007, respectively. The unrealized losses for the three months ended March 31, 2007 include an out of period adjustment of $490 (Note 2).
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
Our directly owned real estate properties and related loans are located in the United States (60%) and Europe (40%), with France (17%) representing the only significant international geographic concentrations (10% or more of current annualized lease revenue). In addition, U-Haul Moving Partners, Inc. and Mercury Moving Partners LP jointly represented approximately 10% of lease revenue during the three months ended March 31, 2008, inclusive of minority interest. Our directly owned real estate properties contain significant concentrations in the following asset types as of March 31, 2008: office (27%), industrial (18%), warehouse/distribution (18%) and retail (16%) and the following tenant industries as of March 31, 2008: retail trade (24%) and electronics (13%).
Note 10. Commitments and Contingencies
As of March 31, 2008, we were not involved in any material litigation. We note the following:
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 in connection with the public offerings of our shares during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
CPA®:15 3/31/2008 10-Q — 12

Notes to Consolidated Financial Statements
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
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC agreed to make payments of $19,979, including interest, to us and another affected CPA® REIT. Our portion of these payments is approximately $9,111 and is reflected in our results of operations for the first quarter of 2008. Payment of this amount, which is reflected in other assets as of March 31, 2008, was received from the advisor in April 2008. WPC also paid a $10,000 civil penalty, no portion of which we expect to receive.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our chief financial officer, and Claude Fernandez, who was formerly WPC’s and our chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
Other
The Maryland Securities Commission has sought information from Carey Financial and us relating to the matters described above. While Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement described above. At this time, we are unable to predict whether these inquiries will have any adverse effect on us.
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $574 in expenses that related to the years ended December 31, 2005 and 2006 which had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation we recognized a $174 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007, we had $160 of total gross unrecognized tax benefits.
At March 31, 2008, we had unrecognized tax benefits of $781 that, if recognized, would favorably affect the effective income tax rate in any future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2008, we have approximately $50 of accrued interest related to uncertain tax positions.
CPA®:15 3/31/2008 10-Q — 13

Notes to Consolidated Financial Statements
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
During the three months ended March 31, 2008, we entered into a contract to sell a domestic property and subsequently sold the property in April 2008 for approximately $1,000. As a result, the net results of operations of this property were reclassified to discontinued operations for the three months ended March 31, 2008 and 2007.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended March 31,
	2008	2007
Revenues	$194	$1,852
Expenses	(52)	(568)
Minority interest in income	—	(448)

Income from discontinued operations	$142	$836

CPA®:15 3/31/2008 10-Q — 14

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands, except share and per share amounts)
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of March 31, 2008, our portfolio consisted of our full or partial ownership interest in 368 fully occupied properties leased to 83 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
–	Total revenues were $76,300, compared to $69,672 in the first quarter of 2007. Lease revenues increased primarily as a result of the favorable impact of fluctuations in foreign currency exchange rates and rent increases.

–	Net income for the first quarter of 2008 was $25,759, compared to $13,581 in the first quarter of 2007. Results for the first quarter of 2008 include recognition of income of $9,111 related to the advisor’s settlement with the SEC of all matters relating to the SEC investigation (Note 10). Increases in revenues and gains on foreign currency transactions and derivative instruments also contributed to the increase.

–	Cash flow from operating activities for the first quarter of 2008 was $41,026 and remained relatively unchanged compared to $41,288 for the first quarter of 2007. Cash flow from operating activities in the first quarter of 2008 does not include advisor settlement proceeds of $9,111 as such amount was received from the advisor in April 2008.

–	Our quarterly cash distribution increased to $0.1704 per share for the first quarter of 2008 or $0.68 per share on an annualized basis.
Portfolio Highlights
Advisor Settlement — In connection with the advisor’s settlement with the SEC, we recognized income of $9,111 in March 2008 which is reflected as “advisor settlement” in the consolidated financial statements (Note 10). We received payment in cash of this amount from the advisor in April 2008.
Current Trends
Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. We expect the volatility in these markets to continue in 2008. A discussion of these current trends is presented below:
Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result, we have benefited from increases in the valuations of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of our real estate assets. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
CPA®:15 3/31/2008 10-Q — 15

Corporate Defaults
In connection with the deterioration in the real estate financing markets, we expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of our assets. We believe that our advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk, to some extent, of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease and require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy which could subject us to losses as the property may be worth less without the lease. Currently, only one of our tenants is operating under bankruptcy protection. This tenant contributes annual lease revenues of approximately $4,100 and has not yet indicated whether it will affirm its lease with us.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets which may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. In particular, obtaining financing for larger transactions and for certain property types is more challenging in the current marketplace.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2008 was considerably weaker than during the comparable period in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current period as compared to the first quarter of 2007. Investments denominated in the Euro accounted for approximately 38% and 32% of annualized lease revenues at March 31, 2008 and 2007, respectively.
Results of Operations
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended March 31,
	2008	2007
Rental income	$62,943	$57,519
Interest income from direct financing leases	11,889	10,622

	$74,832	$68,141

CPA®:15 3/31/2008 10-Q — 16

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Three months ended March 31,
Lessee	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$7,136	$7,136
Carrefour France, SA (a) (b) (c)	5,437	4,562
OBI A.G. (a) (b) (d)	4,410	3,550
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b) (c)	3,861	3,326
True Value Company (a)	3,800	3,492
Thales S.A. (a) (b) (c)	3,624	3,132
Lifetime Fitness, Inc. (a)	3,513	3,509
Advanced Micro Devices (a)	2,484	2,302
Pohjola Non-Life Insurance Company (a) (b) (c)	2,352	1,960
TietoEnator plc. (a) (b) (c)	2,213	1,860
Universal Technical Institute	2,178	2,132
Police Prefecture, French Government (a) (b) (c)	2,018	1,633
Médica — France, S.A. (a) (b) (c)	1,781	1,476
Foster Wheeler, Inc.	1,409	1,394
Information Resources, Inc. (a)	1,243	1,243
Qualceram Shires Ltd. (b)	1,120	1,100
Other (a) (b) (c) (e)	26,253	24,334

	$74,832	$68,141

(a)	These revenues are generated in consolidated joint ventures with affiliates, and include lease revenues applicable to minority interests totaling $17,292 and $18,367 for the three months ended March 31, 2008 and 2007, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase is due to CPI-based (or equivalent) rent increases.

(d)	We acquired an additional investment leased to this tenant during 2007.

(e)	Includes revenue of $1,036 for the three months ended March 31, 2008 from a tenant that filed for bankruptcy protection in January 2008.
We recognize income from equity investments in real estate of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2008	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$9,349	$—
Marriott International, Inc. (c)	47%	5,131	5,874
Petsmart, Inc.	30%	1,988	2,076
Schuler A.G. (d)	34%	1,720	—
The Talaria Company (Hinckley)	30%	1,247	1,251
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b)	50%	913	790
Hologic, Inc.	64%	820	772
The Upper Deck Company	50%	798	798
Del Monte Corporation	50%	739	739
Builders FirstSource, Inc.	40%	375	375

		$23,080	$12,675

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $7,043 on a note receivable. Represents a follow-on transaction to our 2005 Hellweg 1 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	One of the properties owned by this venture was sold in August 2007.

(d)	We acquired our interest in this venture in September 2007.
CPA®:15 3/31/2008 10-Q — 17

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
For the three months ended March 31, 2008 as compared to 2007, lease revenues (rental income and interest income from direct financing leases) increased $6,691, primarily due to $3,227 from the impact of fluctuations in average foreign currency exchange rates, $2,293 from rent increases at several properties and $1,021 from investments acquired or placed into service during 2007.
Depreciation and Amortization
For the three months ended March 31, 2008 as compared to 2007, depreciation and amortization expense increased by $1,036 as a result of the impact of fluctuations in foreign currency exchange rates, which contributed $846 of the increase, and depreciation and amortization expense related to properties acquired or placed into service during 2007 of $193.
Property Expenses
For the three months ended March 31, 2008 as compared to 2007, property expenses increased by $797, primarily due to an increase in asset management and performance fees of $586 as a result of an increase in the estimated value of our portfolio in connection with the annual third party valuation of our portfolio and an increase in uncollected rent expense as a result of an increase in tenants who are experiencing financial difficulties.
General and Administrative
For the three months ended March 31, 2008 as compared to 2007, general and administrative expenses increased by $1,204, primarily due to increases in professional services fees of $503, business development expenses of $428 and our share of expenses allocated by the advisor of $147. Professional services, which include legal and accounting services, and allocated expenses both increased as a result of the growth in our asset base and revenues due to our investment volume in 2007. Business development expenses represent costs associated with potential investment opportunities that were not ultimately consummated.
Advisor Settlement
During the three months ended March 31, 2008, we recognized income of $9,111 in connection with the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). Payment of this amount was received from the advisor in April 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three months ended March 31, 2008 as compared to 2007, income from equity investments in real estate increased by $1,788, primarily due to income earned on investments acquired during 2007.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended March 31, 2008 as compared to 2007, minority interest in income increased by $977, primarily due to our acquisition of controlling interests in two investments during 2007. The impact of fluctuations in foreign currency exchange rates and rent increases at several properties also contributed to the increase.
Gain (Loss) on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments and as such are subject to the effects of exchange rate movements. We are a net receiver of these foreign currencies and therefore benefit from a weaker U.S. dollar relative to the foreign currency. We recognize realized and unrealized foreign currency transaction gains (losses) upon the repatriation of cash from our foreign investments and changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
CPA®:15 3/31/2008 10-Q — 18

For the three months ended March 31, 2008, we recognized net realized and unrealized gains on foreign currency transactions of approximately $2,187 as a result of the favorable impact of fluctuations in foreign currency exchange rates. For the three months ended March 31, 2007 we incurred a loss of $262.
Provision for Income Taxes
For the three months ended March 31, 2008 as compared to 2007, the provision for income taxes increased by $1,295, primarily due to international investment activity in 2007.
Discontinued Operations
For the three months ended March 31, 2008, we earned income of $142 from the operations of a domestic property that was sold in April 2008.
For the three months ended March 31, 2007, we earned income from discontinued operations of $1,284, inclusive of minority interest of $448, primarily related to the operations of several domestic properties that were sold in 2007.
Net Income
For the three months ended March 31, 2008 as compared to 2007, net income increased by $12,178, primarily due to the recognition of income totaling $9,111 related to the advisor’s settlement with the SEC and increases in lease revenues of $6,691. These increases were partially offset by increases in operating expenses totaling $3,037. These variances are described above.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate due to a number of factors which include the timing and characterization of distributions from equity investments in real estate, the timing of purchases and sales of real estate, the timing of proceeds from and prepayments of non-recourse mortgage loans, the timing of receipt of lease revenues, the advisor’s election to receive fees in common stock or cash and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $161,266 as of March 31, 2008, a decrease of $5,585 from the December 31, 2007 balance. We believe that we have sufficient cash balances to meet our working capital needs. There has been no material change in our financial condition since December 31, 2007. Our sources and uses of cash during the three months ended March 31, 2008 are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the three months ended March 31, 2008, distributions paid to shareholders of $21,902, scheduled mortgage principal installments of $11,130 and distributions to minority partners of $5,159 were funded by cash flows generated from operations of $41,026. We also paid a special cash distribution of $10,153 in January 2008 to shareholders which was declared in December 2007 and which was funded with proceeds from certain asset sales in 2007. During the three months ended March 31, 2008, we paid performance fees of $4,018 in restricted common stock rather than in cash as a result of the advisor’s election to continue to receive performance fees in restricted common stock.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During the three months ended March 31, 2008, we did not enter into any investments, however we paid our annual installment of deferred acquisition fees to the advisor of $8,413. In addition, investing activities included the receipt of $7,569 from the repayment of a loan previously made to an affiliate in connection with their acquisition of an interest in one of our investments.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $9,073 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. We also received $5,110 as a result of issuing shares through our distribution reinvestment and stock purchase plan.
CPA®:15 3/31/2008 10-Q — 19

Summary of Financing
The table below summarizes our non-recourse debt as of March 31, 2008 and 2007, respectively.

	March 31,
	2008	2007
Balance
Fixed rate	$1,569,534	$1,553,160
Variable rate (a)	403,905	312,528

Total	$1,973,439	$1,865,688

Percent of total debt
Fixed rate	80%	83%
Variable rate (a)	20%	17%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.0%	6.0%
Variable rate (a)	5.4%	5.4%

(a)	Included in variable rate debt at March 31, 2008 is (i) $217,442 in variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $186,463 in mortgage obligations which currently bear interest at fixed rates but which convert to variable rates during their term. There are no interest rate resets in 2008.
Cash Resources
As of March 31, 2008, our cash resources consisted of cash and cash equivalents of $161,266. Of this amount, $90,910, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts. We may also be able to borrow against certain currently unleveraged properties which have an aggregate carrying value of $36,064. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:
–	The advisor’s election for 2008 to continue to receive performance fees in restricted shares.

–	The full year impact of investments entered into during 2007 including the completion of a build-to-suit project in April 2007, all of which we expect to have a positive impact on cash flow.

–	Scheduled rent increases on several properties should result in additional cash flow.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payments (including mortgage balloon payments of approximately $67,900 all of which are due in the first quarter of 2009), paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We also expect to seek to use our cash to invest in new properties to further diversify our portfolio, and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during the next twelve months.
We consolidate a venture, Hellweg 1, that had $129,214 of non-recourse mortgage debt as of March 31, 2008, inclusive of minority interest of $32,303, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that had not been met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501, inclusive of minority interest of $2,125, which it released in May 2008 as a result of the tenant’s compliance with these loan covenants.
CPA®:15 3/31/2008 10-Q — 20

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of March 31, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Non-recourse debt — Principal	$1,973,439	$113,080	$195,852	$364,619	$1,299,888
Deferred acquisition fees — Principal	13,662	6,903	5,529	1,230	—
Interest on borrowings and deferred acquisition fees (a)	754,726	115,020	204,577	172,391	262,738
Subordinated disposition fees (b)	6,041	—	—	—	6,041
Property improvements (c)	3,105	3,105	—	—	—
Operating and other lease commitments (d)	29,438	2,051	4,028	4,082	19,277

	$2,780,411	$240,159	$409,986	$542,322	$1,587,944

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of March 31, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(c)	Represents a commitment for landlord improvements at several domestic properties, inclusive of minority interest of $1,739.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $1,440. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total approximately $39,335 over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of March 31, 2008. As of March 31, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. The underlying investments are generally owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at March 31, 2008 is presented below:

	Ownership
	Interest at		Total Third
Lessee	March 31, 2008	Total Assets	Party Debt		Maturity Date
The Upper Deck Company	50%	$26,397	$11,318		2/2011
Del Monte Corporation	50%	15,521	10,856		8/2011
Petsmart, Inc.	30%	71,263	40,544		12/2011
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a)	50%	45,078	24,826		12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,431	6,866		3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a)	38%	990,729	448,143	(b)	4/2017
Hologic, Inc.	64%	28,723	16,008		5/2023
The Talaria Company (Hinckley)	30%	57,690	32,453		6/2025
Marriott International, Inc.	47%	133,869	—		N/A
Schuler A.G. (a)	34%	82,112	—		N/A

		$1,462,813	$591,014

(a)	Amounts shown are based on the exchange rate of the Euro as of March 31, 2008, where appropriate.

(b)	Excludes minority interests redeemable by an unaffiliated third party of $371,930 at March 31, 2008.
CPA®:15 3/31/2008 10-Q — 21

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries, including automotive related industries (see Current Trends).
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with lenders which effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At March 31, 2008, the fair value of our interest rate swaps included in other assets was $5,644, inclusive of minority interest of $1,390 and the fair value of our interest rate swaps included accounts payable, accrued expenses and other liabilities was $(265) (Note 9).
In connection with the Hellweg 2 transaction in April 2007, two ventures in which we have a total effective ownership interest of 38% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain (not our proportionate share) of $1,408 during the three months ended March 31, 2008. It is possible that the amount of unrealized gains or losses generated from these derivatives may fluctuate significantly during their terms.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. Certain of our affiliates purchased subordinated interests of $24,129 in which we acquired a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of March 31, 2008, there have been no defaults. We account for the CCMT as a marketable security which we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2008, our total interest in CCMT had a fair value of $10,542, a reduction of $578 from the fair value at December 31, 2007. The decrease is primarily due to the deterioration in the credit markets subsequent to December 31, 2007.
At March 31, 2008, all of our long-term debt either bears interest at fixed rates, is fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or is currently at a fixed rate but converts to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at March 31, 2008 ranged from 4.3% to 10%. The annual interest rates on the variable rate debt at March 31, 2008 ranged from 5.0% to 6.9%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations.
CPA®:15 3/31/2008 10-Q — 22

	2008	2009	2010	2011	2012	Thereafter	Total	Fair value
Fixed rate debt	$26,159	$149,640	$62,778	$156,311	$129,419	$1,045,227	$1,569,534	$1,562,444
Variable rate debt	$7,302	$10,844	$11,916	$12,961	$14,189	$346,693	$403,905	$404,977
We consolidate a venture, Hellweg 1, that had $129,214 of non-recourse mortgage debt as of March 31, 2008, inclusive of minority interest of $32,303, that matures in 2015. In accordance with the loan agreement, the tenant has an obligation to meet certain loan covenants that had not been met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501, inclusive of minority interest of $2,125, which it released in May 2008 as a result of the tenant’s compliance with these loan covenants.
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates by an aggregate of $95,920. A change of 1% in annual interest rates would have no current impact on interest expense as all of the debt classified as variable rate debt in the tables above has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates but has interest rate reset features which will change the interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. We are a net receiver of these currencies (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. Net realized foreign currency translation gains were $892 for the three months ended March 31, 2008. Net unrealized foreign currency translation gains were $1,544 for the three months ended March 31, 2008. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Other
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transaction which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of March 31, 2008, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,419.
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
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of March 31, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 3/31/2008 10-Q — 23

PART II
(in thousands, except share and per share amounts)
Item 1. — Legal Proceedings
Refer to Note 10, Commitments and Contingencies, of the consolidated financial statements for information regarding legal proceedings.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
(a)	For the three months ended March 31, 2008, 329,352 shares of common stock were issued to the advisor as consideration for performance fees. Shares were issued at $12.20 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, as amended, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.

(c)	Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs(a)	plans or programs(a)
January	670	$11.35	N/A	N/A
February	—	—	N/A	N/A
March	799,013	11.35	N/A	N/A

Total	799,683

(a)	All shares were purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:15 3/31/2008 10-Q — 24

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated

Date 5/15/2008	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(acting Principal Financial Officer)

Date 5/15/2008	By:	/s/ Thomas J. Ridings

Thomas J. Ridings
Executive Director and Chief Accounting Officer
(Principal Accounting Officer)
CPA®:15 3/31/2008 10-Q — 25