Form 10-Q
period 2008-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2008-08-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant has 128,654,489 shares of common stock, $.001 par value outstanding at August 7, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A – Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 6/30/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$2,199,344	$2,146,169
Net investment in direct financing leases	536,556	522,126
Equity investments in real estate	207,220	202,112
Real estate under construction	—	11,950
Cash and cash equivalents	167,069	166,851
Intangible assets, net	263,313	272,496
Other assets, net	148,775	142,933

Total assets	$3,522,277	$3,464,637

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,962,741	$1,921,648
Accounts payable, accrued expenses and other liabilities	45,075	33,288
Prepaid and deferred rental income and security deposits	87,886	80,006
Due to affiliates	26,329	35,712
Distributions payable	22,042	32,055

Total liabilities	2,144,073	2,102,709

Minority interest in consolidated entities	308,603	300,031

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 137,296,323 and 135,798,189 shares issued and outstanding, respectively	137	136
Additional paid-in capital	1,264,589	1,247,241
Distributions in excess of accumulated earnings	(152,642)	(148,490)
Accumulated other comprehensive income	50,110	35,164

	1,162,194	1,134,051
Less, treasury stock at cost, 9,079,022 and 7,277,509 shares, respectively	(92,593)	(72,154)

Total shareholders’ equity	1,069,601	1,061,897

Total liabilities and shareholders’ equity	$3,522,277	$3,464,637

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 6/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Rental income	$64,068	$59,475	$127,011	$116,994
Interest income from direct financing leases	11,862	11,019	23,751	21,641
Other operating income	1,259	1,894	2,727	3,425

	77,189	72,388	153,489	142,060

Operating Expenses
Depreciation and amortization	(19,516)	(15,636)	(35,866)	(30,950)
Property expenses	(10,516)	(9,395)	(20,668)	(18,750)
General and administrative	(2,115)	(2,724)	(5,358)	(4,763)

	(32,147)	(27,755)	(61,892)	(54,463)

Other Income and Expenses
Advisor settlement (Note 10)	—	—	9,111	—
Income from equity investments in real estate	3,599	2,050	8,094	4,757
Other interest income	1,528	3,581	3,355	5,842
Minority interest in income	(7,722)	(6,283)	(14,823)	(12,407)
Gain on foreign currency transactions, derivative instruments and other, net	2,762	561	4,949	299
Interest expense	(29,451)	(28,074)	(58,429)	(55,691)

	(29,284)	(28,165)	(47,743)	(57,200)

Income from continuing operations before income taxes	15,758	16,468	43,854	30,397
Provision for income taxes	(2,035)	(1,872)	(4,514)	(3,056)

Income from continuing operations	13,723	14,596	39,340	27,341

Discontinued Operations
Income from operations of discontinued properties	215	1,575	357	2,859
Gain on sale of real estate, net	90	—	90	—
Minority interest in income	—	(435)	—	(883)

Income from discontinued operations	305	1,140	447	1,976

Net Income	$14,028	$15,736	$39,787	$29,317

Earnings Per Share
Income from continuing operations	$0.11	$0.11	$0.31	$0.21
Income from discontinued operations	—	0.01	—	0.02

Net income	$0.11	$0.12	$0.31	$0.23

Weighted Average Shares Outstanding	128,895,090	129,124,801	128,936,983	128,961,591

Distributions Declared Per Share	$0.1719	$0.1664	$0.3423	$0.3318

The accompanying notes are an integral part of these consolidated financial statements.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net Income	$14,028	$15,736	$39,787	$29,317
Other Comprehensive Income
Change in foreign currency translation adjustment	(1,860)	1,881	12,643	2,851
Change in unrealized (loss) gain on marketable securities	(277)	(64)	(765)	435
Unrealized gain on derivative instruments	6,303	5,689	3,068	6,871

	4,166	7,506	14,946	10,157

Comprehensive Income	$18,194	$23,242	$54,733	$39,474

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 6/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$39,787	$29,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	36,499	31,667
Straight-line rent adjustments	2,912	2,500
Income from equity investments in real estate in excess of distributions received	(126)	(1,537)
Minority interest in income	14,823	13,290
Issuance of shares to affiliate in satisfaction of fees due	7,997	7,150
Realized gain on foreign currency transactions, derivative instruments and other, net	(2,672)	(533)
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(1,619)	233
Gain on sale of real estate, net	(90)	—
Changes in operating assets and liabilities	(45)	6,109

Net cash provided by operating activities	97,466	88,196

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	979	5,371
Acquisitions of real estate and equity investments in real estate and other capital expenditures	(319)	(35,445)
VAT taxes paid in connection with acquisition of real estate	—	(2,336)
Proceeds from sale of real estate	1,010	—
Repayment of loan by affiliate	7,569	—
Payment of deferred acquisition fees to an affiliate	(8,413)	(10,802)

Net cash provided by (used in) investing activities	826	(43,212)

Cash Flows — Financing Activities
Distributions paid (a)	(53,952)	(42,386)
Distributions paid to minority interest partners	(17,408)	(16,450)
Contributions from minority interest partners	—	808
Proceeds from mortgages	—	29,938
Scheduled payments of mortgage principal	(21,354)	(18,849)
Prepayment of mortgage principal	(750)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	—	280
Proceeds from issuance of shares, net of costs	9,352	10,108
Purchase of treasury stock	(20,439)	(15,875)

Net cash used in financing activities	(104,551)	(52,426)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	6,477	1,101

Net increase (decrease) in cash and cash equivalents	218	(6,341)
Cash and cash equivalents, beginning of period	166,851	174,375

Cash and cash equivalents, end of period	$167,069	$168,034

(a)	Includes a special distribution of $10,153 ($0.08 per share) declared in December 2007 and paid in January 2008.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 6/30/2008 10-Q — 4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per share amounts)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, tenant defaults and sales of properties. As of June 30, 2008, our portfolio consisted of our full or partial ownership interest in 367 fully occupied properties leased to 83 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if we are deemed to be the primary beneficiary, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting. As a result of adopting EITF 04-05, we consolidate five limited partnerships and two limited liability companies that we previously accounted for under the equity method of accounting.
Investments in tenant-in-common (“TIC”) interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. We account for these investments using the equity method of accounting because the shared decision-making involved in a TIC interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our results of operations.
CPA®:15 6/30/2008 10-Q — 5

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $31,798 and $62,729 for the three and six months ended June 30, 2008, respectively, and $25,751 and $50,335 for the three and six months ended June 30, 2007, respectively. Of such investments, long-lived assets which consist of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $1,304,139 and $1,238,777 as of June 30, 2008 and December 31, 2007, respectively.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in our consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $574 over the period from 2005—2006) and valuation of stock warrants (aggregating $490 in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), because of net cash settlement features. As a result of these errors, net income was overstated by approximately $112 in 2005 and $952 in 2006. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1,064 was not material to the quarter ended March 31, 2007, nor was it material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
Adoption of New Accounting Pronouncements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we are currently evaluating the potential impact that the remaining application of SFAS 157 will have on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008:

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable equity securities	$10,269	$—	$—	$10,269
Derivative assets	14,807	—	13,507	1,300

	$25,076	$—	$13,507	$11,569

Financial assets and liabilities presented in the table above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:15 6/30/2008 10-Q — 6

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable			Marketable
	Equity	Derivative	Total	Equity	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended June 30, 2008			Six months ended June 30, 2008
Beginning balance	$10,635	$1,419	$12,054	$11,212	$1,379	$12,591
Total gains or losses (realized/unrealized):
Included in earnings	—	(119)	(119)	—	(79)	(79)
Included in other comprehensive income	(277)	—	(277)	(765)	—	(765)
Amortization and accretion	(89)	—	(89)	(178)	—	(178)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$10,269	$1,300	$11,569	$10,269	$1,300	$11,569

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(119)	$(119)	$—	$(79)	$(79)

Gains and losses (realized and unrealized) are included in gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
SFAS 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure at fair value, on an instrument-by-instrument basis, certain financial assets, financial liabilities and firm commitments that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. We adopted SFAS 159 as required on January 1, 2008 and the initial application did not have a material effect on our financial position and results of operations as we did not elect to measure any additional financial assets or liabilities at fair value.
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R to have an impact on our results of operations to the extent we enter into new acquisitions in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
SFAS 161
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily
CPA®:15 6/30/2008 10-Q — 7

Notes to Consolidated Financial Statements
surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS 161 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this statement will have on our derivative disclosures.
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of this FSP will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3,951 and $3,899 for the three months ended June 30, 2008 and 2007, respectively, and $7,930 and $7,585 for the six months ended June 30, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of June 30, 2008, the advisor owned 6,495,949 shares (5.1%) of our common stock.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current and deferred acquisition fees were $4,404 and $3,523, respectively, for investments that were acquired during the six months ended June 30, 2007. No such fees were incurred during the six months ended June 30, 2008. Unpaid installments totaled $13,662 and $22,076 as of June 30, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $8,413 and $10,802 in deferred fees were paid in cash to the advisor in January 2008 and 2007, respectively. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $6,041 at both June 30, 2008 and December 31, 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $748 and $985 during the three months ended June 30, 2008 and 2007, respectively, and $1,856 and $1,946 during the six months ended June 30, 2008 and 2007, respectively, which are included in general and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75%, as well as jointly-controlled TIC interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold
CPA®:15 6/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred were $214 for both the three months ended June 30, 2008 and 2007 respectively, and $412 and $453 for the six months ended June 30, 2008 and 2007, respectively. Based on current gross revenues, our current share of future annual minimum lease payments is $823 annually through 2016.
In December 2007, we loaned $7,569 to our advisor to fund the advisor’s acquisition of certain TIC interests in Europe. The loan was repaid in March 2008. We recognized interest income of $133 during the six months ended June 30, 2008 in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows:

	June 30, 2008	December 31, 2007
Land	$562,173	$548,367
Building	1,859,454	1,791,375
Less: Accumulated depreciation	(222,283)	(193,573)

	$2,199,344	$2,146,169

In connection with our acquisition of properties, we have recorded net lease intangibles of $329,924, which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $7,283 and $5,750 for the three months ended June 30, 2008 and 2007, respectively, and $13,265 and $11,435 for the six months ended June 30, 2008 and 2007, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, (ii) TICs subject to joint control (Note 2) and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. We hold a 64% interest in a venture that we account for under the equity method of accounting pursuant to the provisions of EITF 04-05, as described in Note 2. The underlying investments are generally owned with affiliates that have similar investment objectives to ours.
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below:

	Ownership
	Interest at	Carrying Value
Lessee	June 30, 2008	June 30, 2008	December 31, 2007
Marriott International, Inc.	47%	$69,988	$71,086
Schuler A.G. (a)	34%	51,759	45,978
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	29,854	28,524
The Upper Deck Company	50%	12,978	13,114
Petsmart, Inc.	30%	8,891	9,001
Hologic, Inc	64%	8,567	8,611
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (b)	50%	8,479	8,503
The Talaria Company (Hinckley)	30%	7,468	7,330
Del Monte Corporation	50%	7,341	8,193
Builders FirstSource, Inc.	40%	1,895	1,772

		$207,220	$202,112

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	During the second quarter of 2008, we recognized a $400 impairment charge to reduce the carrying amount of our investment to reflect the fair value of our share of the venture’s net assets.
CPA®:15 6/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below:

	June 30, 2008	December 31, 2007
Assets	$1,458,921	$1,406,266
Liabilities	(685,943)	(670,714)

Partners’ and members’ equity	$772,978	$735,552

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$30,324	$25,434	$62,185	$38,243
Expenses	(14,381)	(19,064)	(28,148)	(23,954)

Net income	$15,943	$6,370	$34,037	$14,289

Our share of income from equity investments in real estate (a)	$3,599	$2,050	$8,094	$4,757

(a)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and other than temporary impairment charges as described above.
Note 6. Acquisitions of Real Estate-Related Investments
Amounts are based on the exchange rate of the Euro as of the date of acquisition or financing, as applicable.
Real Estate Acquired
We did not acquire any investments during the six months ended June 30, 2008. During the six months ended June 30, 2007, through an existing venture with an affiliate in which our ownership interest is 75% and which we consolidate, we acquired an additional real estate investment in Poland at a total cost of $10,955. In connection with this investment, we obtained non-recourse mortgage financing of $8,123 that matures in April 2018 for which the interest rate has been fixed at an effective annual interest rate of 5.7% through an interest rate swap agreement that matures in July 2016.
Equity Investments in Real Estate Acquired
We did not acquire any equity investments in real estate during the six months ended June 30, 2008. In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interest in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 38%. The total cost of the interests in these ventures, which are owned with affiliates, is $446,387. In connection with these transactions, the ventures obtained combined non-recourse financing of $378,596, having a fixed annual interest rate of 5.5% and a term of 10 years.
In connection with the acquisition, the property venture agreed to an option agreement that gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal to the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of June 30, 2008 and December 31, 2007, the fair value of our interest was $10,178 and $11,120, respectively, reflecting an aggregate unrealized (loss) gain of $(362) and $403 and cumulative net amortization of $1,460 and $1,283 at June 30, 2008 and December 31, 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
CPA®:15 6/30/2008 10-Q — 10

Notes to Consolidated Financial Statements
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the current value of our interest based on adverse changes in market interest rates of 1% and 2% is as follows:

	Fair value as of	1% adverse	2% adverse
	June 30, 2008	change	change
Fair value of our interest in CCMT	$10,178	$9,864	$9,562
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
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. To mitigate this risk, we enter into hedging arrangements with counterparties that are large, credit worthy financial institutions. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
Interest Rate Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties, which effectively convert the variable rate debt service obligations of the loan to a fixed rate. Our objective in using derivatives is to limit our exposure to interest rate movements. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate swaps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
Our interest rate swap derivative financial instruments outstanding at June 30, 2008 are summarized as follows:

		Notional	Effective	Expiration	Fair
	Type	Amount (a)	Interest Rate	Date	Value (a) (b)
3-Month Euribor (c) (d)	“Pay-fixed” swap	$157,990	5.0%	7/2016	$11,852
3-Month Euribor (c)	“Pay-fixed” swap	9,580	5.6%	7/2016	326
3-Month Euribor (c) (d)	“Pay-fixed” swap	26,304	5.6%	10/2015	570
3-Month LIBOR	“Pay-fixed” swap	24,763	6.9%	2/2014	759

					$13,507

(a)	Amounts are based upon the applicable exchange rate at June 30, 2008.

(b)	Amounts are included in Other assets, net.

(c)	Inclusive of minority interests in notional amount and fair value of the derivatives totaling $48,469 and $3,187, respectively.

(d)	In April 2008, the venture unwound a swap with a notional value of $31,582 as of the date of termination and obtained a new interest rate swap with a notional value of $26,524 at that date. The new swap, which is designated as a cash flow hedge, effectively fixes the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, the venture received a settlement payment of $1,076 and recognized a realized gain of $1,076 which is included in the determination of the venture’s net income.
CPA®:15 6/30/2008 10-Q — 11

Notes to Consolidated Financial Statements
Changes in the fair value of interest rate swaps included in Accumulated other comprehensive income in shareholders’ equity, net of minority interests, reflected an unrealized gain of $6,303 and $5,689 for the three months ended June 30, 2008 and 2007, respectively, and $3,068 and $6,871 for the six months ended June 30, 2008 and 2007, respectively.
Embedded Credit Derivative
In connection with our April 2007 acquisition of an effective ownership interest of 38% in a venture that acquired a portfolio of German properties, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $7,264 and $5,598 as of June 30, 2008 and December 31, 2007, respectively, and generated a total unrealized (loss) gain (not our proportionate share) of $(188) and $1,220 for the three and six months ended June 30, 2008, respectively. No such gains or losses were recognized during the three and six months ended June 30, 2007.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of June 30, 2008 and December 31, 2007, warrants issued to us have an aggregate fair value of $1,300 and $1,379, respectively, and are included in Other assets, net.
Included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized (losses) gains on stock warrants of $(119) and $140 for the three months ended June 30, 2008 and 2007, respectively and $(79) and $(589) for the six months ended June 30, 2008 and 2007, respectively. The unrealized losses for the six months ended June 30, 2007 include an out of period adjustment of $490 (Note 2).
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements primarily in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face restrictions with repatriating cash from our foreign investments and may encounter instances where it is difficult or costly to bring cash back into our U.S. operations.
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
Our directly owned real estate properties and related loans are located in the United States (60%) and Europe (40%), with France (17%) representing the only significant concentration (10% or more of current annualized lease revenue) internationally. As of June 30, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: office (27%), industrial (18%), warehouse/distribution (18%) and retail (16%); and in the following tenant industries: retail trade (24%) and electronics (13%).
Note 9. Commitments and Contingencies
As of June 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
The Maryland Securities Commission has sought information from Carey Financial, LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and us in connection with the SEC investigation referred to in Note 10. While the Maryland Securities Commission may commence proceedings against Carey Financial in connection with these inquiries, WPC has announced that it does not currently expect that these inquiries and proceedings will have a material effect on WPC incremental to that caused by the SEC settlement.
CPA®:15 6/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
Note 10. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with a previously disclosed investigation. In connection with the settlement, WPC made payments of $19,979, including interest, to us and another affected CPA® REIT. Our portion of these payments was approximately $9,111 and is reflected in our results of operations for the six months ended June 30, 2008. Payment of this amount was received from the advisor in April 2008.
For additional information about the SEC investigation and the settlement, see Part I, Item 3. – Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
Note 11. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $574 in expenses that related to the years ended December 31, 2005 and 2006, which had not previously been accrued (Note 2).
We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation we recognized a $174 increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007 we had $160 of total gross unrecognized tax benefits.
At June 30, 2008, we had unrecognized tax benefits of $866 that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2008, we had approximately $56 of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 12. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria are met in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
During the three months ended June 30, 2008, we sold a domestic property for proceeds of $1,010, net of selling costs, for a net gain of $90. Concurrent with the sale, we used $750 to partially defease the existing non-recourse mortgage obligation of $16,787 that was collateralized by five properties (including the property sold). All costs associated with the partial defeasance were incurred by the buyer.
CPA®:15 6/30/2008 10-Q — 13

Notes to Consolidated Financial Statements
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$225	$2,220	$420	$3,680
Expenses	(10)	(645)	(63)	(821)
Gain on sale of real estate, net	90	—	90	—
Minority interest in income	—	(435)	—	(883)

Income from discontinued operations	$305	$1,140	$447	$1,976

CPA®:15 6/30/2008 10-Q — 14

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
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of lease expirations, lease terminations, the timing of new lease transactions, tenant defaults and sales of properties. As of June 30, 2008, our portfolio consisted of our full or partial ownership interest in 367 fully occupied properties leased to 83 tenants, totaling approximately 32 million square feet (on a pro rata basis). We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (the “advisor”).
Highlights
Financial Highlights
–	Total revenues were $77,189 for the second quarter of 2008, compared to $72,388 in the second quarter of 2007, and $153,489 for the six months ended June 30, 2008, compared to $142,060 for the six months ended June 30, 2007. Lease revenues increased primarily as a result of the favorable impact of fluctuations in foreign currency exchange rates as well as rent increases.

–	Net income for the second quarter of 2008 was $14,028, compared to $15,736 in the second quarter of 2007. Net income for the three months ended June 30, 2008 included a charge of $2,745 related to a write off of intangible assets, partially offset by increases in property level operating results. Net income for the six months ended June 30, 2008 was $39,787 compared to $29,317 for the same period in 2007. Results for the six months ended June 30, 2008 included $9,111 related to the advisor’s settlement of an SEC investigation (Note 10), as well as increases in property level operating results.

–	Cash flow from operating activities for the six months ended June 30, 2008 was $97,466, compared to $88,196 for the same period in 2007. The current year period included the receipt of $9,111 related to the advisor’s SEC settlement.

–	Our quarterly cash distribution increased to $0.1719 per share for the second quarter of 2008 or $0.69 per share on an annualized basis.
Management considers the performance metrics described above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate. Results of operations are described below.
Fund Highlights
Disposition Activity — During the three months ended June 30, 2008, we sold a domestic property for proceeds of $1,010, net of selling costs, for a net gain of $90. Concurrent with the sale, we used $750 to partially defease the existing non-recourse mortgage obligation of $16,787 that was collateralized by five properties (including the property sold). All costs associated with the partial defeasance were incurred by the buyer.
Current Trends
While we have substantially invested the proceeds of our offerings, we may participate in future investments with our affiliates on a limited basis. Credit and real estate financing markets have experienced significant deterioration beginning in the second half of 2007, both domestically and internationally. Conditions in both markets have continued to deteriorate in the first half of 2008 and may deteriorate further. We expect these markets to continue to be very challenging at least throughout 2008. A discussion of these current trends is presented below:
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
CPA®:15 6/30/2008 10-Q — 15

Corporate Defaults
We expect that corporate defaults may increase in 2008 and beyond, which will require more intensive management of our assets. We believe that our advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates the risk, to some extent, of a tenant defaulting on its lease upon filing for bankruptcy protection. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. In addition, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Currently, one of our tenants is operating under bankruptcy protection. This tenant, which operates in the retail industry, currently contributes less than 2% of our annual lease revenue.
Mortgage Financing
As a result of the deterioration in the real estate financing markets, we continue to experience difficult financing conditions in both the U.S. and European markets and expect these conditions to continue in the near term. Such conditions may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. In particular, obtaining financing for larger transactions and for certain property types is more challenging in the current marketplace.
CPI
Despite slow economic growth rates in recent periods, inflation rates in the U.S. and the Euro zone have continued to rise. Increases in inflation are sometimes associated with rising long-term interest rates, which may have a negative impact on the value of our real estate assets. To mitigate this risk, our leases generally have rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. To the extent that the CPI increases, additional rental income streams may be generated for these leases and thereby mitigate the impact of inflation.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. The average rate for the U.S. dollar in relation to the Euro during both the three and six months ended June 30, 2008 was considerably weaker than during the comparable periods in 2007, and as a result, we experienced a positive impact on our results of operations for Euro-denominated investments in the current year periods as compared to the respective prior year periods. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 38% and 32% of annualized lease revenues at June 30, 2008 and 2007, respectively.
Results of Operations
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the six months ended June 30, 2008 and 2007 is as follows:

	Six months ended June 30,
	2008	2007
Rental income	$127,011	$116,994
Interest income from direct financing leases	23,751	21,641

	$150,762	$138,635

CPA®:15 6/30/2008 10-Q — 16

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations:

	Six months ended June 30,
Lessee	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$14,193	$14,193
Carrefour France, S.A.(a) (b) (c)	11,112	9,243
OBI A.G. (a) (b) (d)	8,955	7,432
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	7,884	6,821
True Value Company (a)	7,421	7,102
Thales S.A. (a) (b) (c)	7,407	6,354
LifeTime Fitness, Inc. (a)	7,096	7,130
Advanced Micro Devices, Inc. (a)	4,967	4,605
Pohjola Non-Life Insurance Company (a) (b) (c)	4,860	4,089
TietoEnator Plc. (a) (b) (c)	4,546	3,840
Universal Technical Institute	4,343	4,150
Police Prefecture, French Government (a) (b) (c)	4,124	3,313
Médica — France, S.A. (a) (b) (c)	3,640	2,995
Foster Wheeler, Inc.	2,850	2,850
Information Resources, Inc. (a)	2,486	2,486
Other (a) (b) (c) (e)	54,878	52,032

	$150,762	$138,635

(a)	These revenues are generated in consolidated joint ventures with affiliates, and include lease revenues applicable to minority interests totaling $36,031 and $33,212 for the six months ended June 30, 2008 and 2007, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase was due to CPI-based (or equivalent) rent increases.

(d)	We acquired an interest in an additional property leased to this tenant during 2007.

(e)	Includes revenue of $2,083 for the six months ended June 30, 2008 from a tenant that filed for bankruptcy protection in January 2008.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows:

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2008	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$19,275	$8,044
Marriott International, Inc. (c)	47%	9,358	10,230
Petsmart, Inc.	30%	4,042	4,130
Schuler A.G. (b) (d)	34%	3,514	—
The Talaria Company (Hinckley)	30%	2,480	2,487
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b)	50%	1,844	1,648
Hologic, Inc.	64%	1,658	1,578
The Upper Deck Company	50%	1,597	1,597
Del Monte Corporation	50%	1,478	1,477
Builders FirstSource, Inc.	40%	761	745

		$46,007	$31,936

(a)	We acquired our interest in this investment during 2007. In addition to lease revenues, the venture also earned interest income of $14,528 on a note receivable during the six months ended June 30, 2008. Represents a follow-on transaction to our 2005 Hellweg 1 transaction.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	One of the properties owned by this venture was sold in August 2007.

(d)	We acquired our interest in this venture in September 2007.
CPA®:15 6/30/2008 10-Q — 17

Lease Revenues
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides, or other periodic increases, which are designed to increase lease revenues in the future. We have several international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
For the three months ended June 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $5,436, primarily due to $3,694 from the impact of fluctuations in foreign currency exchange rates, $1,260 from rent increases at several properties and $723 from an investment acquired during 2007. These increases were partially offset by lower rental income due to a lease restructuring in 2007.
For the six months ended June 30, 2008 as compared to the same period in 2007, lease revenues increased by $12,127, primarily due to $6,944 from the impact of fluctuations in foreign currency exchange rates, $3,407 from rent increases and $1,691 from investments acquired or placed into service during 2007.
Depreciation and Amortization
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, depreciation and amortization expense increased by $3,880 and $4,916, respectively, primarily due to a write off of $2,745 of intangible assets in connection with a property at which our tenant is experiencing financial difficulties and the impact of fluctuations in foreign currency exchange rates totaling $970 and $1,817, respectively.
Property Expenses
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, property expenses increased by $1,121 and $1,918, respectively. Higher uncollected rent expense as a result of an increase in the number of tenants who are experiencing financial difficulties contributed $677 and $978, respectively, of the increases while increases in legal and professional fees contributed $305 and $218, respectively, and higher asset management and performance fees contributed $105 and $690, respectively.
General and Administrative
For the three months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses decreased by $609, primarily due to decreases in our share of expenses allocated by the advisor and other general and administrative expenses totaling $578 and a decrease in business development costs of $293. These decreases were partially offset by an increase in professional services fees.
For the six months ended June 30, 2008 as compared to the same period in 2007, general and administrative expenses increased by $595, primarily due to increases in professional services fees totaling $628, which were partially offset by a decrease in our share of expenses allocated by the advisor. Fees for professional services, which include tax and legal services, increased primarily as a result of the growth in our asset base and revenues due to our investment volume in 2007.
Advisor Settlement
During the six months ended June 30, 2008, we recognized income of $9,111 in connection with the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). We received payment of this amount from the advisor in April 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, income from equity investments in real estate increased by $1,549 and $3,337, respectively, primarily due to income earned on investments acquired during 2007. These increases were partially offset by the recognition of $400 in an other than temporary impairment charge to reduce the carrying value of an equity investment in real estate. This impairment charge was incurred in the second quarter of 2008 to reflect a reduction in the fair value of the venture’s net assets as compared with our carrying value.
Other Interest Income
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, other interest income decreased by $2,053 and $2,487, respectively, primarily due to lower average interest rates. In addition, in 2007, we received special distributions of $405 from a tenant in which we hold warrant and stock positions.
CPA®:15 6/30/2008 10-Q — 18

Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, minority interest in income increased by $1,439 and $2,416, respectively, primarily due to the impact of our acquisition of controlling interests in two investments during 2007. The impact of fluctuations in foreign currency exchange rates and rent increases at several properties also contributed to the increases.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign operations that are subject to the effects of exchange rate movements of foreign currencies. We are currently a net receiver of the foreign currencies (we receive more cash than we pay out) and therefore our foreign investments benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currencies. We recognize realized foreign currency translation gains (losses) upon the repatriation of cash from our foreign investments and unrealized foreign currency translation gains (losses) due to changes in foreign currency on accrued interest receivable on notes receivable from subsidiaries. We also have certain derivative instruments, including an interest in an embedded credit derivative and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, gain on foreign currency transactions, derivative instruments and other, net, increased by $2,201 and $4,650, respectively, primarily due to fluctuations in foreign currency exchange rates as compared to the same periods in 2007. In addition, we recognized $1,076 in each of the current year periods from the termination of a derivative instrument during the second quarter of 2008.
Interest Expense
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, interest expense increased by $1,377 and $2,738, respectively, primarily due to the impact of fluctuations in foreign currency exchange rates.
Provision for Income Taxes
For the three and six months ended June 30, 2008 as compared to the same periods in 2007, provision for income taxes increased by $163 and $1,458, respectively, primarily due to international investment activity in 2007. Taxes on our foreign investments, primarily in France and Germany, comprise a significant portion of our tax provision. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments. In addition, our provision for income taxes for the three months ended March 31, 2007 included an accrual for foreign income taxes totaling $574 related to our 2005 and 2006 fiscal years (Note 2).
Discontinued Operations
For the three and six months ended June 30, 2008, we earned income from the operations of discontinued properties of $305 and $447, respectively, inclusive of a gain on the sale of real estate, net of $90 for both periods.
For the three and six months ended June 30, 2007, we earned income from the operations of discontinued properties of $1,140 and $1,976, respectively, inclusive of minority interest in income of $435 and $883, respectively.
Net Income
For the three months ended June 30, 2008 as compared to the same period in 2007, net income decreased by $1,708, primarily due to the write off of intangible assets of $2,745 in connection with a property at which our tenant is experiencing financial difficulties. This decrease was partially offset by increases in property level operating results.
For the six months ended June 30, 2008 as compared to the same period in 2007, net income increased by $10,470, primarily due to the recognition of income totaling $9,111 related to the advisor’s settlement with the SEC during the first quarter of 2008. Increases in property level operating results also contributed to the increase in net income.
CPA®:15 6/30/2008 10-Q — 19

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate due to a number of factors, which include the timing and characterization of distributions from equity investments in real estate, the timing of purchases and sales of real estate, the timing of proceeds from and prepayments of non-recourse mortgage loans, the timing of receipt of lease revenues, the advisor’s election to receive fees in common stock or cash and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis.
Cash and cash equivalents totaled $167,069 as of June 30, 2008. We believe that we have sufficient cash balances to meet our working capital needs. There has been no material change in our financial condition since December 31, 2007. Our sources and uses of cash during the six months ended June 30, 2008 are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the six months ended June 30, 2008, distributions paid to shareholders of $43,799, scheduled mortgage principal installments of $21,354 and distributions to minority partners of $17,408 were funded by cash flows generated from operations of $97,466. We also paid a special cash distribution to shareholders of $10,153 in January 2008, which was declared in December 2007 and was funded with proceeds from certain asset sales in 2007. During the six months ended June 30, 2008, we paid performance fees of $7,997 in restricted common stock rather than in cash as a result of the advisor’s election to continue to receive performance fees in restricted common stock. Cash flows from operating activities for the current period included the receipt of $9,111 from the advisor in connection with its settlement with the SEC (Note 10). These settlement proceeds were received in April 2008 and were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales of real estate) and the payment of our annual installment of deferred acquisition fees. During the six months ended June 30, 2008, we did not make any investments; however, we paid our annual installment of deferred acquisition fees to the advisor of $8,413. In addition, investing activities included receipts of $7,569 from the repayment of a loan previously made to an affiliate in connection with their acquisition of an interest in one of our investments and $1,010 from the sale of a domestic property.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we used $20,439 to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. We also received $9,352 as a result of issuing shares through our distribution reinvestment and stock purchase plan.
Summary of Financing
The table below summarizes our non-recourse debt as of June 30, 2008 and 2007, respectively.

	June 30,
	2008	2007
Balance
Fixed rate	$1,561,261	$1,559,713
Variable rate (a)	401,480	314,520

Total	$1,962,741	$1,874,233

Percent of total debt
Fixed rate	80%	83%
Variable rate (a)	20%	17%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.0%	6.0%
Variable rate (a)	5.4%	5.5%

(a)	Included in variable rate debt at June 30, 2008 is (i) $216,517 that has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $184,963 in mortgage obligations that currently bear interest at fixed rates but which convert to variable rates during their term. There are no interest rate resets scheduled in the next twelve months.
CPA®:15 6/30/2008 10-Q — 20

Cash Resources
As of June 30, 2008, our cash resources consisted of cash and cash equivalents of $167,069. Of this amount, $83,258, at current exchange rates, was held in foreign bank accounts and we could be subject to significant costs should we decide to repatriate these amounts. We also have the potential to borrow against a portion of the value of our currently unleveraged properties, which have an aggregate carrying value of $35,889 as of June 30, 2008. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including:
–	The advisor’s election for 2008 to continue to receive performance fees in restricted shares.

–	The full year impact of investments entered into during 2007, including the completion of a build-to-suit project in April 2007, all of which we expect to have a positive impact on cash flow.

–	Scheduled rent increases on several properties should result in additional cash flow.
We consolidate a venture that had $129,206 of non-recourse mortgage debt as of June 30, 2008, inclusive of minority interest of $32,301, that matures in 2015. Under the loan agreement, the tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8,501, inclusive of minority interest of $2,125, which it released to us in May 2008 as a result of the tenant’s renewed compliance with these loan covenants.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payments (including mortgage balloon payments of approximately $86,600, with $67,900 and $18,700 due in the first and second quarters of 2009, respectively), paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. We also expect to seek to use our cash to invest in new properties to further diversify our portfolio and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during the next twelve months.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2008 and the effect that these obligations are expected to have on our liquidity and cash flow in future periods.

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Non-recourse debt — Principal	$1,962,741	$132,141	$178,582	$363,027	$1,288,991
Deferred acquisition fees — Principal	13,662	6,903	5,529	1,230	—
Interest on non-recourse debt and deferred acquisition fees (a)	725,628	112,740	201,514	166,806	244,568
Subordinated disposition fees (b)	6,041	—	—	—	6,041
Operating and other lease commitments (c)	28,836	2,060	4,044	4,126	18,606

	$2,736,908	$253,844	$389,669	$535,189	$1,558,206

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of June 30, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $1,440. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total approximately $39,167 over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2008. As of June 30, 2008, we have no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:15 6/30/2008 10-Q — 21

We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. The underlying investments are generally owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at June 30, 2008 is presented below:

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt		Maturity Date
The Upper Deck Company	50%	$26,529	$11,195		2/2011
Del Monte Corporation	50%	15,374	10,794		8/2011
Petsmart, Inc.	30%	70,996	40,418		12/2011
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a)	50%	45,045	24,728		12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,366	6,830		3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a)	38%	987,622	448,115	(b)	4/2017
Hologic, Inc	64%	28,545	15,859		5/2023
The Talaria Company (Hinckley)	30%	57,644	32,202		6/2025
Marriott International, Inc.	47%	133,526	—		N/A
Schuler A.G. (a) (c)	34%	82,275	—		N/A

		$1,458,922	$590,141

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of June 30, 2008.

(b)	Excludes minority interests redeemable by an unaffiliated third party of $371,906 at June 30, 2008.

(c)	We acquired our interest in this investment during 2007.
CPA®:15 6/30/2008 10-Q — 22

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(in thousands)
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks in pursuing our business plan are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries.
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS No. 133.
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At June 30, 2008, the fair value of our interest rate swaps, which is included in Other assets, net was $13,507, inclusive of minority interest of $3,187 (Note 8).
In connection with the Hellweg 2 transaction in April 2007, two ventures in which we have a total effective ownership interest of 38% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized (loss) gain (not our proportionate share) of $(188) and $1,220 during the three and six months ended June 30, 2008, respectively. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains or losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172,335 of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. Certain of our affiliates purchased subordinated interests totaling $24,129 in which we acquired a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of June 30, 2008, there have been no defaults. We account for the CCMT as a marketable security which we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2008, our total interest in CCMT had a fair value of $10,178, a reduction of $942 from the fair value at December 31, 2007. The decrease is primarily due to the deterioration in the credit markets subsequent to December 31, 2007.
At June 30, 2008, all of our long-term debt either bore interest at fixed rates, was fixed through the use of interest rate swap instruments that convert variable rate debt service obligations to a fixed rate, or was at a fixed rate but was scheduled to convert to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2008 ranged from 4.3% to 10%. The annual interest rates on our variable rate debt at June 30,
CPA®:15 6/30/2008 10-Q — 23

2008 ranged from 5.0% to 6.9%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2008.

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$17,698	$149,627	$62,764	$156,291	$129,403	$1,045,478	$1,561,261
Variable rate debt	$4,897	$10,843	$11,915	$12,961	$14,188	$346,676	$401,480
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that has been fixed through the use of interest rate swap agreements or currently bears interest at fixed rates by an aggregate of $80,619. A change of 1% in annual interest rates would have no current impact on interest expense as all of the debt classified as variable rate debt in the tables above has been converted to fixed rates through the use of interest rate swap agreements or currently bears interest at fixed rates but has interest rate reset features that will change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the local currency. We are currently a net receiver of these currencies (we receive more cash then we pay out) and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $2,076 and $2,672 for the three and six months ended June 30, 2008, respectively. We recognized net unrealized foreign currency translation (losses) gains of $(272) and $1,279 for the three and six months ended June 30, 2008, respectively. Such gains are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Other
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transaction, which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2008, warrants issued to us are classified as derivative instruments and had an aggregate fair value of $1,300.
Item 4T. — Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and acting chief financial officer, to allow timely decisions regarding required disclosures.
Our chief executive officer and acting chief financial officer have conducted a review of our disclosure controls and procedures as of June 30, 2008. Based upon this review, our chief executive officer and acting chief financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 6/30/2008 10-Q — 24

PART II
(in thousands, except share and per share amounts)
Item 1. — Legal Proceedings
As of June 30, 2008, we were not involved in any material litigation. For a description of the advisor’s settlement of the SEC investigation, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2008, we issued 326,147 shares of our common stock to the advisor as consideration for performance fees. Shares were issued at $12.20 per share. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April	2,084	$11.35	N/A	N/A
May	—	—	N/A	N/A
June	999,746	11.35	N/A	N/A

Total	1,001,830

(a)	All shares were purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by the distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 4. — Submission of Matters to a Vote of Security Holders
An annual shareholders’ meeting was held on June 12, 2008, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	64,888,584	1,136,075
Gordon F. DuGan	65,003,367	1,021,292
Marshall E. Blume	64,966,246	1,058,413
Elizabeth P. Munson	64,996,604	1,028,055
Richard J. Pinola	65,009,668	1,014,991
James D. Price	64,976,100	1,048,559
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
10.1	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Filed herewith

10.2	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Chief Executive Officer and Chief Financial Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:15 6/30/2008 10-Q — 25

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 8/14/2008	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and acting Chief Financial Officer (acting Principal Financial Officer)

Date 8/14/2008	By:	/s/ Thomas J. Ridings
Thomas J. Ridings
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 6/30/2008 10-Q — 26