Form 10-Q
period 2008-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2008-11-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 128,084,491 shares of common stock, $.001 par value outstanding at November 10, 2008.

*	The summarized consolidated financial statements contained herein are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of such financial statements have been included.
Forward Looking Statements
This quarterly report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the SEC, including but not limited to those described in Item 1A — Risk Factors in our Form 10-K for the year ended December 31, 2007. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the management’s discussion and analysis section in our Form 10-K for the year ended December 31, 2007. There has been no significant change in our critical accounting estimates.
As used in this quarterly report on Form 10-Q, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 9/30/2008 10-Q — 1

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
PART I
ITEM 1. — FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
		(NOTE)
Assets
Real estate, net	$2,126,656	$2,146,169
Net investment in direct financing leases	471,029	522,126
Equity investments in real estate	207,619	202,112
Assets held for sale	8,531	—
Real estate under construction	—	11,950
Cash and cash equivalents	145,312	166,851
Intangible assets, net	249,279	272,496
Other assets, net	134,812	142,933

Total assets	$3,343,238	$3,464,637

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,867,405	$1,921,648
Non-recourse debt on assets held for sale	7,514	—
Accounts payable, accrued expenses and other liabilities	37,024	33,288
Prepaid and deferred rental income and security deposits	86,179	80,006
Due to affiliates	26,495	35,712
Distributions payable	22,157	32,055

Total liabilities	2,046,774	2,102,709

Minority interest in consolidated entities	283,560	300,031

Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 138,062,411 and 135,798,189 shares issued and outstanding, respectively	138	136
Additional paid-in capital	1,273,619	1,247,241
Distributions in excess of accumulated earnings	(173,606)	(148,490)
Accumulated other comprehensive income	20,658	35,164

	1,120,809	1,134,051
Less, treasury stock at cost, 10,428,523 and 7,277,509 shares, respectively	(107,905)	(72,154)

Total shareholders’ equity	1,012,904	1,061,897

Total liabilities and shareholders’ equity	$3,343,238	$3,464,637

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2008 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Rental income	$63,509	$59,748	$190,520	$176,742
Interest income from direct financing leases	11,925	11,733	35,676	33,374
Other operating income	1,040	2,946	3,767	6,371

	76,474	74,427	229,963	216,487

Operating Expenses
Depreciation and amortization	(16,628)	(15,778)	(52,494)	(46,726)
Property expenses	(10,623)	(11,888)	(31,291)	(30,638)
General and administrative	(1,988)	(2,712)	(7,346)	(7,475)
Impairment charges	(13,214)	—	(13,214)	—

	(42,453)	(30,378)	(104,345)	(84,839)

Other Income and Expenses
Advisor settlement (Note 10)	—	—	9,111	—
Income from equity investments in real estate	2,332	16,842	10,426	21,599
Other interest income	1,399	2,099	4,754	7,941
Minority interest in income	(2,861)	(6,397)	(17,684)	(18,804)
Gain on foreign currency transactions, derivative instruments and other, net	147	2,407	5,096	2,706
Interest expense	(27,936)	(28,041)	(86,365)	(83,732)

	(26,919)	(13,090)	(74,662)	(70,290)

Income from continuing operations before income taxes	7,102	30,959	50,956	61,358
Provision for income taxes	(2,076)	(814)	(6,590)	(3,870)

Income from continuing operations	5,026	30,145	44,366	57,488

Discontinued Operations
Income from operations of discontinued properties	188	1,182	545	4,041
Impairment charges	(4,019)	—	(4,019)	—
Gain on sale of real estate, net	—	—	90	—
Minority interest in income	—	(423)	—	(1,306)

Income from discontinued operations	(3,831)	759	(3,384)	2,735

Net Income	$1,195	$30,904	$40,982	$60,223

Earnings Per Share
Income from continuing operations	$0.04	$0.23	$0.34	$0.45
Income from discontinued operations	(0.03)	0.01	(0.02)	0.02

Net income	$0.01	$0.24	$0.32	$0.47

Weighted Average Shares Outstanding	128,627,044	128,954,827	128,832,916	128,959,423

Distributions Declared Per Share	$0.1736	$0.1679	$0.5159	$0.4997

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2008 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net Income	$1,195	$30,904	$40,982	$60,223
Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(23,924)	9,179	(11,281)	12,030
Change in unrealized (loss) gain on marketable securities	(327)	(80)	(1,092)	355
Unrealized (loss) gain on derivative instruments	(5,201)	(1,965)	(2,133)	4,906

	(29,452)	7,134	(14,506)	17,291

Comprehensive (Loss) Income	$(28,257)	$38,038	$26,476	$77,514

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2008 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended
	September 30,
	2008	2007
Cash Flows — Operating Activities
Net income	$40,982	$60,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	52,318	48,263
Straight-line rent adjustments	3,816	3,560
Income from equity investments in real estate in excess of distributions received	(307)	(21,232)
Minority interest in income	17,684	20,110
Issuance of shares to affiliate in satisfaction of fees due	11,948	11,049
Realized gain on foreign currency transactions, derivative instruments and other, net	(6,069)	(2,640)
Unrealized loss (gain) on foreign currency transactions, derivative instruments and other, net	1,009	(1,276)
Reversal of unrealized gain on warrants	—	1,210
Gain on sale of real estate, net	(90)	—
Impairment charges	17,233	—
Changes in operating assets and liabilities	8,177	(6,040)

Net cash provided by operating activities	146,701	113,227

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	1,773	5,093
Acquisitions of real estate and equity investments in real estate and other capital expenditures	(17,054)	(109,028)
VAT taxes paid in connection with acquisition of real estate	—	(2,336)
Proceeds from sale of real estate	1,010	—
Proceeds from sale of securities	—	1,580
Exercise of common stock warrants	—	(499)
Repayment of loan by affiliate	7,569	—
Payment of deferred acquisition fees to an affiliate	(8,413)	(10,802)

Net cash used in investing activities	(15,115)	(115,992)

Cash Flows — Financing Activities
Distributions paid (a)	(75,996)	(63,763)
Distributions paid to minority interest partners	(31,514)	(23,131)
Contributions from minority interest partners	—	24,902
Proceeds from mortgages	25,000	29,559
Scheduled payments of mortgage principal	(32,448)	(27,618)
Prepayment of mortgage principal	(17,588)	—
Deferred financing costs and mortgage deposits, net of deposits refunded	(195)	(98)
Proceeds from issuance of shares, net of costs	14,432	15,147
Purchase of treasury stock	(35,751)	(23,846)

Net cash used in financing activities	(154,060)	(68,848)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	935	5,592

Net decrease in cash and cash equivalents	(21,539)	(66,021)
Cash and cash equivalents, beginning of period	166,851	174,375

Cash and cash equivalents, end of period	$145,312	$108,354

(a)	Includes a special distribution of $10.2 million ($0.08 per share) declared in December 2007 and paid in January 2008.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 9/30/2008 10-Q — 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, contractual rent increases, lease terminations, lease expirations, tenant defaults and sales of properties. As of September 30, 2008, our portfolio consisted of our full or partial ownership interest in 369 properties leased to 84 tenants, totaling approximately 33 million square feet (on a pro rata basis) and an occupancy rate of approximately 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
Basis of Consolidation
The consolidated financial statements include all of our accounts and our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not variable interest entities under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting. As a result of adopting EITF 04-05, we consolidate five limited partnerships and two limited liability companies that we previously accounted for under the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as variable interest entities as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. We account for these investments using the equity method of accounting in accordance with SOP 78-9, as amended by EITF 04-05. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have some influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Therefore, it is appropriate to include our proportionate share of the results of operations of these investments in our results of operations.
CPA®:15 9/30/2008 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $30.8 million and $93.5 million for the three and nine months ended September 30, 2008, respectively, and $29 million and $82.4 million for the three and nine months ended September 30, 2007, respectively. Of such investments, long-lived assets, which consist of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $1.2 billion at both September 30, 2008 and December 31, 2007.
Reclassifications and Revisions
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Form 10-Q have been adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Out-of-Period Adjustment
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $0.6 million over the period from 2005—2006) and valuation of stock warrants (aggregating $0.5 million in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), because of net cash settlement features. As a result of these errors, net income was overstated by approximately $0.1 million in 2005 and $1 million in 2006. We concluded that these adjustments were not material to any prior periods’ consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1 million was not material to the quarter ended March 31, 2007, nor was it material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the three months ended March 31, 2007, rather than restating prior periods.
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
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$9,853	$—	$—	$9,853
Derivative assets	8,292	—	6,992	1,300

	$18,145	$—	$6,992	$11,153

Liabilities:
Derivative liabilities	$(125)	$—	$(125)	$—

Financial assets and liabilities presented in the table above exclude financial assets and liabilities owned by unconsolidated joint ventures.
CPA®:15 9/30/2008 10-Q — 7

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable	Derivative	Total	Marketable	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Three months ended September 30, 2008			Nine months ended September 30, 2008
Beginning balance	$10,265	$1,300	$11,565	$11,212	$1,379	$12,591
Total gains or losses (realized/unrealized):
Included in earnings	—	—	—	(4)	(79)	(83)
Included in other comprehensive income	(327)	—	(327)	(1,092)	—	(1,092)
Amortization and accretion	(85)	—	(85)	(263)	—	(263)

Ending balance	$9,853	$1,300	$11,153	$9,853	$1,300	$11,153

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$(4)	$(79)	$(83)

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
CPA®:15 9/30/2008 10-Q — 8

Notes to Consolidated Financial Statements
FSP 142-3
In April 2008, the FASB issued Staff Position 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other U.S. GAAP. The guidance for determining the useful life of a recognized intangible asset in FSP 142-3 must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in FSP 142-3 must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP 142-3 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP 142-3 will have on our financial position and results of operations.
EITF 03-6-1
In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that all unvested share-based payment awards that contain non-forfeitable rights to dividends be considered participating securities and therefore shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common shares and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The guidance for determining earnings per share under FSP EITF 03-6-1 must be applied retrospectively to all prior periods presented after the effective date. FSP EITF 03-6-1 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of FSP EITF 03-6-1 will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008 and 2007, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $4 million and $3.9 million for the three months ended September 30, 2008 and 2007, respectively, and $11.9 million and $11.5 million for the nine months ended September 30, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of September 30, 2008, the advisor owned 6,819,807 shares (5.3%) of our common stock.
In connection with structuring and negotiating acquisitions and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current and deferred acquisition fees were $0.5 million and $0.4 million, respectively, for investments that were acquired during the three and nine months ended September 30, 2008. Current and deferred acquisition fees were $1.2 million and $1 million, respectively, for investments that were acquired during the three months ended September 30, 2007 and $5.6 million and $4.5 million, respectively, for investments that were acquired during the nine months ended September 30, 2007. Unpaid installments totaled $14.1 million and $22.1 million as of September 30, 2008 and December 31, 2007, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $8.4 million and $10.8 million in deferred fees were paid in cash to the advisor in January 2008 and 2007, respectively. Fees are also payable to the advisor for services provided to us in connection with the disposition of investments. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $6 million at both September 30, 2008 and December 31, 2007.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and
CPA®:15 9/30/2008 10-Q — 9

Notes to Consolidated Financial Statements
property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.7 million and $1 million during the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $3 million during the nine months ended September 30, 2008 and 2007, respectively, which are included in General and administrative expenses in the consolidated financial statements.
We own interests in entities which range from 30% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of that agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2008 and 2007 and $0.6 million and $0.7 million for the nine months ended September 30, 2008 and 2007, respectively. Based on current gross revenues, our current share of future minimum lease payments is $0.8 million annually through 2016.
In December 2007, we loaned $7.6 million to the advisor to fund the advisor’s acquisition of certain tenant-in-common interests in Europe. The loan represented the advisor’s share of funds from two joint ventures in which we and the advisor hold 54% and 46% interests, respectively, and which we consolidate. The loan was repaid with interest in March 2008. We recognized interest income of $0.1 million during the nine months ended September 30, 2008 in connection with this loan.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$548,931	$548,367
Building (a)	1,805,888	1,791,375
Less: Accumulated depreciation	(228,163)	(193,573)

	$2,126,656	$2,146,169

(a)	During the third quarter of 2008, we incurred an impairment charge of $13.2 million, inclusive of minority interest of $4.6 million, on two vacant French properties to reduce the properties’ carrying values to their estimated fair values.
In connection with our acquisition of properties, we have recorded net lease intangibles of $320.3 million, which are being amortized over periods ranging from 6 years and 5 months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $7.6 million and $5.8 million for the three months ended September 30, 2008 and 2007, respectively, and $20.8 million and $17.2 million for the nine months ended September 30, 2008 and 2007, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in limited liability companies and limited partnerships in which our ownership interests are 50% or less and we exercise significant influence, (ii) tenant-in-common interests subject to joint control (Note 2) and (iii) in limited liability companies and limited partnerships in which our ownership interests exceed 50% and we exercise significant influence. We hold a 64% interest in a venture that we account for under the equity method of accounting pursuant to the provisions of EITF 04-05, as described in Note 2. The underlying investments are generally owned with affiliates that have similar investment objectives to ours.
CPA®:15 9/30/2008 10-Q — 10

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership
	Interest at	Carrying Value
Lessee	September 30, 2008	September 30, 2008	December 31, 2007
Marriott International, Inc.	47%	$69,494	$71,086
Schuler A.G. (a)	34%	50,453	45,978
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	24,330	28,524
The Upper Deck Company	50%	12,669	13,114
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a)(b)	33%	9,229	—
Petsmart, Inc.	30%	8,849	9,001
Hologic, Inc	64%	8,544	8,611
Gortz & Schiele GmbH & Co. (c) and Goertz & Schiele Corp. (a) (d)	50%	7,643	8,503
The Talaria Company (Hinckley)	30%	7,534	7,330
Del Monte Corporation	50%	7,146	8,193
Builders FirstSource, Inc.	40%	1,728	1,772

		$207,619	$202,112

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our interest in this investment during the third quarter of 2008 (Note 6).

(c)	This tenant filed for bankruptcy protection in Germany in November 2008.

(d)	During the second quarter of 2008, we recognized a $0.4 million impairment charge to reduce the carrying amount of our investment to reflect the fair value of our share of the venture’s net assets.
Combined summarized financial information (for the entire entities, not our proportionate share) of our equity investees is presented below (in thousands):

	September 30, 2008	December 31, 2007
Assets	$1,401,765	$1,406,266
Liabilities	(653,597)	(670,714)

Partners’ and members’ equity	$748,168	$735,552

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$26,911	$32,703	$89,096	$70,946
Expenses	(14,696)	(13,086)	(42,844)	(37,040)
Gain on sale of real estate (a)	—	31,317	—	31,317

Net income	$12,215	$50,934	$46,252	$65,223

Our share of income from equity investments in real estate (b)	$2,332	$16,842	$10,426	$21,599

(a)	In August 2007, a venture that leases 13 domestic properties to Marriott International Inc. and in which we and an unaffiliated third party hold 47.35% and 52.65% interests, respectively, sold a property for $43.3 million, net of selling costs, and recorded a gain on the sale of $31.3 million. Concurrent with the sale, the venture defeased the existing non-recourse mortgage obligation of $46.9 million collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5.1 million. In order to facilitate the defeasance, this venture borrowed $8.7 million from the advisor in August 2007, which it repaid in September 2007. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease.

(b)	Inclusive of amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and other than temporary impairment charges as described above.
CPA®:15 9/30/2008 10-Q — 11

Notes to Consolidated Financial Statements
Note 6. Acquisitions of Real Estate-Related Investments
Amounts are based on the exchange rate of the Euro as of the date of acquisition or financing, as applicable.
Real Estate Acquired
We did not acquire any real estate investments during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, we and an affiliate acquired two international investments at a total cost of $84.8 million, inclusive of minority interest of $27.3 million. During the fourth quarter of 2007, we reclassified one of these investments as an equity investment in real estate as a result of the advisor’s purchase of a tenant-in-common interest in the investment for $26 million (see below). In connection with the remaining investment that we consolidate, we obtained non-recourse mortgage financing of $8.1 million, inclusive of minority interest of $2 million, that matures in April 2018 and for which the interest rate has been fixed at an effective annual interest rate of 5.7% through an interest rate swap agreement that matures in July 2016.
Equity Investments in Real Estate Acquired
In August 2008, a venture in which we and an affiliate hold 33% and 67% interests, respectively, acquired an equity investment in real estate in Germany at a total cost (not our proportionate share) of $57.8 million. The venture also entered into a commitment to construct an expansion at one of the properties it acquired for a total cost of approximately $10.4 million. The venture obtained non-recourse mortgage financing of $29.3 million at a fixed annual interest rate of 6.2% and a term of seven years, and also obtained a commitment for additional financing of $5.2 million for the purpose of constructing the expansion. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence.
In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. We also acquired an interest in a second venture (the “lending venture”) that made a loan (the “note receivable”) to the holder of the remaining 75.3% interest in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 38%. The total cost of the interests in these ventures, which are owned with affiliates, is $446.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, having a fixed annual interest rate of 5.5% and a term of 10 years.
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
In addition, as described above, we subsequently reclassified a real estate investment as an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property in the fourth quarter of 2007. We currently hold a 34% interest in the venture.
Note 7. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. As of September 30, 2008 and December 31, 2007, the fair value of our interest was $9.8 million and $11.1 million, respectively, reflecting an aggregate unrealized loss of $0.7 million and an aggregate unrealized gain of $0.4 million and cumulative net amortization of $1.5 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
CPA®:15 9/30/2008 10-Q — 12

Notes to Consolidated Financial Statements
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of the fair value of our interest at September 30, 2008 based on adverse changes in market interest rates of 1% and 2% is as follows (in thousands):

	Fair value as of	1% adverse	2% adverse
	September 30, 2008	change	change
Fair value of our interest in CCMT	$9,764	$9,478	$9,202
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
Our interest rate swap derivative financial instruments outstanding at September 30, 2008 are summarized as follows (dollars in thousands):

		Notional	Effective	Expiration	Fair
	Type	Amount (a)	Interest Rate (b)	Date	Value (a)
Included in Other assets, net
3-Month Euribor (c)	“Pay-fixed” swap	$144,490	5.0%	7/2016	$6,806
3-Month Euribor (c)	“Pay-fixed” swap	8,588	5.6%	7/2016	82
3-Month Euribor (c) (d)	“Pay-fixed” swap	23,340	5.6%	10/2015	104

					6,992

Included in Accounts payable, accrued expenses and other liabilities
3-Month LIBOR	“Pay-fixed” swap	20,627	6.9%	2/2014	(125)

					$6,867

(a)	Amounts are based upon the applicable exchange rate at September 30, 2008.

(b)	Effective interest rate represents the total of the swapped rate and the contractual margin.
CPA®:15 9/30/2008 10-Q — 13

Notes to Consolidated Financial Statements

(c)	Inclusive of minority interest in the notional amount and fair value of the derivatives totaling $44.1 million and $1.7 million, respectively.

(d)	In April 2008, we unwound a swap with a notional value of $31.6 million as of the date of termination, inclusive of minority interest of $7.9 million, and obtained a new interest rate swap with a notional value of $26.5 million at that date, inclusive of minority interest of $6.6 million. This new swap, which was designated as a cash flow hedge, effectively fixed the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, we received a settlement payment of $1.1 million, inclusive of minority interest of $0.3 million, and realized a gain of $1.1 million, inclusive of minority interest of $0.3 million, which is included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
Changes in the fair value of interest rate swaps included in Accumulated other comprehensive income in shareholders’ equity, net of minority interests, reflected unrealized losses of $5.2 million and $2 million for the three months ended September 30, 2008 and 2007, respectively, and an unrealized loss of $2.1 million and an unrealized gain of $4.9 million for the nine months ended September 30, 2008 and 2007, respectively.
Embedded Credit Derivative
In connection with our April 2007 acquisition of an effective ownership interest of 38% in a venture that acquired a portfolio of German properties, the venture obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The venture has the right, at its sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. The embedded credit derivatives have a total fair value (not our proportionate share) of $2.7 million and $5.6 million as of September 30, 2008 and December 31, 2007, respectively, and generated a total unrealized loss (not our proportionate share) of $4.2 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, and a total unrealized gain of $6 million for both the three and nine months ended September 30, 2007.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of September 30, 2008 and December 31, 2007, warrants issued to us have an aggregate fair value of $1.3 million and $1.4 million, respectively, and are included in Other assets, net.
Included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized losses on stock warrants of $0.6 million for the three months ended September 30, 2007 and losses unrealized of $0.1 million and $1.2 million for the nine months ended September 30, 2008 and 2007, respectively. No such gains or losses were recognized for the three months ended September 30, 2008. The unrealized losses for the nine months ended September 30, 2007 include an out-of-period adjustment of $0.5 million (Note 2).
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency but are subject to such movements to the extent of the difference between the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash due to jurisdictional restrictions. We may also encounter instances where repatriating cash will result in current or future tax liabilities.
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
Our directly owned real estate properties and related loans are located in the United States (62%) and Europe (38%), with France (17%) representing the only significant concentration (10% or more of current annualized lease revenue) internationally. As of September 30, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: office (27%), industrial (19%), warehouse/distribution (16%) and retail (16%); and in the following tenant industries: retail trade (23%) and electronics (13%).
CPA®:15 9/30/2008 10-Q — 14

Notes to Consolidated Financial Statements
Note 9. Commitments and Contingencies
As of September 30, 2008, we were not involved in any material litigation. We note the following:
Maryland Securities Commission
As disclosed in our prior reports, the Maryland Securities Commission has sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and us relating to the previously settled SEC investigation referred to in Note 10. While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceedings, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described in Note 10.
Note 10. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with a previously disclosed investigation. In connection with the settlement, WPC made payments totaling $20 million, including interest, to us and another affected CPA® REIT. Our portion of these payments was approximately $9.1 million and is reflected in our results of operations for the nine months ended September 30, 2008. Payment of this amount was received from the advisor in April 2008.
For additional information about the SEC investigation and the settlement, see Part I, Item 3. — Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC.
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
We conduct business in the various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for the three months ended March 31, 2007 included $0.6 million in expenses that related to the years ended December 31, 2005 and 2006, which had not previously been accrued (Note 2).
We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation, we recognized a $0.2 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effective increase, at the beginning of 2007 we had $0.2 million of total gross unrecognized tax benefits.
At September 30, 2008, we had unrecognized tax benefits of $0.6 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2008, we had approximately $0.1 million of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2007 and 2008. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which we are subject.
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
CPA®:15 9/30/2008 10-Q — 15

Notes to Consolidated Financial Statements
determined that the relevant criteria are met in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the asset is reclassified as an asset held for sale.
In September 2008, we agreed to terminate a lease at two domestic properties and entered into an agreement to sell the properties to a third party for approximately $8.8 million. In connection with the potential sale, we incurred an impairment charge of $4 million on these properties to reduce their carrying values to the expected sale price. Because this lease was previously accounted for as a direct financing lease, results of operations for these properties are included in Income from continuing operations prior to the date of the lease termination in September 2008.
In April 2008, we sold a domestic property for proceeds of $1 million, net of selling costs, for a net gain of $0.1 million. Concurrent with the sale, we used $0.8 million to partially defease the existing non-recourse mortgage obligation of $16.8 million that was collateralized by five properties (including the property sold). All costs associated with the partial defeasance were incurred by the buyer.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$231	$1,810	$642	$5,789
Expenses	(43)	(628)	(97)	(1,748)
Impairment charges	(4,019)	—	(4,019)	—
Gain on sale of real estate, net	—	—	90	—
Minority interest in income	—	(423)	—	(1,306)

Income from discontinued operations	$(3,831)	$759	$(3,384)	$2,735

CPA®:15 9/30/2008 10-Q — 16

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
Business Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2008, our portfolio consisted of our full or partial ownership interest in 369 properties leased to 84 tenants, totaling approximately 33 million square feet (on a pro rata basis) and an occupancy rate of approximately 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries (collectively, the “advisor”).
Highlights
Financial Highlights
—	Total revenues were $76.5 million for the third quarter of 2008, compared to $74.4 million in the third quarter of 2007, and $230 million for the nine months ended September 30, 2008, compared to $216.5 million for the nine months ended September 30, 2007. Lease revenues increased primarily as a result of the favorable impact of fluctuations in foreign currency exchange rates as well as rent increases.

—	Net income was $1.2 million for the third quarter of 2008, compared to $30.9 million in the third quarter of 2007, and $41 million for the nine months ended September 30, 2008, compared to $60.2 million for the same period in 2007. For the current three and nine month periods, net income included impairment charges totaling $17.2 million, inclusive of minority interest of $4.6 million, while net income for the comparable prior year periods included a gain on an unconsolidated joint venture’s sale of real estate of which our share totaled $14.8 million. Additionally, results for the nine months ended September 30, 2008 included income of $9.1 million related to the advisor’s settlement of an SEC investigation (Note 10).

—	Cash flow from operating activities for the nine months ended September 30, 2008 was $146.7 million, compared to $113.2 million for the same period in 2007. The current year period included the receipt of $9.1 million related to the advisor’s SEC settlement.

—	Our quarterly cash distribution increased to $0.1736 per share for the third quarter of 2008, or $0.69 per share on an annualized basis.
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
Fund Highlights
Investment Activity — During the three months ended September 30, 2008, we contributed $19 million to a joint venture that purchased properties in Germany. We also entered into a commitment to contribute approximately $3.4 million to the venture to construct an expansion of one of the properties (Note 6). Amounts are based on the exchange rate of the Euro as of the date of acquisition. We account for our interest in this joint venture under the equity method of accounting.
Financing Activity — During the three months ended September 30, 2008, we refinanced a $16.8 million non-recourse mortgage on a domestic property with new non-recourse mortgage financing of $25 million at a fixed annual interest rate of 6.8% and a term of 10 years. In addition, our share of financing obtained by a German joint venture totaled $9.7 million, based on the exchange rate of the Euro as of the date of financing. This financing bears interest at a fixed annual interest rate of 6.2% and has a term of 7 years.
Portfolio Activity — During the third quarter of 2008, we incurred an impairment charge of $13.2 million, inclusive of minority interest of $4.6 million, on two vacant French properties to reduce the properties’ carrying values to their estimated fair values. We also
CPA®:15 9/30/2008 10-Q — 17

incurred an impairment charge of $4 million on two domestic properties that are held for sale as of September 30, 2008 to reduce the properties’ carrying values to the expected sale price.
Current Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that occurred in the second half of 2007 continued and substantially worsened in the first nine months of 2008. In addition, deteriorating economic conditions have resulted in heightened turmoil in the financial markets. In recent months, many markets have experienced nearly unprecedented volatility. We expect these markets, both domestic and international, to remain subject to continued volatility for the near term and cannot predict when these markets will recover, which necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view of current trends is presented below:
Credit Conditions/Commercial Real Estate
Over the last several years, commercial real estate values have risen significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. In addition, credit spreads have been narrow compared to historical averages. As a result, we have benefited from increases in the valuations of our real estate assets. Although long-term interest rates remain relatively low by historical standards, there has been a significant increase in credit spreads across the credit spectrum. Increases in credit spreads or deterioration in individual tenant credits may lower the appraised values of real estate assets, at least in the near term. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
Corporate Defaults
We expect that corporate defaults may increase during the remainder of 2008 and beyond, which will require more intensive management of our assets. We believe that our advisor’s emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we attempt to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Currently, three of our tenants, including one tenant that leases properties from an unconsolidated joint venture, are operating under bankruptcy protection. These tenants, which operate in the retail, media/printing and publishing and automotive industries, contributed less than 3% of our annual lease revenue and income from equity investments in real estate as of September 30, 2008.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including, among others, automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage.
We monitor closely rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies in 2008. We have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our portfolio.
We believe that our portfolio is reasonably well diversified and does not contain any unusual concentrations of credit risk. We do not have any significant concentration of tenants in the financial services industry.
Financing Conditions
The real estate financing markets have continued to deteriorate during 2008, making it increasingly difficult to finance new investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. Such conditions may affect our ability to obtain financing if we seek to refinance or obtain new financing on existing investments or make additional investments. At present, financing for larger transactions and for certain property types is not available. Such conditions may also affect our ability to sell assets.
All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have invested in that property.
CPA®:15 9/30/2008 10-Q — 18

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
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the final weeks of the third quarter of 2008, the average rate for the U.S. dollar in relation to the Euro for the three and nine months ended September 30, 2008 was considerably weaker than the comparable prior year periods, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant deterioration in the value of the Euro could have an adverse impact on our results of operations in the future. Investments denominated in the Euro accounted for approximately 36% and 35% of our annualized lease revenues at September 30, 2008 and 2007, respectively.
Results of Operations
Our operations consist of the investment in and the leasing of commercial real estate. Management’s evaluation of the sources of lease revenues for the nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Nine months ended September 30,
	2008	2007
Rental income	$190,520	$176,742
Interest income from direct financing leases	35,676	33,374

	$226,196	$210,116

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$21,329	$21,329
Carrefour France, S.A.(a) (b) (c)	16,581	14,015
OBI A.G. (a) (b) (d)	13,373	11,369
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	11,760	10,375
True Value Company (a)	11,077	10,713
Thales S.A. (a) (b) (c)	11,052	9,639
LifeTime Fitness, Inc. (a)	10,650	10,536
Advanced Micro Devices, Inc. (a)	7,450	6,907
Pohjola Non-Life Insurance Company (a) (b) (c)	7,251	6,214
TietoEnator Plc. (a) (b) (c)	6,822	5,858
Universal Technical Institute	6,531	6,284
Police Prefecture, French Government (a) (b) (c)	6,247	5,162
Médica — France, S.A. (a) (b) (c)	5,519	4,628
Foster Wheeler, Inc.	4,332	4,275
Information Resources, Inc. (a)	3,729	3,729
Other (a) (b) (c) (e)	82,493	79,083

	$226,196	$210,116

(a)	These revenues are generated in consolidated joint ventures with affiliates and include lease revenues applicable to minority interests totaling $54 million and $50 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase was due to CPI-based (or equivalent) rent increases.

(d)	We acquired an interest in an additional property leased to this tenant during 2007.
CPA®:15 9/30/2008 10-Q — 19

(e)	Includes revenue of $6.4 million for each of the nine months ended September 30, 2008 and 2007 from two tenants that filed for bankruptcy protection in 2008.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2008	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$28,845	$16,561
Marriott International, Inc. (c)	47%	13,578	14,650
Petsmart, Inc.	30%	6,118	6,206
The Talaria Company (Hinckley)	30%	3,725	3,736
Schuler A.G. (b) (d)	34%	3,457	—
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (f)	50%	2,772	2,510
Hologic, Inc.	64%	2,488	2,407
The Upper Deck Company	50%	2,395	2,395
Del Monte Corporation	50%	2,359	2,217
Builders FirstSource, Inc.	40%	1,151	1,119
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (b)(e)	33%	723	—

		$67,611	$51,801

(a)	We acquired our interest in this investment in April 2007. In addition to lease revenues, the venture also earned interest income of $21.7 million and $12.6 million on a note receivable during the nine months ended September 30, 2008 and 2007, respectively. Represents a follow-on transaction to our 2005 Hellweg 1 transaction.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	One of the properties owned by this venture was sold in August 2007.

(d)	We acquired our interest in this venture in September 2007. During the fourth quarter of 2007, we reclassified this investment as an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property.

(e)	We acquired our interest in this venture in August 2008.

(f)	This tenant filed for bankruptcy protection in Germany in November 2008.
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
For the three months ended September 30, 2008 as compared to the same period in 2007, lease revenues (rental income and interest income from direct financing leases) increased by $4 million. Rent increases at several properties and lease revenues from an investment entered into in December 2007 contributed $2.4 million to this increase in lease revenues, while fluctuations in foreign currency exchange rates contributed $2.2 million. These increases were partially offset by a decrease in lease revenues of $0.6 million as the result of the reclassification of an investment as an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property.
For the nine months ended September 30, 2008 as compared to the same period in 2007, lease revenues increased by $16.1 million, primarily due to the reasons described above. Fluctuations in foreign currency exchange rates contributed $9.1 million of the increase, while rent increases and new investments contributed $7.6 million. These increases were partially offset by a decrease of $0.6 million as the result of the reclassification of an investment as an equity investment in real estate.
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
CPA®:15 9/30/2008 10-Q — 20

For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, other operating income decreased by $1.9 million and $2.6 million, respectively, primarily due to a decrease in reimbursable tenant costs.
Depreciation and Amortization
For the three months ended September 30, 2008 as compared to the same period in 2007, depreciation and amortization expense increased by $0.9 million, primarily due to the impact of fluctuations in foreign currency exchange rates.
For the nine months ended September 30, 2008 as compared to the same period in 2007, depreciation and amortization expense increased by $5.8 million, primarily due to a $2.7 million write off of intangible assets during the second quarter of 2008 in connection with a property at which our tenant is experiencing financial difficulties. The impact of fluctuations in foreign currency exchange rates also contributed $2.4 million of the increase.
Property Expenses
For the three months ended September 30, 2008 as compared to the same period in 2007, property expenses decreased by $1.3 million, primarily due to decreases in costs reimbursed by tenants.
For the nine months ended September 30, 2008 as compared to the same period in 2007, property expenses increased by $0.7 million, primarily due to an increase in uncollected rent expense of $1.3 million as a result of an increase in the number of tenants who are experiencing financial difficulties, an increase in asset management and performance fees of $0.8 million and increases in legal and professional fees totaling $0.6 million. These increases were substantially offset by a decrease in costs reimbursed by tenants.
Impairment Charges
During the three and nine months ended September 30, 2008, we incurred impairment charges totaling $13.2 million inclusive of minority interest of $4.6 million, on two vacant French properties in order to reduce the properties’ carrying values to their estimated fair values. In addition, we incurred impairment charges totaling $4 million on assets classified as held for sale (see Discontinued Operations below).
Advisor Settlement
During the nine months ended September 30, 2008, we recognized income of $9.1 million in connection with the advisor’s settlement with the SEC with respect to all matters relating to the SEC investigation (Note 10). We received payment of this amount from the advisor in April 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have been deemed to have a non-controlling interest but exercise significant influence.
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, income from equity investments in real estate decreased by $14.5 million and $11.2 million, respectively. Substantially all of the decrease was due to the recognition of a gain of $14.8 million on the sale of a property in August 2007 that was partially offset by defeasance charges totaling $2.4 million incurred upon the defeasance of the existing non-recourse mortgage loan. In addition, income from equity investments in real estate decreased by $2.3 million for both the three and nine month periods as a result of an unrealized loss on derivative instruments recognized by a German venture that we acquired in April 2007. For the nine months ended September 30, 2008, these decreases were partially offset by income earned from investments acquired during 2007 and 2008 totaling $2.8 million.
Other Interest Income
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, other interest income decreased by $0.7 million and $3.2 million, respectively, primarily due to lower average interest rates earned on our cash and cash equivalents. In addition, during the second quarter of 2007, we received special distributions of $0.4 million from a tenant in which we hold warrant and stock positions.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
For the three months ended September 30, 2008 as compared to the same period in 2007, minority interest in income decreased by $3.5 million, primarily due to our minority interest partner’s share of impairment charges of $4.6 million at two properties in France, as described above. This decrease was partially offset by the impact of rent increases at several properties.
CPA®:15 9/30/2008 10-Q — 21

For the nine months ended September 30, 2008 as compared to the same period in 2007, minority interest in income decreased by $1.1 million, primarily due to the impact of our minority interest partner’s share of impairment charges of $4.6 million at two properties in France, as described above. This decrease was partially offset by the impact of our acquisition of controlling interests in two investments during 2007 as well as the impact of foreign currency exchange rates and rent increases at several properties.
Gain on Foreign Currency Transactions, Derivative Instruments and Other, Net
We have foreign investments in the European Union and as such are subject to the effects of exchange rate movements of the Euro and the British pound sterling. We are a net receiver of these foreign currencies and therefore benefit from a weaker U.S. dollar relative to the foreign currency. We recognize realized and unrealized foreign currency translation gains and losses upon the repatriation of cash from our foreign investments and due to changes in foreign currency exchange rates on accrued interest receivable on notes receivable from wholly-owned subsidiaries, respectively. In addition, from time to time, we may obtain equity enhancements in connection with transactions that may involve warrants exercisable at a future time to purchase stock of the tenant or borrower or their parent. These stock warrants are readily convertible to cash or provide for net settlement upon conversion, and as such, we recognize unrealized gains or losses on these common stock warrants and, if the warrants become exercisable and the value of the stock exceeds the exercise price of the warrant, we may exercise the warrants to obtain additional returns for our investors. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three months ended September 30, 2008 as compared to the same period in 2007, gain on foreign currency transactions, derivative instruments and other, net, decreased by $2.3 million, primarily due to cumulative unrealized losses totaling $1.8 million recognized due to changes in foreign currency exchange rates on notes receivable from international subsidiaries.
For the nine months ended September 30, 2008 as compared to the same period in 2007, gain on foreign currency transactions, derivative instruments and other, net, increased by $2.4 million, primarily due to an increase in net gains on foreign currency transactions of $1.1 million as a result of the repatriation of cash from our foreign investments and the recognition of a realized gain of $1.1 million as the result of the termination of a derivative instrument during the second quarter of 2008.
Interest Expense
For the three months ended September 30, 2008 as compared to the same period in 2007, interest expense remained stable.
For the nine months ended September 30, 2008 as compared to the same period in 2007, interest expense increased by $2.6 million, primarily due to the impact of fluctuations in foreign currency exchange rates and interest expense incurred in connection with new or refinanced non-recourse mortgage loans, which totaled $3.7 million and $0.7 million, respectively. These increases were partially offset by a reduction in interest expense as a result of making scheduled mortgage principal payments and paying our annual installment of deferred acquisition fees.
Provision for Income Taxes
For the three and nine months ended September 30, 2008 as compared to the same periods in 2007, provision for income taxes increased by $1.3 million and $2.7 million, respectively, primarily due to international investment activity in 2007 and 2008. Taxes on our foreign investments, primarily in France and Germany, comprise a significant portion of our tax provision. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments. Our provision for income taxes for the three months ended March 31, 2007 included an accrual for foreign income taxes totaling $0.6 million related to our 2005 and 2006 fiscal years (Note 2).
Discontinued Operations
For the three and nine months ended September 30, 2008, we recognized a loss from the operations of discontinued properties of $3.8 million and $3.4 million, respectively, primarily due to the recognition of an impairment charge of $4 million on two domestic properties that were held for sale as of September 30, 2008 to reduce the properties’ carrying values to the expected sale price.
For the three and nine months ended September 30, 2007, we earned income from the operations of discontinued properties of $0.8 million and $2.7 million, respectively, inclusive of minority interest in income of $0.4 million and $1.3 million, respectively.
Net Income
For the three and nine months ended September 30, 2008 as compared to 2007, the resulting net income decreased by $29.7 million and $19.2 million, respectively.
CPA®:15 9/30/2008 10-Q — 22

Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate from period to period due to a number of factors, which include the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Although our cash flows may fluctuate from period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Cash and cash equivalents totaled $145.3 million as of September 30, 2008, a decrease of $21.5 million from the December 31, 2007 balance. Our sources and uses of cash during the period are described below.
Operating Activities — One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. During the nine months ended September 30, 2008, we used cash flows from operating activities of $146.7 million to fund distributions to shareholders of $76 million, scheduled mortgage principal installments of $32.4 million and distributions to minority partners of $31.5 million. Distributions paid to shareholders include a special cash distribution of $10.2 million that was declared in December 2007 and paid in January 2008. The special distribution was funded with proceeds from certain asset sales in 2007. During the nine months ended September 30, 2008, we paid performance fees of $11.9 million in restricted shares of our common stock rather than in cash as a result of the advisor’s election to continue to receive performance fees in restricted stock. Cash flows from operating activities for the current period included the receipt of $9.1 million from the advisor in connection with its settlement with the SEC (Note 10). These settlement proceeds were received in April 2008 and were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008.
Investing Activities — Our investing activities are generally comprised of real estate transactions (purchases and sales) and the payment of our annual installment of deferred acquisition fees. During the nine months ended September 30, 2008, we contributed $8.7 million to a joint venture in connection with its purchase of real estate and used $8.4 million to fund capital improvements at several properties. We also paid our annual installment of deferred acquisition fees to the advisor of $8.4 million in January 2008. During the fourth quarter of 2007, we loaned $7.6 million to the advisor in connection with its acquisition of an interest in one of our investments. The advisor repaid the loan with interest in the first quarter of 2008. The loan represented the advisor’s share of funds from two joint ventures in which we and the advisor hold 54% and 46% interests, respectively, and which we consolidate. We also received proceeds of $1 million from the sale of a domestic property.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, we refinanced an existing $16.8 million non-recourse mortgage loan for $25 million. We also used $0.8 million of the proceeds from the sale of a domestic property to partially defease another existing non-recourse mortgage obligation. We received $14.4 million as a result of issuing shares through our dividend reinvestment and share purchase plan and used $35.8 million to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem during any rolling twelve-month period to a maximum of 5% of our total outstanding shares during that period. In addition, our ability to effect redemptions is subject to our having available cash to do so. We limit the cash we use for redemptions to the amount of proceeds we receive from the issuance of shares through our distribution reinvestment plan plus up to 1% of our operating cash flow from the prior fiscal year.
At the beginning of our redemption program, we redeemed shares at a price of $10.00 per share less a surrender charge. Once we began to obtain estimated annual net asset valuations of our portfolio, we redeemed shares at the most recently published estimated net asset value per share, as approved by our board of directors, less a surrender charge, which is currently fixed at 7%. We obtain estimated net asset valuations on an annual basis. As of the date of this report, our most recent estimated net asset value per share was $12.20, which is as of December 31, 2007. We calculate net asset value per share based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of the mortgages encumbering our assets, estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor), and an estimate of our other assets and liabilities as of the date of calculation. Our estimate of net asset value involves significant estimates and management judgments, and there can be no assurance that shareholders would realize $12.20 per share if we were to be liquidated today.
As noted above, our ability to effect redemptions is subject to our having sufficient available cash. We have recently experienced an increase in redemption requests as compared to prior years, which we believe is in part due to shareholders having greater liquidity needs in the wake of the current credit crisis. As of the date of this report, we have remaining availability to effect redemptions within the 5%
CPA®:15 9/30/2008 10-Q — 23

limit; however, if redemption requests increase materially, we may not be able to satisfy all redemption requests. As of September 30, 2008, redemptions totaled approximately 3% of total shares outstanding on a rolling twelve-month period.
Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2008 and 2007, respectively (dollars in thousands).

	September 30,
	2008	2007
Balance
Fixed rate	$1,510,070	$1,538,821
Variable rate (a)	364,849	374,593

Total	$1,874,919	$1,913,414

Percent of total debt
Fixed rate	81%	80%
Variable rate (a)	19%	20%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	6.0%	6.0%
Variable rate (a)	5.4%	5.4%

(a)	Included in variable rate debt at September 30, 2008 is (i) $197.1 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $167.7 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. There are no interest rate resets scheduled in the next twelve months.
Cash Resources
As of September 30, 2008, our cash resources consisted of cash and cash equivalents of $145.3 million. Of this amount, $54.7 million, based on exchange rates as of September 30, 2008, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have currently unleveraged properties that had an aggregate carrying value of $35.7 million as of September 30, 2008. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
We expect cash flows from operating activities to be affected by several factors during the next twelve months, including scheduled rent increases on several properties during 2008 and 2009, which should result in additional cash flow from operations, and our investment in a German joint venture in August 2008. The advisor’s election for 2008 to continue to receive performance fees in restricted shares has had a positive impact on cash flows from operating activities; however, the advisor has not yet made an election for 2009.
We consolidate a venture that had $116.6 million of non-recourse mortgage debt as of September 30, 2008, inclusive of minority interest of $29.1 million, that matures in 2015. Under the loan agreement, the tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8.5 million, inclusive of minority interest of $2.1 million, which it released to us in May 2008 as a result of the tenant’s renewed compliance with these loan covenants.
Cash Requirements
During the next twelve months, cash requirements will include scheduled mortgage principal payments, paying distributions to shareholders and minority partners as well as other normal recurring operating expenses. Balloon payments totaling $101.7 million, inclusive of minority interest of $52.3 million, will be due during the next twelve months, comprised of $67.9 million due during the first quarter of 2009, inclusive of minority interest of $39.9 million; $18.6 million due during the second quarter of 2009, inclusive of minority interest of $12.4 million; and $15.2 million due during the third quarter of 2009. We and our minority interest partner are currently seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments.
We also expect to seek to use our cash to invest in new properties to further diversify our portfolio and expect to maintain cash balances sufficient to meet working capital needs. We expect cash flows from operations to be sufficient to meet operating cash flow objectives during the next twelve months.
CPA®:15 9/30/2008 10-Q — 24

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2008 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Non-recourse debt — Principal	$1,874,919	$145,546	$230,851	$279,946	$1,218,576
Deferred acquisition fees — Principal	14,046	6,903	5,721	1,422	—
Interest on non-recourse debt and deferred acquisition fees (a)	660,908	106,545	191,745	155,503	207,115
Subordinated disposition fees (b)	6,041	—	—	6,041	—
Operating and other lease commitments (c)	27,495	1,982	3,894	3,981	17,638

	$2,583,409	$260,976	$432,211	$446,893	$1,443,329

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of September 30, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total approximately $35.7 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2008. As of September 30, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated joint ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, all of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at September 30, 2008 is presented below (dollars in thousands):

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$26,156	$11,070	2/2011
Del Monte Corporation	50%	15,358	10,730	8/2011
Petsmart, Inc.	30%	70,720	40,291	12/2011
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a)(b)	33%	56,786	28,464	8/2015
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a)(c)	50%	42,313	23,673	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,300	6,792	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a)(d)(e)	38%	544,536	409,824	4/2017
Hologic, Inc	64%	28,366	15,707	5/2023
The Talaria Company (Hinckley)	30%	57,603	31,948	6/2025
Marriott International, Inc.	47%	133,356	—	N/A
Schuler A.G. (a) (e)	34%	75,144	—	N/A

		$1,061,638	$578,499

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2008.

(b)	We acquired our interest in this investment during 2008.

(c)	This tenant filed for bankruptcy protection in Germany in November 2008.

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes related minority interest that is redeemable by the unaffiliated third party (Note 6). The note receivable and minority interest have a carrying value as of September 30, 2008 of $340.1 million and $388.2 million, respectively.

(e)	We acquired our interest in this investment during 2007.
CPA®:15 9/30/2008 10-Q — 25

ITEM 3. — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements with counterparties that effectively convert the variable rate debt service obligations of the loan to a fixed rate. These interest rate swaps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Our objective in using derivatives is to limit our exposure to interest rate movements. At September 30, 2008, the net fair value of our interest rate swaps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, was $6.9 million, inclusive of minority interest of $1.7 million (Note 8).
In connection with a German transaction in April 2007, two ventures in which we have a total effective ownership interest of 38% obtained participation rights in two interest rate swaps obtained by the lender of the non-recourse mortgage financing on the transaction. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss (not our proportionate share) of $3 million during the nine months ended September 30, 2008. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. Certain of our affiliates purchased subordinated interests totaling $24.1 million, in which we acquired a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of September 30, 2008, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2008, our total interest in CCMT had a fair value of $9.8 million, a reduction of $1.4 million from the fair value at December 31, 2007. The decrease is primarily due to the deterioration in the credit markets subsequent to December 31, 2007.
At September 30, 2008, all of our long-term debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2008 ranged from 4.3% to 10%. The annual interest rates on our variable rate debt at September 30, 2008 ranged from 5.1% to 6.9%. Our debt obligations are more fully described in Financial Condition above. The
CPA®:15 9/30/2008 10-Q — 26

following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2008 (in thousands).

	2008	2009	2010	2011	2012	Thereafter	Total
Fixed rate debt	$8,821	$148,365	$60,998	$148,541	$128,219	$1,015,126	$1,510,070
Variable rate debt	$2,238	$9,915	$10,895	$11,851	$12,973	$316,977	$364,849
A change in interest rates of 1% would increase or decrease the combined fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements by an aggregate of $84.5 million. A change of 1% in annual interest rates would have no current impact on interest expense as all of the debt classified as variable rate debt in the tables above has been converted to fixed rates through the use of interest rate swap agreements or bore interest at fixed rates as of September 30, 2008 but has interest rate reset features that will change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We have investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are currently a net receiver of these currencies (we receive more cash then we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. We recognized net realized foreign currency translation gains of $2.3 million and $5 million for the three and nine months ended September 30, 2008, respectively. We recognized net unrealized foreign currency translation losses of $2.3 million and $1 million for the three and nine months ended September 30, 2008, respectively. Such gains and losses are included in the consolidated financial statements and are primarily due to changes in foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Other
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transaction, which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2008, warrants issued to us were classified as derivative instruments and had an aggregate fair value of $1.3 million.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2008 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 9/30/2008 10-Q — 27

PART II
Item 1. — Legal Proceedings
As of September 30, 2008, we were not involved in any material litigation. For a description of the advisor’s settlement of the SEC investigation, please refer to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC.
In addition, we note the following:
The Maryland Securities Commission has previously sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and us relating to the matters relating to us in connection with the previously settled SEC investigation referred to in Note 10. While it is possible that Maryland or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceedings, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described in Note 10.
Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2008, we issued 323,858 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $12.20 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof. We previously reported other sales of unregistered shares during the past three years in our prior filings.
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	2,224	$11.35	N/A	N/A
August	—	—	N/A	N/A
September	1,347,277	11.35	N/A	N/A

Total	1,349,501

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by our distribution reinvestment and stock purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. — Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith
CPA®:15 9/30/2008 10-Q — 28

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated

Date 11/14/2008	By:	/s/ Mark J. DeCesaris

Mark J. DeCesaris
Managing Director and acting Chief Financial Officer
(Principal Financial Officer)

Date 11/14/2008	By:	/s/ Thomas J. Ridings

Thomas J. Ridings
Executive Director and Chief Accounting Officer
(Principal Accounting Officer)
CPA®:15 9/30/2008 10-Q — 29