Form 10-K
period 2008-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2009-03-26
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 121,710,676 shares of common stock at June 30, 2008.
As of March 18, 2009, there are 126,955,911 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2009 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. “Risk Factors” of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.
As used in this Report, the terms “we,” “us” and “our” include Corporate Property Associates 15 Incorporated, its consolidated subsidiaries and predecessors, unless otherwise indicated.
CPA®:15 2008 10-K — 1

PART I
Item 1. Business.
(a) General Development of Business
Overview
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses (referred to as triple-net leases). We generally seek to include in our leases:
—	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;

—	indemnification for environmental and other liabilities;

—	operational or financial covenants of the tenant; and

—	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment acquisition related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses. The advisor also serves in this capacity for Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), collectively, including us, the “CPA® REITs”.
We were formed as a Maryland corporation in February 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1 billion in gross offering proceeds. Through December 31, 2008, we have also issued 10,772,638 shares ($113.4 million) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our properties. We have repurchased 12,308,293 shares ($129.2 million) under our redemption plan from inception through December 31, 2008.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. As of December 31, 2008, we had no employees. The advisor employs 154 individuals who are available to perform services for us.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. Refer to the “Segment Information” footnote in the consolidated financial statements for financial information about this segment.
CPA®:15 2008 10-K — 2

(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or developed or that will be developed within a reasonable time after acquisition.
Our primary objectives are to:
—	own a diversified portfolio of triple-net leased real estate;

—	fund distributions to shareholders; and

—	increase our equity in our real estate by making regular mortgage principal payments.
We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our Portfolio
As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 367 properties leased to 82 tenants, totaling approximately 32 million square feet (on a pro rata basis) and an occupancy rate of approximately 99%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
South	$53,213	19%	$2,779	7%
West	50,778	17	6,769	17
Midwest	42,536	14	4,133	11
East	38,998	13	5,917	15

Total U.S.	185,525	63	19,598	50

International
Europe (c)	109,402	37	19,298	50

Total	$294,927	100%	$38,896	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Reflects investments in France, Germany, Finland, Poland, the United Kingdom, Belgium and Ireland.
CPA®:15 2008 10-K — 3

Property Diversification
Information regarding our property diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Office	$80,087	27%	$316	1%
Industrial	54,859	19	14,378	37
Warehouse/distribution	47,652	16	3,450	9
Retail	45,719	15	12,343	32
Other properties (c)	38,069	13	—	—
Self-storage	28,541	10	—	—
Hospitality	—	—	8,409	21

Total	$294,927	100%	$38,896	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Other properties include healthcare; education and childcare; and leisure, amusement and entertainment properties.
Tenant Diversification
Information regarding our tenant diversification as of December 31, 2008 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (c)	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Retail trade	$66,712	23%	$16,804	43%
Electronics	39,595	13	2,123	5
Healthcare, education and childcare	24,227	8	—	—
Leisure, amusement, entertainment	19,263	7	—	—
Buildings and real estate	18,551	7	—	—
Construction and building	16,034	5	623	2
Business and commercial services	15,874	5	—	—
Aerospace and defense	14,742	5	—	—
Chemicals, plastics, rubber, and glass	11,831	4	—	—
Automobile	10,491	4	3,609	9
Federal, state and local government	10,138	3	—	—
Transportation — personal	9,990	3	—	—
Insurance	8,921	3	—	—
Hotels and gaming	—	—	8,409	22
Machinery	1,349	1	2,420	6
Other (d)	27,209	9	4,908	13

Total	$294,927	100%	$38,896	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.

(c)	Based on the Moody’s classification system and information provided by the tenant.
CPA®:15 2008 10-K — 4

(d)	Includes revenue from tenants in our consolidated investments in the following industries: telecommunications (1.9%), consumer and durable goods (1.5%), media: printing and publishing (1.5%), beverages, food and tobacco (1.3%), grocery (1.2%), consumer and non-durable goods (0.6%), forest products and paper (0.6%), mining, metals and primary metals (0.4%), and transportation-cargo (0.3%).
Lease Expirations
As of December 31, 2008, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2009	$—	—%	$—	—%
2010	13,985	5	—	—
2011	23,913	8	—	—
2012	4,470	2	—	—
2013	8,937	3	—	—
2014	20,824	7	—	—
2015	10,139	3	—	—
2016	10,950	4	1,764	5
2017	5,975	2	623	2
2018	28,624	10	—	—
2019 – 2023	79,343	27	16,109	41
2024 – 2028	71,590	24	4,423	11
2029 and thereafter	16,177	5	15,977	41

Total	$294,927	100%	$38,896	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2008.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2008 from equity investments in real estate.
Asset Management
We believe that effective management of our net lease assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling properties and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also relies on third party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
Our intention is to consider alternatives for providing liquidity for our shareholders generally after eight years following the investment of substantially all of the net proceeds from our initial public offering. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs) or another transaction approved by our board of directors. While we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including
CPA®:15 2008 10-K — 5

a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and U.S. federal income tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgage loans are non-recourse and bear interest at fixed rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of all of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
A majority of our financing may require us to make a lump-sum or “balloon” payment at maturity. Because of current conditions in credit markets, refinancing is at present very difficult. Scheduled balloon payments for the next five years are as follows (in thousands):

2009	$54,559	(a)
2010	24,371
2011	105,750	(b)
2012	133,490
2013	104,643

(a)	Inclusive of minority interest of $12.4 million.

(b)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $21.3 million.
We and our minority interest partner are currently seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments, if necessary.
Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition.
Most of our properties are subject to long-term net leases and were acquired through sale-leaseback transactions in which we acquire properties from companies that simultaneously lease the properties back from us. These sale-leaseback transactions provide the lessee company with a source of capital that is an alternative to other financing sources such as corporate borrowing, mortgaging real property, or selling shares of its stock.
Our sale-leaseback transactions may occur in conjunction with acquisitions, recapitalizations or other corporate transactions. We may act as one of several sources of financing for these transactions by purchasing real property from the seller and net leasing it back to the seller or its successor in interest (the lessee).
CPA®:15 2008 10-K — 6

In analyzing potential net lease investment opportunities, the advisor reviews all aspects of a transaction, including the creditworthiness of the tenant or borrower and the underlying real estate fundamentals, to determine whether a potential acquisition satisfies our investment criteria. The advisor generally considers, among other things, the following aspects of each transaction:
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower will often be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor or the investment committee of the advisor. Creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a mission-critical lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest will be leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor will generally seek to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI or other similar indices for the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults, or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor also considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the United States.
Transaction Provisions that Enhance and Protect Value — The advisor attempts to include provisions in our leases that require our consent to specified tenant activity, require the tenant to provide indemnification protections, or require the tenant to satisfy specific operating tests. These provisions may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security.
CPA®:15 2008 10-K — 7

However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
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
Investment Decisions — The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of other than long-term net leases, a cap of 5% of our estimated net asset value). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion as to which CPA® REIT or REITs will hold the investment. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
—	Nathaniel S. Coolidge (Chairman) — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.

—	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.

—	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.

—	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.

—	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.

—	George E. Stoddard — Former officer-in-charge of the direct placement department of The Equitable Life Assurance Society of the United States and our former chief investment officer.

—	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.

—	Dr. Karsten von Köller — Currently chairman of Lone Star Germany. Former chairman and member of the board of managing directors of Eurohypo AG, Frankfurt am Main, Germany.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2008, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 10% of our total lease revenue, inclusive of minority interest.
Competition
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there has been a decrease in such competition as a result of the continued deterioration in the credit and real estate financing markets. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
CPA®:15 2008 10-K — 8

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
While we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, no assurance can be given that we have performed such assessments on all of our properties or that the environmental assessments we do perform will disclose all potential environmental liabilities. We may purchase a property that contains hazardous materials in the building or that is known to have or be near soil or groundwater contamination. In addition, new environmental conditions, liabilities or compliance concerns may arise or be discovered during our ownership.
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
As a result of all of the foregoing, we have incurred in the past, and will incur in the future, costs to investigate environmental matters and to address environmental conditions, liabilities and compliance concerns. Although we do not currently anticipate incurring any material liabilities in connection with environmental matters, we cannot assure you that future environmental costs and liabilities will not be material or will not adversely affect our business.
Transactions with Affiliates
We may enter into transactions with our affiliates, including the other CPA® REITs, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions may take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction.
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
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such “equity interests” are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property that the advisor believes will appreciate in value or increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”), which means that the securities have not been registered with the SEC and are subject to restrictions on sale or transfer. Under this rule, we may be prohibited from reselling the equity securities until we have fully paid for and held the securities for a period between six months to one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on many factors, including the success of its operations.
CPA®:15 2008 10-K — 9

We will exercise warrants or other rights to purchase stock generally if the value of the stock at the time the rights are exercised exceeds the exercise price. Payment of the exercise price will not be deemed an investment subject to the above described limitations. We may borrow funds to pay the exercise price on warrants or other rights or may pay the exercise price from funds held for working capital and then repay the loan or replenish the working capital upon the sale of the securities or interests purchased. We will not consider paying distributions out of the proceeds of the sale of these interests until any funds borrowed to purchase the interest have been fully repaid.
We will not invest in real estate contracts of sale unless the contracts are in recordable form and are appropriately recorded in the applicable chain of title.
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code (the “Code”). Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (including a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an “investment company.” The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information about Geographic Areas
See “Our Portfolio” above and the “Segment Information” footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
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
We will supply to any shareholder, upon written request and without charge, a copy of the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
Item 1A. Risk Factors.
Our business, results of operations, financial condition or our ability to pay distributions at the current rate could be materially adversely affected by the conditions below. The risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from those in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot completely assure you that the factors described below list all material risks to us at any specific point in time.
Future results may be affected by risks and uncertainties including the following:
CPA®:15 2008 10-K — 10

The current financial and economic crisis could adversely affect our business.
The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress at our tenants, with several recently having filed for bankruptcy and higher levels of redemption requests by shareholders than in the past. Depending on how long and how severe this crisis is, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies, and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels and our ability to satisfy redemption requests.
Deterioration in the credit markets could adversely affect our ability to finance or refinance investments and the ability of our tenants to meet their obligations which could affect our ability to make distributions.
Due in large part to the deterioration in credit markets domestically and internationally, available liquidity, including through collateralized debt obligations (“CDOs”) and other securitizations, significantly declined during 2008 and remains depressed as of the date of this Report.
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
We are subject to the risks of real estate ownership which could reduce the value of our properties.
Our performance and asset value is subject, in part, to risks incident to the ownership and operation of real estate, including:
—	changes in the general economic climate;

—	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

—	changes in interest rates and the availability of financing; and

—	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
International investments involve additional risks.
We have invested in and may continue to invest in properties located outside the U.S. As of December 31, 2008, our directly owned real estate properties located outside of the U.S. represented 37% of annualized contractual lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
—	Changing governmental rules and policies;

—	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

—	Expropriation;

—	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

—	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws including tax requirements, land use, zoning laws, and environmental laws;

—	Adverse market conditions caused by changes in national or local economic or political conditions;

—	Changes in relative interest rates;

—	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies; and

—	Changes in real estate and other tax rates and other operating expenses in particular countries.
CPA®:15 2008 10-K — 11

In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe, and the advisor has little or no expertise in other international markets. The advisor may not be as familiar with the potential risks to our investments outside the U.S. and Europe and we may incur losses as a result.
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
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 — “Business — Our Portfolio” for scheduled lease expirations.
We may recognize substantial impairment charges on our properties.
We may incur substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to our shareholders. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss. For 2008, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 10% of our total lease revenue, inclusive of minority interest.
The bankruptcy or insolvency of tenants may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
—	the loss of lease payments;

—	an increase in the costs incurred to carry the property;

—	a reduction in the value of our shares; and

—	a decrease in distributions to our shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases,
CPA®:15 2008 10-K — 12

terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
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
We and other CPA® REITs managed by the advisor or its affiliates have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
Similarly, if a borrower under one of our loan transactions declares bankruptcy, there may not be sufficient funds to satisfy its payment obligations to us, which may adversely affect our revenue and distributions to our shareholders. The mortgage loans in which we may invest and the mortgage loans underlying the mortgage-backed securities in which we may invest may be subject to delinquency, foreclosure and loss, which could result in losses to us.
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
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a predetermined fixed price or based on the market value at the time of exercise, or it may be based on a formula. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Liability for uninsured losses could adversely affect our financial condition.
Losses from disaster-type occurrences (such as wars, terrorist activities, floods or earthquakes) may be either uninsurable or not insurable on economically viable terms. Should an uninsured loss or a loss in excess of the limits of our insurance occur, we could lose our capital investment and/or anticipated profits and cash flow from one or more investments, which in turn could cause the value of the shares and distributions to our shareholders to be reduced.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of the assets. You have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. You must rely entirely on the management ability of the advisor and the oversight of our board of directors. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We
CPA®:15 2008 10-K — 13

cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the same extent that it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Activities in which a conflict could arise between us and the advisor include:
—	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;

—	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;

—	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;

—	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;

—	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;

—	disposition, incentive and termination fees, which are based on the sale price of properties, may cause a conflict between the advisor’s desire to sell a property and our plans to hold or sell the property; and

—	whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
We have limited independence from the advisor.
All of our management functions are performed by officers of the advisor pursuant to our contract with the advisor. Members of our board of directors include individuals who are officers and directors of the advisor. Our independent directors are initially selected through a process that includes significant input from the advisor and also serve as the independent directors of other advisor-sponsored REITs. As a result of the foregoing, we have limited independence from the advisor. This limited independence, combined with the advisor’s limited equity interests in us, may exacerbate the conflicts of interest described in this section because of the substantial control that the advisor has over us and because of its economic incentives that may differ from those of our shareholders.
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
WPC and Carey Financial, LLC (“Carey Financial”) have settled a previously disclosed SEC investigation. If other actions are brought against WPC or Carey Financial, we could be adversely affected.
In early 2008, WPC and Carey Financial settled all matters relating to a previously disclosed SEC investigation, including matters relating to payments by us and certain other CPA® REITs during 2000-2003 to broker-dealers that distributed our shares (the “advisor’s SEC Settlement”). Under the settlement, WPC was required to cause payments to be made to the affected CPA® REITs of $20 million and paid a civil monetary penalty of $10 million. Our portion of these payments was $9.1 million and is reflected in our results of operations for 2008. Also, in connection with implementing the settlement, a federal court injunction was entered against WPC and Carey Financial enjoining them from violating a number of provisions of the federal securities laws. Any further violation of these laws by WPC or Carey Financial could result in civil remedies, including sanctions, fines and penalties, which may be more severe than if the violation had occurred without the injunction being in place. Additionally, if WPC or Carey Financial breaches the terms of the injunction, the SEC may petition the court to vacate the settlement and restore the SEC’s original action to the active docket for all purposes.
CPA®:15 2008 10-K — 14

The settlement is not binding on other regulatory authorities. In that regard, certain state securities regulators have sought additional information from WPC and/or its affiliates and could seek to commence proceedings or take action against WPC or its affiliates on the basis of the settlement or otherwise. Any actions that adversely affect WPC or Carey Financial may also have a material adverse effect on us because of our dependence on our advisor and its affiliates for a broad range of services. In addition, such actions could adversely affect our ability to continue to allow our shareholders to elect to have their cash distributions reinvested in additional shares pursuant to our distribution reinvestment plan.
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
Appraisals that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The appraisals that we obtain on our properties may be based on the value of the properties when the properties are leased. If the leases on the properties terminate, the value of the properties may fall significantly below the appraised value.
We are not required to meet any diversification standards; therefore, our investments may become subject to concentration of risk.
Subject to our intention to maintain our qualification as a REIT, there are no limitations on the number or value of particular types of investments that we may make. Although we attempt to do so, we are not required to meet any diversification standards, including geographic diversification standards. Therefore, our investments may become concentrated in type or geographic location, which could subject us to significant concentration of risk with potentially adverse effects on our investment objectives.
Our use of debt to finance investments could adversely affect our cash flow and distributions to shareholders.
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default and over which we have no control, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business, so if real estate values decline or a tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distributions to our shareholders, to be reduced.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. Because of the current conditions in the credit market, refinancing is at present very difficult. See Item 1 — “Business — Our Portfolio — Financing Strategies.”
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
CPA®:15 2008 10-K — 15

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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010), under current law. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate distributions could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
Our distributions may exceed our earnings.
The amount of any distributions we may make is uncertain. It is possible that we could make distributions in excess of our earnings and profits and, accordingly, that such distributions could constitute a return of capital for U.S. federal income tax purposes. It is also possible that we will make distributions in excess of our income as calculated in accordance with U.S. GAAP. We may incur indebtedness if necessary to satisfy the REIT requirement that we distribute at least 90% of our net taxable income, excluding net capital gains, and to avoid the payment of income and excise taxes.
The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (including a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
In addition, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net taxable income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Potential liability for environmental matters could adversely affect our financial condition.
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
—	Responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants.

—	Liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property.
CPA®:15 2008 10-K — 16

—	Responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by requiring tenants contractually to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us.
The returns on our investments in net leased properties may not be as great as returns on equity investments in real properties during strong real estate markets.
As an investor in single tenant, long-term net leased properties, the returns on our investments are based primarily on the terms of the lease. Payments to us under our leases do not rise and fall based upon the market value of the underlying properties. In addition, we generally lease each property to one tenant on a long-term basis, which means that we cannot seek to improve current returns at a particular property through an active, multi-tenant leasing strategy. While we will sell assets from time to time and may recognize gains or losses on the sales based on then-current market values, we generally intend to hold our properties on a long-term basis. We view our leases as fixed income investments through which we seek to achieve attractive risk-adjusted returns that will support a steady dividend. The value of our assets will likely not appreciate to the same extent as equity investments in real estate during periods when real estate markets are very strong. Conversely, in weak markets, the existence of a long-term lease may positively affect the value of the property, although it is nonetheless possible that, as a result of property declines generally, we may recognize impairment charges on some properties.
A potential change in United States accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.
Under Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In 2005, the SEC conducted a study of off-balance-sheet financing that, among other areas, included lease accounting. This study raised concerns that the current accounting model does not clearly portray the resources and obligations arising from long-term lease transactions with sufficient transparency. In July 2006, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board announced a joint project to re-evaluate lease accounting. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt the fair value accounting provisions of SOP 07-1.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, SOP 07-1 includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, FASB Staff Position (“FSP”) SOP 07-1-1 was issued to delay indefinitely the effective date of SOP 07-1 and prohibit adoption of SOP 07-1 for an entity that has not early adopted SOP 07-1 before issuance of the final FSP. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.
CPA®:15 2008 10-K — 17

While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of SOP 07-1. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
—	limitations on capital structure;

—	restrictions on specified investments;

—	prohibitions on transactions with affiliates; and

—	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
In general, we expect to be able to rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act. In order to qualify for this exemption, at least 55% of our portfolio must be comprised of real property and mortgages and other liens on an interest in real estate (collectively, “qualifying assets”) and at least 80% of our portfolio must be comprised of real estate-related assets. Qualifying assets include mortgage loans, mortgage-backed securities that represent the entire ownership in a pool of mortgage loans, and other interests in real estate. In order to maintain our exemption from regulation under the Investment Company Act, we must continue to engage primarily in the business of buying real estate.
To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income or loss generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company, we would be prohibited from engaging in our business as currently contemplated because the Investment Company Act imposes significant limitations on leverage. In addition, we would have to seek to restructure the advisory agreement because the compensation that it contemplates would not comply with the Investment Company Act. Criminal and civil actions could also be brought against us if we failed to comply with the Investment Company Act. In addition, our contracts would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
There is not, and may never be, an active public trading market for our shares, so it will be difficult for shareholders to sell shares quickly.
There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our redemption plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
Maryland law could restrict change in control.
Provisions of Maryland law applicable to us prohibit business combinations with:
—	any person who beneficially owns 10% or more of the voting power of outstanding shares, referred to as an interested shareholder;

—	an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our outstanding shares, also referred to as an interested shareholder; or

—	an affiliate of an interested shareholder.
CPA®:15 2008 10-K — 18

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
Shareholders’ equity interests may be diluted
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (1) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into our common stock, (3) issue common stock in a private placement to institutional investors, or (4) issue shares of common stock to our directors or to WPC and its affiliates for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal offices are located at 50 Rockefeller Plaza, New York, NY 10020. The lease for our primary corporate office space expires in 2016. We believe that this lease is suitable for our operations for the foreseeable future. We also maintain regional offices in Dallas, Texas; Amsterdam, the Netherlands; and London, United Kingdom.
See Item 1, “Business — Our Portfolio” for a discussion of the properties we hold and Part II, Item 8, “Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation” for a detailed listing of such properties.
Item 3. Legal Proceedings.
As of December 31, 2008, we were not involved in any material litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.
CPA®:15 2008 10-K — 19

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. As of March 18, 2009, there were 39,002 holders of record of our common stock.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared for the past two years are as follows:

	2008	2007
First quarter	$0.1704	$0.1654
Second quarter	0.1719	0.1664
Third quarter	0.1736	0.1679
Fourth quarter	0.1743	0.1694	(a)

	$0.6902	$0.6691

(a)	Excludes a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our board of directors in connection with the sale of two properties.
Unregistered Sales of Equity Securities
For the three months ended December 31, 2008, we issued 326,947 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $12.20 per share, which was our published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2008 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October	—	$—	N/A	N/A
November	—	—	N/A	N/A
December	1,879,770	11.35	N/A	N/A

Total	1,879,770

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share purchase plan and other factors at the discretion of our board of directors. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:15 2008 10-K — 20

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands except per share amounts)

	Years ended December 31,
	2008	2007		2006	2005	2004 (a)
Operating Data (b)
Total revenues	$306,461	$293,286		$280,611	$202,922	$132,535
Income from continuing operations	32,669	69,464	(c)	37,505	39,678	38,438
Basic earnings from continuing operations per share	0.25	0.54		0.29	0.31	0.34
Net income	28,694	87,190		66,635	43,809	38,886
Earnings per share	0.22	0.68		0.52	0.35	0.34
Cash distributions paid	98,153	85,327		82,850	80,475	67,797
Cash distributions declared per share	0.6902	0.6691	(d)	0.6516	0.6386	0.6306
Payment of mortgage principal (e)	42,662	54,903		30,339	26,272	13,206

Balance Sheet Data
Total assets	$3,189,205	$3,464,637		$3,336,296	$2,856,501	$2,718,396
Long-term obligations (f)	1,819,443	1,943,724		1,873,841	1,510,933	1,350,764

(a)	Includes the impact of the Merger in September 2004.

(b)	Certain prior year balances have been retroactively adjusted as discontinued operations.

(c)	Includes a net gain of $12.4 million on the sale of a property by an equity investment in real estate.

(d)	Excludes a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record as of December 31, 2007.

(e)	Represents scheduled mortgage principal paid, excluding balloon payments.

(f)	Represents mortgage obligations and deferred acquisition fee installments.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Overview
Business Overview
As described in more detail in Item 1 of this Report, we are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 367 properties leased to 82 tenants, totaling approximately 32 million square feet (on a pro rata basis) and an occupancy rate of approximately 99%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC and its subsidiaries.
Highlights
•	Incurred impairment charges totaling $42.1 million, inclusive of minority interest of $7.6 million, on several properties to reduce the properties’ carrying values to their estimated fair values. Included in total impairment charges is $1.3 million related to two equity investments in real estate.

•	Four tenants declared bankruptcy during 2008. These tenants contributed 2% of our annual lease revenue and income from equity investments in real estate as of December 31, 2008. We have not received indications from these tenants whether they will affirm their leases with us.

•	Contributed $19.3 million to a venture that purchased properties in Germany.

•	Refinanced two existing non-recourse mortgage loans totaling $76.7 million for $68 million, inclusive of minority interest of $39.9 million and $28.7 million, respectively.
CPA®:15 2008 10-K — 21

•	In connection with the advisor’s SEC Settlement, recognized income of $9.1 million in March 2008 which is reflected as “Advisor settlement” in the consolidated financial statements. We received payment in cash of this amount from the advisor in April 2008.

•	Sold four properties for total proceeds of $12 million, net of selling costs, and realized a total net gain of $0.7 million after recognition of an impairment charge. In connection with these sales, we prepaid or defeased existing non-recourse mortgage financing totaling $12.3 million.

•	Our estimated net asset value as of December 31, 2008 was adjusted downward to $11.50 per share from $12.20 per share based on the December 31, 2007 valuation.

•	Our quarterly cash distribution increased to $0.1743 per share for the fourth quarter of 2008, which annualizes to $0.70 per share.
Financial Highlights
(in thousands)

	Years ended December 31,
	2008	2007	2006
Total revenues	$306,461	$293,286	$280,611
Net income (a)	28,694	87,190	66,635
Cash flow from operating activities	180,789	162,985	144,818

(a)	Net income for 2008 reflects the recognition of impairment charges totaling $42.1 million, inclusive of minority interest of $7.6 million and impairment charges on equity investments in real estate of $1.3 million, partially offset by income of $9.1 million related to the advisor’s settlement of an SEC investigation (“SEC Settlement”). Net income for 2007 included gains on sale totaling $22.1 million, inclusive of minority interest of $6.9 million, and our share of net gains recognized by an unconsolidated venture of $12.4 million. Net income for 2006 included gains on sale totaling $48.9 million, inclusive of minority interest of $16.4 million, partially offset by impairment charges and prepayment penalties totaling $44.9 million, inclusive of minority interest of $22.3 million.
Management considers the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Management evaluates our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Developments and Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 continued and substantially worsened in 2008, resulting in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. The primary effects of this crisis on our business through December 31, 2008 have been difficulty in obtaining financing or refinancing for our investments, increased levels of financial distress at our tenants, with several recently filing for bankruptcy and higher levels of redemption requests by shareholders than in the past. It is also more difficult to re-tenant or sell properties in the current environment due to the lack of available financing. The level of market volatility necessarily renders any discussion of current trends highly uncertain. Nevertheless, our view as of the date of this Report of current trends is presented below:
Financing Conditions
The real estate financing markets continued to deteriorate during 2008, and we believe they are worse at the date of this Report than at any point during 2008. Current market conditions make it increasingly difficult to finance investments both domestically and internationally. We expect these conditions to continue in the near term and cannot predict when these markets will recover. Such conditions may affect our ability to obtain financing if we seek to obtain new financing on existing investments or make additional investments. At present, financing for larger transactions and for certain property types is not available. Such conditions may also affect our ability to sell assets.
The deterioration in the real estate financing markets has also made refinancing debt extremely difficult. All of our property level debt is non-recourse, which means that if we default on a mortgage obligation our exposure is generally limited to the equity we have
CPA®:15 2008 10-K — 22

invested in that property. Balloon payments totaling $54.6 million (inclusive of minority interest of $12.4 million) will be due during 2009. While we will look to refinance the majority of the scheduled balloon payments, we believe that we have sufficient cash resources to make these payments, if necessary.
Commercial Real Estate
Over the last several years, commercial real estate values rose significantly as a result of the relatively low long-term interest rate environment and aggressive credit conditions. As a result of worsening credit conditions during 2008, we are seeing asset values decline across all asset types and also currently expect individual tenant credits to deteriorate as a result of current market conditions. In addition, falling asset values combined with difficult financing conditions will make it more difficult for us in situations where we need to re-tenant or sell properties. We generally enter into long term leases with our tenants to mitigate the impact that fluctuations in interest rates have on the values of our real estate assets.
We calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments (see “Financing Activities” below). As a result of market conditions worsening during 2008, our estimated net asset value per share as of December 31, 2008 decreased to $11.50, a 5.7% decline from our December 31, 2007 value of $12.20.
Corporate Defaults
We expect that corporate defaults may increase during 2009, which will require more intensive management of the assets we own. We believe that our emphasis on ownership of assets that are critically important to a tenant’s operations mitigates, to some extent, the risk of a tenant defaulting on its lease upon filing for bankruptcy protection. In addition, we have attempted to diversify our portfolio by tenant and tenant industry to mitigate the effect of tenant defaults. However, even where defaults do not occur, a tenant’s credit profile may deteriorate, which in turn could affect the value of the lease asset and may require us to incur impairment charges on properties we own, even where the tenant is continuing to make the required lease payments. Furthermore, a tenant may reject our lease in bankruptcy, which could subject us to losses as the property may be worth less without the lease. Currently, four of our tenants, including two tenants that lease properties from unconsolidated ventures, are operating under bankruptcy protection. These tenants, who operate in the retail, cargo transportation and automotive industries, contributed a total of $5.7 million, or 2%, of our annual lease revenue and income from equity investments in real estate for 2008 and have an aggregate carrying value of $63.1 million as of December 31, 2008. We have not received indications from these tenants whether they will affirm their leases.
We closely monitor tenant performance for our portfolio through review of financial statements, meetings with management and review of financial covenant compliance where we have financial covenants. We have seen an increase in the level of stress of tenants in certain industries, including, among others, the automotive parts, home building materials and food industries. We have also seen that consumer-related industries are feeling the effects of the slowing economy, as well as businesses that have operated with relatively higher levels of leverage. We believe that our portfolio is reasonably well diversified and does not contain any unusual concentrations of individual tenant credit risk. Our portfolio does not have a significant concentration of tenants in the financial services industry.
We also closely monitor rent delinquencies as a precursor to a potential default. We have seen a small increase in rent delinquencies recently and have devoted additional resources to enhance tenant monitoring and rent collection activities. Nevertheless, we expect in the next year that there may be additional corporate defaults in our portfolio.
Redemptions
We are experiencing higher levels of share redemptions, which consume cash. While we were able to satisfy all investor redemption requests in 2008, if investor redemption requests continue to increase in 2009, under the terms of our current redemption plan some redemption requests in 2009 may not be able to be fulfilled in the quarter in which they are received, if at all.
Consumer Price Index (“CPI”)
Our leases generally have rent increases based on formulas indexed to increases in the CPI or other similar indices for the jurisdiction in which the property is located. While inflation rates in the U.S. and the Euro zone have generally increased in recent history, these rates are currently declining rapidly, which we expect will result in a reduction in rent increases in our portfolio in the future.
Exchange Rate Movements
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro, which accounted for approximately 37% of annualized lease revenue at December 31, 2008. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the strengthening of the U.S. dollar in the fourth quarter of 2008, the average rate for the U.S. dollar in relation to the Euro weakened by approximately
CPA®:15 2008 10-K — 23

7% in comparison to 2007, resulting in a positive impact on our results of operations for Euro-denominated investments. Significant continued deterioration in the value of the Euro, such as has occurred in early 2009, may have an adverse impact on our results of operations in the future.
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
Management considers cash flows from operating activities, cash flows from investing activities and cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. Such leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Management’s evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
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
Management focuses on measures of cash flows from investing activities and cash flows from financing activities in its evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. However, because of current conditions in credit markets, obtaining financing is at present very difficult and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
CPA®:15 2008 10-K — 24

Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	2008	2007	2006
Rental income	$251,513	$237,964	$224,008
Interest income from direct financing leases	45,610	46,089	41,515

	$297,123	$284,053	$265,523

We earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	2008	2007	2006
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$28,541	$28,541	$28,541
Carrefour France, S.A. (a) (b) (c)	21,386	19,061	16,303
OBI A.G. (a) (b) (c) (d)	17,317	15,506	10,555
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b) (c)	15,155	14,115	12,657
True Value Company (a)	14,698	14,171	14,471
Thales S.A. (a) (b) (c)	14,240	12,990	11,213
Life Time Fitness, Inc. (a)(e)	14,208	14,144	8,860
Advanced Micro Devices (a)	9,933	9,210	9,210
Pohjola Non-Life Insurance Company (a) (b) (c)	9,343	8,454	7,646
TietoEnator plc. (a) (b) (c)	8,790	7,963	7,131
Universal Technical Institute	8,727	8,546	7,924
Police Prefecture, French Government (a) (b) (c)	8,109	7,109	6,245
Medica — France, S.A. (a) (b) (c)	7,168	6,348	5,527
Foster Wheeler, Inc.	5,900	5,699	5,708
Information Resources, Inc. (a)	4,972	4,972	4,972
Other (a) (b) (c) (f)	108,636	107,224	108,560

	$297,123	$284,053	$265,523

(a)	These revenues are generated in consolidated ventures with affiliates, and include lease revenues applicable to minority interests totaling $70.8 million, $68.1 million and $62.6 million for 2008, 2007 and 2006, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Increase was due to CPI-based (or equivalent) rent increases.

(d)	We acquired our initial investment during 2006 and made a further investment in 2007.

(e)	In June 2006, we leased six additional properties to Life Time Fitness in connection with the Starmark transaction (Note 4).

(f)	Includes aggregate revenue of $6 million, $6.6 million and $6.2 million for 2008, 2007 and 2006, respectively, from two tenants that filed for bankruptcy in 2008.
CPA®:15 2008 10-K — 25

We recognize income from equity investments in real estate, of which lease revenues are a significant component. Net lease revenues from these ventures (for the entire venture, not our proportionate share) are as follows (dollars in thousands):

	Ownership
	Interest at
Lessee	December 31, 2008	2008	2007	2006
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$37,219	$25,536	$—
Marriott International, Inc. (c)	47%	17,791	18,781	18,872
PETsMART, Inc.	30%	8,215	8,303	8,395
The Talaria Company (Hinckley)	30%	4,984	4,998	5,025
Schuler A.G. (b) (f)	34%	4,623	184	—
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (d) (e)	50%	3,653	3,400	349
Hologic, Inc.	64%	3,317	3,213	3,169
Del Monte Corporation (g)	50%	3,241	2,955	2,955
The Upper Deck Company	50%	3,194	3,194	3,121
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (b) (e) (h)	33%	1,695	—	—
Builders FirstSource, Inc.	40%	1,544	1,508	1,494

		$89,476	$72,072	$43,380

(a)	We acquired our interest in this investment in April 2007. In addition to lease revenues, the venture also earned interest income of $28.1 million and $19.5 million during 2008 and 2007, respectively, on a note receivable. Represents a follow-on transaction to our 2005 transaction with Hellweg.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	One of the properties owned by this venture was sold in August 2007. Audited financial information for this venture is included herein.

(d)	We acquired our interest in this venture in December 2006.

(e)	Gortz & Schiele GmbH and Wagon Automotive GmbH filed for bankruptcy in Germany in November 2008 and December 2008, respectively.

(f)	We acquired our interest in this venture in September 2007. During the fourth quarter of 2007, we reclassified this investment as an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property.

(g)	Increase was due to CPI-based rent increase.

(h)	We acquired our interest in this venture in August 2008.
Lease Revenues
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
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues (rental income and interest income from direct financing leases) increased by $13.1 million. Scheduled rent increases at several properties contributed $6.6 million of the increase, while fluctuations in foreign currency exchange rates contributed $6.2 million and lease revenue from an investment entered into in December 2007 contributed $2.2 million. These increases were partially offset by a decrease in lease revenues of $1.6 million as the result of the reclassification of a previously consolidated property in December 2007 to an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, lease revenues increased by $18.5 million, primarily due to increases of $7.9 million resulting from fluctuations in foreign currency exchange rates, $7.2 million from investments acquired or placed into service during 2007 and 2006 and $5.4 million from scheduled rent increases at several properties. These increases were partially offset by the effects of the Starmark lease restructuring in 2006 (Note 4).
CPA®:15 2008 10-K — 26

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
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other operating income increased by $0.1 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other operating income decreased by $5.9 million, primarily due to the receipt of $8.1 million of security deposits and prepaid rent from Starmark (inclusive of minority interest of $4.6 million) in 2006, on completion of our obligations related to the restructuring of Starmark’s master lease (Note 4). This decrease was partially offset by an increase in other income, including reimbursable tenant costs resulting from the continued growth in our portfolio.
Depreciation and Amortization
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization expense increased by $5.4 million, primarily due to a $3.5 million write-off of intangible assets during 2008 in connection with a lease termination. The impact of fluctuations in foreign currency exchange rates also contributed $1.8 million of the increase.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, depreciation and amortization increased by $3.4 million, primarily due to $1.9 million resulting from fluctuations in average foreign currency exchange rates as compared to 2006 as well as the impact of investments acquired during 2007 and 2006.
Property Expenses
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $4.3 million, primarily due to an increase in uncollected rent expense of $1.8 million as a result of an increase in the number of tenants who are experiencing financial difficulties, an increase in asset management and performance fees of $0.8 million, increases in legal and professional fees totaling $0.6 million and increases in reimbursable costs of $0.3 million. The increase in asset management and performance fees was attributable to an increase in our asset base as a result of investment activity in 2008 and 2007 and increases in property values as reflected in a third party valuation of our portfolio as of December 31, 2007. See “Current Developments and Trends” above for a discussion of our portfolio valuation as of December 31, 2008.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, property expenses increased by $4.4 million, primarily due to an increase in asset management and performance fees of $3.1 million as well as an increase in reimbursable tenant costs. The increase in asset management and performance fees is attributable to an increase in our asset base as a result of investment activity in 2007 and 2006 and increases in property values as reflected in a third party valuation of our portfolio as of December 31, 2006.
General and Administrative
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses decreased by $1.3 million, primarily due to an decrease in business development expenses. During 2008, we incurred $0.3 million of costs associated with potential investment opportunities that were ultimately not consummated, as compared with $1.6 million in 2007.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, general and administrative expenses increased $1.2 million, primarily due to an increase in business development expenses of $1.6 million. This increase was partially offset by decreases in legal expenses and our share of expenses allocated by the advisor.
Impairment Charges
2008 — We recognized impairment charges of $36.7 million, inclusive of minority interest of $7.6 million, to reduce the carrying values of several properties to their estimated fair values. Included in this amount are impairment charges totaling $35.4 million, inclusive of minority interest of $7.6 million, on two vacant French properties. See “Income from equity investments in real estate” and “Discontinued operations” below for additional impairment charges recognized during 2008.
CPA®:15 2008 10-K — 27

2007 — We did not recognize any impairment charges on consolidated investments in 2007. See “Income from equity investments in real estate” below for impairment charges incurred on our equity method investments.
2006 — We recognized an impairment charge of $12.9 million in connection with entering into a plan to restructure a master lease agreement with Starmark. In addition, we recognized impairment charges totaling $0.7 million on two properties as a result of declines in the unguaranteed residual values of these properties. See “Discontinued operations” below for additional impairment charges recognized during 2006.
Advisor Settlement
During 2008, we recognized income of $9.1 million in connection with the advisor’s SEC Settlement (Note 14).
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a non-controlling interest but exercise significant influence.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate decreased by $8.9 million. A substantial portion of the decrease was due to a 2007 sale transaction, whereby we recognized a net gain of $12.4 million as described below. We did not sell any of our equity interests during 2008. This decrease was partially offset by income earned from investments acquired during 2008 and 2007 totaling $1.9 million and a $1.1 million reduction in impairment charges. During 2007, we recognized other than temporary impairment charges totaling $2.4 million as described below. During 2008, we recognized other than temporary impairment charges totaling $1.3 million on two investments to reflect reductions in the fair value of the ventures’ net assets as compared with our carrying value.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, income from equity investments in real estate increased by $13.5 million, primarily due to the recognition of a gain of $12.4 million on the sale of a property in August 2007 (net of defeasance charges totaling $2.4 million incurred upon the defeasance of the existing non-recourse mortgage loan). Equity investments in real estate acquired during 2007 and 2006 also contributed $2.3 million of the increase. These increases were partially offset by the recognition of $2.4 million in other than temporary impairment charges in 2007 to reduce our carrying value to the ventures’ estimated fair value.
Other Interest Income
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other interest income decreased by $4.1 million, primarily due to lower average cash balances and lower interest rates earned on our cash and cash equivalents.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, other interest income increased $2.6 million, primarily due to higher average cash balances during the first six months of 2007. The increase is also attributable to higher average interest rates and the impact of fluctuations in average foreign currency exchange rates in 2007 as compared to 2006. In addition, in 2007, we received special distributions of $0.4 million from a tenant in which we held warrant and stock positions.
Minority Interest in Income
We consolidate investments in which we are deemed to have a controlling interest. Minority interest in income represents the proportionate share of net income (revenue less expenses) from such investments that is attributable to the partner(s) holding the non-controlling interest.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, minority interest in income decreased by $3.7 million, primarily due to the impact of our minority interest partner’s share of impairment charges of $7.6 million on two properties in France, as described above. This decrease was partially offset by the incremental full-year impact of our acquisition of controlling interests in two investments during 2007.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, minority interest in income increased by $6.3 million, primarily due to the recognition of impairment charges and debt prepayment/defeasance charges on our Starmark investment during 2006, which reduced minority interest in income in 2006 (Note 4). The increase is also attributable to the impact of investment activity during 2007 and 2006 as well as fluctuations in average foreign currency exchange rates as compared to 2006.
CPA®:15 2008 10-K — 28

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
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, gain on foreign currency transactions, derivative instruments and other, net, decreased by $2.5 million, primarily due to a decrease in net gains on foreign currency transactions of $4.6 million as a result of the prepayment of intercompany notes receivable by certain of our subsidiaries. This decrease was partially offset by the recognition of a realized gain of $1.1 million as the result of the termination of a derivative instrument and gains on the sale of real estate totaling $0.8 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, gain on foreign currency transactions, derivative instruments and other, net increased by $1.4 million, primarily due to an increase in net gains on foreign currency transactions of $2.9 million as a result of fluctuations in average foreign currency exchange rates as compared to 2006. This increase in gains was partially offset by the reversal, in 2007, of previously recorded unrealized gains on the exercise of common stock warrants of $1.2 million (including the recognition of an out-of-period adjustment related to the valuation of these warrants of $0.5 million — Note 2).
Interest Expense
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense increased by $1 million, primarily due to an increase of $2.7 million from the impact of fluctuations in foreign currency exchange rates. This increase was partially offset by a reduction in interest expense as a result of making scheduled mortgage principal payments and paying our annual installment of deferred acquisition fees, both of which reduce the balances on which interest is incurred.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, interest expense decreased by $9.1 million, primarily due to the recognition of prepayment penalties and debt defeasance costs of $13.6 million in 2006, consisting of prepayment penalties and debt defeasance costs related to the Starmark lease restructuring transaction ($10 million) and a mortgage refinancing ($3.6 million). Interest expense also decreased by $2.4 million in 2007 as a result of making scheduled mortgage principal payments. These decreases were partially offset by an increase in interest expense of $5.1 million from mortgages obtained on properties acquired or refinanced in 2007 and 2006 and an increase of $3 million due to the impact of fluctuations in foreign currency exchange rates.
Provision for Income Taxes
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, provision for income taxes increased by $1 million, primarily due to income taxes payable in connection with our international investments. Income taxes on our foreign investments, primarily in France and Germany, comprise a substantial portion of our tax provision for both 2008 and 2007. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments, which reduce interest expense and increase income subject to local tax.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the provision for income taxes increased $5.5 million primarily due to investment activity in 2007 and 2006 as well as an accrual for foreign income taxes totaling $0.6 million related to our 2005 and 2006 fiscal years (Note 2).
CPA®:15 2008 10-K — 29

Discontinued Operations
2008 — For the year ended December 31, 2008, we recognized a loss from the operations of discontinued properties of $4 million, due to the recognition of impairment charges on two properties to write the properties’ carrying values down to their selling price. These properties were sold during the fourth quarter of 2008.
2007 — For the year ended December 31, 2007, we earned income from discontinued operations of $17.7 million, primarily due to gains on the sale of several properties totaling $22.1 million and income from the operations of discontinued properties of $4 million. These amounts were inclusive of minority interest in income totaling $8.4 million.
2006 — For the year ended December 31, 2006, we earned income from discontinued operations of $29 million, primarily due to gains from the sale of a property in New York of $41.1 million and from other properties totaling $7.8 million. These gains were partially offset by an impairment charge of $14.6 million related to the Starmark transaction and $3 million in prepayment penalties and related costs in connection with the prepayment of debt on the New York property. These amounts are inclusive of minority interest in income totaling $11.2 million.
Net Income
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income decreased by $58.5 million.
2007 vs. 2006 — For the year ended December 31, 2007 as compared to 2006, the resulting net income increased by $20.6 million.
Financial Condition
Sources and Uses of Cash During the Year
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s election to receive fees in common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter.
Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2007. Our sources and uses of cash during 2008 are described below.
Operating Activities
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders and minority partners. During 2008, we used cash flows from operating activities of $180.8 million to fund distributions to shareholders of $98.2 million, make scheduled mortgage principal payments of $42.7 million and pay distributions to minority partners of $51.7 million. Distributions paid to shareholders include a special cash distribution of $10.2 million that was declared in December 2007 and paid in January 2008. The special distribution was funded with proceeds from certain asset sales in 2007. Distributions paid to minority partners include approximately $25 million of cash repatriated from foreign accounts through the repayment of intercompany notes receivable from foreign subsidiaries. During 2008, we paid performance fees of $15.9 million in restricted shares of our common stock rather than in cash as a result of the advisor’s election to continue to receive performance fees in restricted stock. Cash flows from operating activities included the receipt of $9.1 million in connection with the advisor’s SEC Settlement (Note 14). These settlement proceeds were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008. For 2009, the advisor has elected to receive 80% of its performance fees from us in our restricted stock with the remaining 20% payable in cash. This change will have a negative impact on our operating cash flow in 2009.
Investing Activities
Our investing activities are generally comprised of real estate transactions (purchases and sales), the payment of our annual installment of deferred acquisition fees and capitalized property-related costs. During 2008, we contributed $26.6 million to
CPA®:15 2008 10-K — 30

unconsolidated ventures, including $8.7 million to a venture in connection with its purchase of real estate. We also made a contribution to an unconsolidated venture of $17.9 million that was subsequently redistributed to us, and that was applied to 2007 for the purposes of the venture’s state tax reporting. We paid our annual installment of deferred acquisition fees to the advisor of $8.4 million in January 2008. The sale of several properties during 2008 generated proceeds of $12 million. In addition, during the fourth quarter of 2007, we loaned $7.6 million to the advisor in connection with its acquisition of an interest in one of our investments. The advisor repaid the loan with interest in the first quarter of 2008. The loan represented the advisor’s share of funds from two ventures in which we and the advisor hold 54% and 46% interests, respectively, and which we consolidate.
Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and minority partners in 2008, we used $88.9 million to prepay two non-recourse mortgage loans, including $12.3 million of debt prepaid in connection with the sale of several properties. We replaced a portion of these loans with new financing totaling $68 million. We funded these prepayments with proceeds from the sale transactions along with existing cash resources and a $11.1 million contribution from a minority partner. We received $19.7 million as a result of issuing shares through our dividend reinvestment and share purchase plan and used $57.1 million to purchase treasury shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We currently limit the number of shares we may redeem so that, the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. We limit the cash we use for redemptions to the amount of proceeds we receive from the issuance of shares through our distribution reinvestment plan plus up to 1% of our operating cash flow from the prior fiscal year. If we have sufficient funds to purchase some but not all of the shares offered to us for redemption in a particular quarter, or the shares offered for redemption in a quarter would exceed the 5% limitation, requesting stockholders’ shares will be redeemed on a pro rata basis (rounding to the nearest whole number of shares) up to the amount available for redemption, based upon the total number of shares for which redemption was requested in the relevant quarter and the total funds available for redemption in such quarter. Requests not fulfilled in a quarter will automatically be carried forward to the next quarter, unless the request is revoked by the stockholder. Redemption requests carried over from a prior quarter will receive priority over requests made in the relevant quarter.
At the beginning of our redemption program, we redeemed shares at a price of $10.00 per share less a surrender charge. Once we began to obtain estimated annual net asset valuations of our portfolio, we redeemed shares at the most recently published estimated net asset value per share, as approved by our board of directors, less a surrender charge, which is currently fixed at 7%. We obtain estimated net asset valuations on an annual basis. Our estimated net asset value as of December 31, 2008 was adjusted downward to $11.50 per share from $12.20 per share based on the December 31, 2007 valuation (see “Current developments and trends” above). We calculate net asset value per share based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of the mortgages encumbering our assets (also provided by a third party), estimated disposition costs (including estimates of expenses, commissions and fees payable to the advisor), and an estimate of our other assets and liabilities as of the date of calculation. Our estimate of net asset value involves significant estimates and management judgments, and there can be no assurance that shareholders would realize $11.50 per share if we were to be liquidated today.
As noted above, our ability to effect redemptions is subject to our having sufficient available cash. We have recently experienced an increase in redemption requests as compared to prior years, which we believe is in part due to shareholders having greater liquidity needs in the wake of the current credit crisis. As of the date of this report, we have remaining availability to effect redemptions within the 5% limit; however, if redemption requests increase materially, we may not be able to satisfy all redemption requests. As of December 31, 2008, redemptions totaled approximately 3.7% of total shares outstanding on a rolling twelve-month period.
CPA®:15 2008 10-K — 31

Summary of Financing
The table below summarizes our non-recourse long-term debt as of December 31, 2008 and 2007, respectively (dollars in thousands).

	December 31,
	2008	2007
Balance
Fixed rate	$1,412,288	$1,541,301
Variable rate (a)	393,109	380,347

Total	$1,805,397	$1,921,648

Percent of total debt
Fixed rate	78%	80%
Variable rate (a)	22%	20%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.9%	6.0%
Variable rate (a)	4.8%	5.4%

(a)	Included in variable rate debt at December 31, 2008 is (i) $187.7 million in variable rate debt which has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $162.4 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term and (iii) $43 million in variable rate debt that is subject to an interest rate cap, but for which the interest rate cap was not in effect at December 31, 2008. No interest rate resets or expirations of interest rate swaps or caps are scheduled to occur in 2009.
Cash Resources
As of December 31, 2008, our cash resources consisted of cash and cash equivalents of $112 million. Of this amount, $31.2 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also have unleveraged properties that had an aggregate carrying value of $39.6 million at December 31, 2008 however, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments, as well as to maintain sufficient working capital balances and meet other commitments. We intend to fund quarterly distributions from the cash generated from our real estate portfolio.
We currently have four tenants that are operating under bankruptcy protection. These tenants contributed 2% of our annual lease revenue and income from equity investments in real estate as of December 31, 2008. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be negatively impacted.
Cash Requirements
During 2009, cash requirements will include making scheduled mortgage principal payments and paying distributions to shareholders and minority partners, as well as other normal recurring operating expenses. Balloon payments totaling $54.6 million, inclusive of minority interest of $12.4 million, will be due during 2009, comprised of $8.1 million during the first quarter of 2009; $18.6 million during the second quarter of 2009, inclusive of minority interest of $12.4 million; $15.2 million during the third quarter of 2009 and $12.7 million during the fourth quarter of 2009. We and our minority interest partner are currently seeking to refinance certain of these loans but have existing cash resources that can be used to make these payments, if necessary. We may also seek to use our cash resources to make new investments if attractive opportunities arise, and expect to maintain cash balances sufficient to meet working capital needs.
CPA®:15 2008 10-K — 32

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of December 31, 2008 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands).

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal	$1,805,397	$99,686	$224,350	$327,350	$1,154,011
Deferred acquisition fees — Principal	14,046	6,903	5,721	1,422	—
Interest on borrowings and deferred acquisition fees (a)	635,413	103,024	187,287	147,620	197,482
Subordinated disposition fees (b)	6,041	—	—	6,041	—
Operating and other lease commitments (c)	26,740	1,942	3,856	3,926	17,016

	$2,487,637	$211,555	$421,214	$486,359	$1,368,509

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of December 31, 2008.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of minority interest of approximately $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total approximately $34.7 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of December 31, 2008. As of December 31, 2008, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, all of the underlying investments are owned with affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) at December 31, 2008 is presented below (dollars in thousands):

	Ownership		Total Third
Lessee	Interest	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$26,107	$10,942	2/2011
Del Monte Corporation	50%	15,080	10,665	8/2011
PETsMART, Inc.	30%	70,822	40,151	12/2011
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b) (c)	33%	55,664	27,573	8/2015
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (c)	50%	41,209	23,328	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,234	6,752	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (d)	38%	503,030	399,840	4/2017
Hologic, Inc.	64%	28,190	15,550	5/2023
The Talaria Company (Hinckley)	30%	58,105	31,684	6/2025
Marriott International, Inc.	47%	133,205	—	N/A
Schuler A.G. (a)	34%	73,268	—	N/A

		$1,015,914	$566,485

CPA®:15 2008 10-K — 33

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of December 31, 2008.

(b)	We acquired our interest in this investment in August 2008.

(c)	Wagon Automotive GmbH and Gortz & Schiele GmbH filed for bankruptcy in Germany in December 2008 and November 2008, respectively.

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes related minority interest that is redeemable by the unaffiliated third party. The note receivable and minority interest have a carrying value as of December 31, 2008 of $331.8 million and $377 million, respectively. In connection with one of these ventures, we have certain purchase options that, if exercised, would obligate the partners in the venture to pay an exercise price of approximately $2.4 million, of which our share is approximately $0.9 million (Note 7).
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of such reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or historical on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of such indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease or when significant lease terms are amended as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. In determining the classification of a lease, we use estimates of remaining economic life provided by third party appraisals of the leased assets. The calculation of the present value of future minimum rents includes determining a lease’s implicit interest rate, which requires an estimate of the residual value of leased assets as of the end of the non-cancelable lease term. Estimates of residual values are based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. Management believes that it retains certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with the acquisition of properties, purchase costs are allocated to tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets including the above-market value of leases, the value of in-place leases and the value of tenant relationships are recorded at their relative fair values. The below-market values of leases are recorded at their relative fair values and are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:15 2008 10-K — 34

The value attributed to tangible assets is determined in part using a discounted cash flow model which is intended to approximate what a third party would pay to purchase the property as vacant and rent at current “market” rates. In applying the model, we assume that the disinterested party would sell the property at the end of a market lease term. Assumptions used in the model are property-specific where such information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of such rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
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
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity
CPA®:15 2008 10-K — 35

method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
Impairments
Impairment charges may be recognized on long-lived assets, including, but not limited to, real estate, direct financing leases, assets held for sale and equity investments in real estate. Estimates and judgments are used when evaluating whether these assets are impaired.
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we perform projections of undiscounted cash flows, and if such cash flows are insufficient, the assets are adjusted (i.e., written down) to their estimated fair value. An analysis of whether a real estate asset has been impaired requires us to make our best estimate of market rents, residual values and holding periods. In our evaluations, we generally obtain market information from outside sources; however, such information requires us to determine whether the information received is appropriate to the circumstances. As our investment objective is to hold properties on a long-term basis, holding periods used in the analyses generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We will consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. Because in most cases each of our properties is leased to one tenant, we are more likely to incur significant writedowns when circumstances change because of the possibility that a property will be vacated in its entirety and, therefore, our risks are different from the risks related to leasing and managing multi-tenant properties. Events or changes in circumstances can result in further non-cash writedowns and impact the gain or loss ultimately realized upon sale of the assets.
We perform a review of our estimate of residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease is revised to reflect the decrease in the expected yield using the changed estimate; that is, a portion of the future cash flow from the lessee is recognized as a return of principal rather than as revenue. While an evaluation of potential impairment of real estate subject to an operating lease is determined by a change in circumstances, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Changes in circumstances include, but are not limited to, vacancy of a property not subject to a lease and termination of a lease. We may also assess properties for impairment because a lessee is experiencing financial difficulty and because management expects that there is a reasonable probability that the lease will be terminated in a bankruptcy proceeding or a property remains vacant for a period that exceeds the period anticipated in a prior impairment evaluation.
When we identify assets as held for sale, we discontinue depreciating the assets and estimate the sales price, net of selling costs, of such assets. If in our opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recognized and the carrying value of the property is reduced. To the extent that a purchase and sale agreement has been entered into, the impairment charge is based on the negotiated sales price. To the extent that we have adopted a plan to sell an asset but have not entered into a sales agreement, we will make judgments of the net sales price based on current market information. We will continue to review the initial impairment for subsequent changes in the fair value less cost to sell and may recognize an additional impairment charge or a gain (not to exceed the cumulative loss previously recognized) if warranted. If circumstances arise that previously were considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, the property is reclassified as held and used. A property that is reclassified is measured and recorded individually at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the fair value at the date of the subsequent decision not to sell.
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
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
CPA®:15 2008 10-K — 36

for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (15 lessees represented 63% of annual lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Fair Value of Derivative Instruments and Marketable Securities
We have a subordinated interest in a mortgage trust that consists of non-recourse loans on 62 properties that we own or two of our affiliates own. The fair value of the interests in the trust is determined using a discounted cash flow model with assumptions of market rates and the credit quality of the underlying lessees. If there are adverse changes in either market rates or the credit quality of the lessees, the model and, therefore, the income recognized from the subordinated interests and the fair value would be adjusted.
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
Interest Capitalized in Connection with Real Estate Under Construction
Operating real estate is stated at cost less accumulated depreciation. Costs directly related to build-to-suit projects, primarily interest, if applicable, are capitalized. We consider a build-to-suit project as substantially completed upon the completion of improvements. If portions of a project are substantially completed and occupied and other portions have not yet reached that stage, the substantially completed portions are accounted for separately. We allocate costs incurred between the portions under construction and the portions substantially completed and only capitalize those costs associated with the portion under construction. We do not have a credit facility and determine an interest rate to be applied for capitalizing interest based on an average rate on our outstanding non-recourse debt.
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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish
CPA®:15 2008 10-K — 37

reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of $0.2 million, with an offsetting decrease to retained earnings.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 2), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
CPA®:15 2008 10-K — 38

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market Risks
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries (see Item 7 — “Current Developments and Trends”).
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
Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given the current economic downturn, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
CPA®:15 2008 10-K — 39

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. In addition, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. The notional amount on which the swaps are based is not exchanged. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using such derivatives is to limit our exposure to interest rate movements. At December 31, 2008, the net fair value of our interest rate swaps and interest rate caps, which are included in “Other assets, net” and “Accounts payable, accrued expenses and other liabilities” in the consolidated financial statements, was a liability of $5.5 million, inclusive of minority interest of $1 million (Note 11).
Certain of our unconsolidated ventures, in which we have interests ranging from 33% to 40%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss (not our proportionate share) of $4.8 million during 2008, including an unrealized loss of $1.4 million to write down the value of one of these derivatives. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of December 31, 2008, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2008, our total interest in CCMT had a fair value of $9.1 million, a reduction of $2 million from the fair value at December 31, 2007. The decrease was primarily due to the deterioration in the credit markets in 2008.
At December 31, 2008, substantially all of our non-recourse debt bore interest at fixed rates, was swapped to a fixed rate or bore interest at a fixed rate but was scheduled to convert to variable rates during the term. The fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at December 31, 2008 ranged from 4.3% to 10%. The annual interest rates on our variable rate debt at December 31, 2008 ranged from 5% to 6.9%. Our debt obligations are more fully described in “Financial Condition” above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2008 (in thousands).

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$88,536	$59,320	$139,618	$127,711	$135,978	$861,125	$1,412,288	$1,298,534
Variable rate debt	$11,150	$12,243	$13,169	$50,534	$13,127	$292,886	$393,109	$387,286
The fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A change in interest rates of 1% would increase or decrease the fair value of such debt by an aggregate of $74.1 million or of $69.3 million, respectively. A decrease or increase in interest rates of 1% would decrease or increase our interest expense by $0.4 million or $0.1 million, respectively. The majority of the debt classified as variable rate debt in the tables above has been converted to fixed rates through the use of interest rate swap agreements or bore interest at fixed rates as of December 31, 2008 but has interest rate reset features that will change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are currently a net receiver of these currencies (we receive more cash then we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For 2008, we recognized net realized foreign currency gains of $6.4 million and net unrealized foreign currency losses of $5.2 million.
CPA®:15 2008 10-K — 40

Such gains or losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2009	2010	2011	2012	2013	Thereafter	Total
Euro	$103,750	$103,750	$90,089	$65,948	$63,432	$560,518	$987,487
British pound sterling	6,414	6,414	6,518	6,571	6,793	130,490	163,200

	$110,164	$110,164	$96,607	$72,519	$70,225	$691,008	$1,150,687

Scheduled debt service payments (principal and interest) for the mortgage notes payable for our foreign operations during each of the next five years and thereafter are as follows (in thousands):

Debt service (a) (b)	2009	2010	2011	2012	2013	Thereafter	Total
Euro	$61,127	$62,489	$127,058	$56,230	$56,127	$720,036	$1,083,067
British pound sterling	3,536	6,321	3,149	3,138	3,122	44,327	63,593

	$64,663	$68,810	$130,207	$59,368	$59,249	$764,363	$1,146,660

(a)	Based on the applicable December 31, 2008 exchange rate. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding as of December 31, 2008.
As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2011. In 2011, balloon payments totaling $66.8 million are due on two non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We anticipate that in 2011, we and our minority interest partners (as applicable) will seek to refinance certain of these loans or will use existing cash resources to make these payments, if necessary.
Other
We own stock warrants that were granted to us by lessees in connection with structuring the initial lease transaction, which are defined as derivative instruments because these stock warrants are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of December 31, 2008, warrants issued to us were classified as derivative instruments and had an aggregate fair value of $1.3 million.
CPA®:15 2008 10-K — 41

Item 8. Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:15 2008 10-K — 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 25, 2009
CPA®:15 2008 10-K — 43

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2008	2007
Assets
Real estate, net	$2,067,658	$2,146,169
Net investment in direct financing leases	448,635	522,126
Equity investments in real estate	199,124	202,112
Real estate under construction	—	11,950
Cash and cash equivalents	112,032	166,851
Intangible assets, net	241,083	272,496
Other assets, net	120,673	142,933

Total assets	$3,189,205	$3,464,637

Liabilities and Shareholders’ Equity
Liabilities:
Non-recourse debt	$1,805,397	$1,921,648
Accounts payable, accrued expenses and other liabilities	34,214	33,288
Prepaid and deferred rental income and security deposits	81,064	80,006
Due to affiliates	28,327	35,712
Distributions payable	22,055	32,055

Total liabilities	1,971,057	2,102,709

Minority interest in consolidated entities	271,905	300,031

Commitments and contingencies (Note 13)
Shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 138,840,480 and 135,798,189 shares issued, respectively	139	136
Additional paid-in capital	1,282,826	1,247,241
Distributions in excess of accumulated earnings	(207,949)	(148,490)
Accumulated other comprehensive income	460	35,164

	1,075,476	1,134,051
Less, treasury stock at cost, 12,308,293 and 7,277,509 shares, respectively	(129,233)	(72,154)

Total shareholders’ equity	946,243	1,061,897

Total liabilities and shareholders’ equity	$3,189,205	$3,464,637

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2008 10-K — 44

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share amounts)

	Years ended December 31,
	2008	2007	2006
Revenues
Rental income	$251,513	$237,964	$224,008
Interest income from direct financing leases	45,610	46,089	41,515
Other operating income	9,338	9,233	15,088

	306,461	293,286	280,611

Operating Expenses
Depreciation and amortization	(68,297)	(62,861)	(59,414)
Property expenses	(45,721)	(41,414)	(37,001)
General and administrative	(10,317)	(11,570)	(10,321)
Impairment charges	(36,722)	—	(13,646)

	(161,057)	(115,845)	(120,382)

Other Income and Expenses
Advisor settlement (Note 14)	9,111	—	—
Income from equity investments in real estate	12,460	21,328	7,849
Other interest income	5,477	9,623	7,042
Minority interest in income	(22,256)	(25,910)	(19,635)
Gain on foreign currency transactions, derivative instruments and other, net	3,066	5,548	4,191
Interest expense	(113,683)	(112,676)	(121,798)

	(105,825)	(102,087)	(122,351)

Income from continuing operations before income taxes	39,579	75,354	37,878
Provision for income taxes	(6,910)	(5,890)	(373)

Income from continuing operations	32,669	69,464	37,505

Discontinued Operations
Income from operations of discontinued properties	111	4,031	6,082
Impairment charges	(4,019)	—	(14,646)
(Loss) gain on sale of real estate, net	(67)	22,087	48,870
Minority interest in income	—	(8,392)	(11,176)

(Loss) income from discontinued operations	(3,975)	17,726	29,130

Net Income	$28,694	$87,190	$66,635

Earnings Per Share
Income from continuing operations	$0.25	$0.54	$0.29
(Loss) income from discontinued operations	(0.03)	0.14	0.23

Net income	$0.22	$0.68	$0.52

Weighted Average Shares Outstanding	128,588,054	128,918,790	128,478,526

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2008 10-K — 45

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Years ended December 31,
	2008	2007	2006
Net Income	$28,694	$87,190	$66,635
Other Comprehensive (Loss) Income
Change in foreign currency translation adjustment	(21,233)	17,116	14,967
Change in unrealized (loss) gain on marketable securities	(1,672)	360	190
Change in unrealized (loss) gain on derivative instruments	(11,799)	4,443	3,685

	(34,704)	21,919	18,842

Comprehensive (Loss) Income	$(6,010)	$109,109	$85,477

The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2008 10-K — 46

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(in thousands, except share and per share amounts)

				Distributions in	Accumulated
			Additional	Excess of	Other
		Common	Paid-in	Accumulated	Comprehensive	Treasury
	Shares	Stock	Capital	Earnings	(Loss) Income	Stock	Total
Balance at January 1, 2006	127,558,825	$129	$1,178,700	$(122,369)	$(5,597)	$(15,663)	$1,035,200
Shares issued $.001 par, at $10 and $10.50 per share, net of offering costs	1,972,415	2	19,486				19,488
Shares, $.001 par, issued to advisor at $10 and $10.50 per share	1,279,967	2	13,438				13,440
Distributions declared ($0.6516 per share)				(83,489)			(83,489)
Net income				66,635			66,635
Change in other comprehensive (loss) income					18,842		18,842
Repurchase of shares	(2,427,020)					(24,180)	(24,180)

Balance at December 31, 2006	128,384,187	133	1,211,624	(139,223)	13,245	(39,843)	1,045,936

Cumulative effect adjustment from adoption of FIN 48 (Note 16)				(174)			(174)

Balance at January 1, 2007	128,384,187	133	1,211,624	(139,397)	13,245	(39,843)	1,045,762

Shares issued $.001 par, at $10.50 and $11.40 per share, net of offering costs	1,923,280	2	20,661				20,663
Shares, $.001 par, issued to advisor at $10.50 and $11.40 per share	1,312,012	1	14,956				14,957
Distributions declared ($0.6691 (a) per share)				(96,283)			(96,283)
Net income				87,190			87,190
Change in other comprehensive (loss) income					21,919		21,919
Repurchase of shares	(3,098,799)					(32,311)	(32,311)

Balance at December 31, 2007	128,520,680	136	1,247,241	(148,490)	35,164	(72,154)	1,061,897

Shares issued $.001 par, at $11.40 and $12.20 per share, net of offering costs	1,735,987	2	19,649				19,651
Shares, $.001 par, issued to advisor at $12.20 per share	1,306,304	1	15,936				15,937
Distributions declared ($0.6902 per share)				(88,153)			(88,153)
Net income				28,694			28,694
Change in other comprehensive (loss) income					(34,704)		(34,704)
Repurchase of shares	(5,030,784)					(57,079)	(57,079)

Balance at December 31, 2008	126,532,187	$139	$1,282,826	$(207,949)	$460	$(129,233)	$946,243

(a)	Per share amount excludes a special cash distribution of $0.08 per share declared in December 2007 (Note 15).
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2008 10-K — 47

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2008	2007	2006
Cash Flows — Operating Activities
Net income	$28,694	$87,190	$66,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	68,815	64,835	62,142
Straight-line rent adjustments	5,817	5,465	1,220
Income from equity investments in real estate in excess of distributions received	2,594	(16,988)	(1,891)
Minority interest in income	22,256	34,302	30,811
Issuance of shares to affiliate in satisfaction of fees due	15,937	14,957	13,440
Impairment charges	40,741	—	28,292
Realized gain on foreign currency transactions, derivative instruments and other, net	(7,521)	(4,825)	(824)
Unrealized loss (gain) on foreign currency transactions, derivative instruments and other, net	5,437	(2,037)	(3,299)
Reversal of unrealized gain on warrants	—	1,290	—
Gains on sale of real estate, net	(718)	(22,087)	(48,870)
Funds released from escrow and restricted cash	—	—	11,770
Settlement proceeds assigned to tenant / lender	—	—	(7,678)
Changes in operating assets and liabilities	(1,263)	883	(6,930)

Net cash provided by operating activities	180,789	162,985	144,818

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	23,130	12,030	1,184
Contributions to equity investments in real estate	(26,633)	(95,369)	(13,641)
Capital expenditures and acquisitions of real estate	(269)	(44,110)	(189,249)
VAT taxes paid in connection with acquisition of real estate	—	(2,336)	—
VAT taxes recovered in connection with acquisition of real estate	—	2,336	—
Proceeds from sale of real estate and interests in real estate	11,966	76,489	237,985
Payment to exercise common stock warrants	—	(499)	—
Proceeds from exercise of common stock warrants	85	1,580	—
Repayment (issuance) of loan to affiliate	7,569	(7,569)	—
Deposit of escrow from proceeds from sale of real estate	—	4,754	(4,754)
Increase in cash due to consolidation of certain ventures	—	—	8,181
Payment of deferred acquisition fees to an affiliate	(8,413)	(10,802)	(9,455)

Net cash (used in) provided by investing activities	7,435	(63,496)	30,251

Cash Flows — Financing Activities
Distributions paid	(98,153)	(85,327)	(82,850)
Distributions paid to minority interest partners	(51,733)	(32,185)	(122,745)
Contributions from minority interest partners	11,128	30,780	67,101
Proceeds from mortgages	68,000	42,334	243,842
Scheduled payments of mortgage principal	(42,662)	(54,903)	(30,339)
Prepayment of mortgage principal	(88,941)	(4,099)	(205,883)
Loan from affiliate	—	—	84,000
Repayment of loan from affiliate	—	—	(84,000)
Deferred financing costs and mortgage deposits, net of deposits refunded	(1,409)	136	(399)
Proceeds from issuance of shares, net of costs	19,651	20,663	19,488
Purchase of treasury stock	(57,079)	(32,311)	(24,180)

Net cash used in financing activities	(241,198)	(114,912)	(135,965)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(1,845)	7,899	3,823

Net (decrease) increase in cash and cash equivalents	(54,819)	(7,524)	42,927
Cash and cash equivalents, beginning of year	166,851	174,375	131,448

Cash and cash equivalents, end of year	$112,032	$166,851	$174,375

(Continued)
CPA®:15 2008 10-K — 48

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Supplemental cash flow information
Interest paid, net of de minimis amounts capitalized, was $115 million, $112.4 million and $107.6 million in 2008, 2007 and 2006, respectively.
Income taxes paid were $6 million, $2.9 million and $0.4 million in 2008, 2007 and 2006, respectively.
The accompanying notes are an integral part of these consolidated financial statements.
CPA®:15 2008 10-K — 49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated is a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of December 31, 2008, our portfolio consisted of our full or partial ownership interest in 367 properties leased to 82 tenants, totaling approximately 32 million square feet (on a pro rata basis) and an occupancy rate of approximately 99%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of these entities that we do not own is presented as minority interest as of and during the periods consolidated. All material inter-entity transactions have been eliminated.
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
We have several interests in ventures that are consolidated and have minority interests that have finite lives and were considered mandatorily redeemable non-controlling interests prior to the issuance of Staff Position No. 150-3 (“FSP 150-3”). As a result of the deferral provisions of FSP 150-3, these minority interests have not been reflected as liabilities. The carrying value of these minority interests was $31.2 million and $31.7 million at December 31, 2008 and 2007, respectively. The fair value of these minority interests at December 31, 2008 and 2007 was $27 million and $45.3 million, respectively.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs as defined in FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” (“SOP 78-9”), as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
CPA®:15 2008 10-K — 50

Notes to Consolidated Financial Statements
Out-of-Period Adjustments
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $0.6 million over the period from 2005—2006) and valuation of stock warrants (aggregating $0.5 million in the fourth quarter of 2006) that are accounted for as derivative instruments pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”), because of net cash settlement features. As a result of these errors, net income was overstated by approximately $0.1 million in 2005 and $1 million in 2006. We concluded that these adjustments were not material to any prior period’s consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1.1 million was not material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the year ended December 31, 2007, rather than restating prior periods
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
In connection with our acquisition of properties, purchase costs are allocated to the tangible and intangible assets and liabilities acquired based on their estimated fair values. The value of the tangible assets, consisting of land, buildings and tenant improvements, is determined as if vacant. Intangible assets, including the above-market value of leases, the value of in-place leases and the value of tenant relationships, are recorded at their relative fair values. The below-market value of leases is also recorded at their relative fair values and is included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) management’s estimate of fair market lease rates for the property or equivalent property, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease value is amortized as a reduction of rental income over the remaining non-cancelable term of each lease. The capitalized below-market lease value is amortized as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
The total amount of other intangibles is allocated to in-place lease values and tenant relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. Characteristics that are considered in allocating these values include the nature and extent of the existing relationship with the tenant, the tenant’s credit quality and the expectation of lease renewals among other factors. Third party appraisals or management’s estimates are used to determine these values. Intangibles for above-market and below-market leases, in-place lease intangibles and tenant relationships are amortized over their estimated useful lives. If a lease is terminated, the unamortized portion of each intangible, including market rate adjustments, in-place lease values and tenant relationship values, is charged to expense.
Factors considered in the analysis include the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Management also considers information obtained about a property in connection with its pre-acquisition due diligence. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on management’s assessment of specific market conditions. Management also considers estimated costs to execute leases, including commissions and legal costs, to the extent that such costs are not already incurred with a new lease that has been negotiated in connection with the purchase of the property.
CPA®:15 2008 10-K — 51

Notes to Consolidated Financial Statements
The value of in-place leases is amortized to expense over the remaining initial term of each lease. The value of tenant relationships are amortized to expense over the initial and expected renewal terms of the lease. However, no amortization periods for intangibles will exceed the remaining depreciable life of the building.
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
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2008 and 2007, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 9), are classified as available for sale securities and reported at fair value, with our interest in unrealized gains and losses on these securities reported as a component of other comprehensive income until realized.
Other Assets and Other Liabilities
Included in Other assets, net are escrow balances and tenant security deposits held by lenders, restricted cash balances, accrued rents and interest receivable, common stock warrants and derivative instruments, marketable securities and deferred charges. Included in other liabilities are deferred rental income, derivative instruments and miscellaneous amounts held on behalf of tenants. Deferred charges are costs incurred in connection with mortgage financings and refinancings and are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees are payable for services provided to us by the advisor, an affiliate, relating to the identification, evaluation, negotiation, financing and purchase of properties. A portion of such fees is deferred and is payable in annual installments totaling 2% of the purchase price of the properties over no less than four years following the first anniversary of the date a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
Real estate is leased to others on a net lease basis whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. Expenditures for maintenance and repairs including routine betterments are charged to operations as incurred. Significant renovations that increase the useful life of the properties are capitalized. For the year ended December 31, 2008, lessees were responsible for the direct payment of real estate taxes of approximately $28.9 million.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 11). Two tenants, Mercury Partners, LP and U-Haul Moving Partners, Inc., jointly represented 10% of total lease revenue, inclusive of minority interest, during 2008. Substantially all of our leases provide for either scheduled rent increases, periodic rent increases based on formulas indexed to increases in the Consumer Price Index (“CPI”) or percentage rents. CPI increases are contingent on future events and are therefore not included in straight-line rent calculations. Rents from percentage rents are recognized as reported by the lessees, that is, after the level of sales requiring a rental payment to us is reached.
CPA®:15 2008 10-K — 52

Notes to Consolidated Financial Statements
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
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (15 lessees represented approximately 63% of annual lease revenues during 2008), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation in addition to solely using statistical methods. We generally recognize a provision for uncollected rents and other tenant receivables and measure our allowance against actual arrearages. For amounts in arrears, we make subjective judgments based on our knowledge of a lessee’s circumstances and may reserve for the entire receivable amount from a lessee because there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Depreciation
Depreciation of building and related improvements is computed using the straight-line method over the estimated useful lives of the properties — generally ranging from 30 to 40 years. Depreciation of tenant improvements is computed using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
When events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, we assess the recoverability of our long-lived assets and certain intangible assets based on projections of undiscounted cash flows, without interest charges, over the life of such assets. In the event that such cash flows are insufficient, the assets are adjusted to their estimated fair value. We perform a review of our estimate of the residual value of our direct financing leases at least annually to determine whether there has been an other than temporary decline in our current estimate of residual value of the underlying real estate assets (i.e., the estimate of what we could realize upon sale of the property at the end of the lease term). If the review indicates a decline in residual value that is other than temporary, a loss is recognized and the accounting for the direct financing lease will be revised to reflect the decrease in the expected yield using the changed estimate, that is, a portion of the future cash flow from the lessee will be recognized as a return of principal rather than as revenue.
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
Investments in unconsolidated ventures are accounted for under the equity method and are recorded initially at cost as equity investments in real estate, and subsequently adjusted for our proportionate share of earnings and cash contributions and distributions. On a periodic basis, we assess whether there are any indicators that the value of equity investments in real estate may be impaired and whether or not that impairment is other than temporary. To the extent an other than temporary impairment has occurred, the charge is measured as the excess of the carrying amount of the investment over the fair value of the investment.
We evaluate our marketable securities for impairment as of each reporting period. For any securities in our portfolio with unrealized losses, we review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient
CPA®:15 2008 10-K — 53

Notes to Consolidated Financial Statements
for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline.
Assets Held for Sale
Assets held for sale are accounted for at the lower of carrying value or fair value less costs to dispose. Assets are classified as held for sale when we have committed to a plan to actively market a property for sale and expect that a sale will be completed within one year. The results of operations and the related gain or loss on sale of properties classified as held for sale are included in discontinued operations (Note 17).
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
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price less any closing costs and the carrying value of the property.
Foreign Currency Translation
We consolidate real estate investments in the European Union and own interests in properties in the European Union. The functional currencies for these investments are primarily the Euro and the British pound sterling. The translation from these local currencies to the U.S. dollar is performed for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains and losses resulting from such translation are reported as a component of other comprehensive income as part of shareholders’ equity. As of December 31, 2008 and 2007, the cumulative foreign currency translation adjustment gain was $6.3 million and $27.5 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income are accounted for in the same manner as foreign currency translation adjustments and reported as a component of other comprehensive income as part of shareholder’s equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized unrealized losses from such transactions of $5.2 million for the year ended December 31, 2008 and unrealized gains of $2 million for each of the years ended December 31, 2007 and 2006. For the years ended December 31, 2008, 2007 and 2006, we recognized realized gains of $6.4 million, $3.8 million and $0.8 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as an asset or liability, depending on our right or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. For fair value hedges, changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or
CPA®:15 2008 10-K — 54

Notes to Consolidated Financial Statements
other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in the fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
We use derivative instruments to reduce our exposure to fluctuations in interest rates and market fluctuations on equity securities. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes, and have a policy of only entering into derivative contracts with major financial institutions. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts. Lessees may also grant us common stock warrants in connection with structuring the initial lease transactions that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. Our principal derivative instruments consist of interest rate swaps, interest rate caps, embedded credit derivatives and common stock warrants (Note 11).
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in various states and municipalities within the United States and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes and a provision for such taxes is included in the consolidated financial statements. The tax provision for 2007 included $0.6 million in expenses that related to the years ended December 31, 2005 and 2006 that had not previously been accrued (see Out-of-Period Adjustments above).
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which we adopted at the beginning of 2007 (Note 16). FIN 48 clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that we not recognize in our consolidated financial statements the impact of a tax position that fails to meet the more likely than not recognition threshold based on the technical merits of the position. We adopted FIN 48 as required on January 1, 2007. FIN 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Prior to the adoption of FIN 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN 48 resulted in a net increase to our reserves for uncertain tax positions of $0.2 million, with an offsetting decrease to retained earnings.
Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
Adoption of New Accounting Pronouncements
SFAS 155
FASB Statement No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of SFAS No. 133 and 140” (“SFAS 155”) was issued to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted SFAS 155 as required on January 1, 2007 and the initial application of this statement did not have a material impact on our financial position or results of operations.
CPA®:15 2008 10-K — 55

Notes to Consolidated Financial Statements
SFAS 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is our 2009 fiscal year. The initial application of SFAS 157 did not have a material effect on our financial position and results of operations, and we believe that the remaining application of SFAS 157 will not have a material effect on our financial position and results of operations.
SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	$9,188	$—	$—	$9,188
Derivative assets	1,305	—	5	1,300

	$10,493	$—	$5	$10,488

Liabilities:
Derivative liabilities	$(5,551)	$—	$(5,551)	$—

Cash and cash equivalents balances totaling $73.2 million at December 31, 2008 were held in money market funds and approximated their fair value. Financial assets and liabilities presented above exclude financial assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Marketable	Derivative	Total
	Securities	Assets	Assets
Balance at January 1, 2008	$11,212	$1,379	$12,591
Total gains or losses (realized and unrealized):
Included in earnings	(4)	(79)	(83)
Included in other comprehensive income	(1,672)	—	(1,672)
Amortization and accretion	(348)	—	(348)

Balance at December 31, 2008	$9,188	$1,300	$10,488

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(4)	$(79)	$(83)

Gains and losses (realized and unrealized) included in earnings are included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
At December 31, 2008, we assessed the value of certain of our unconsolidated ventures in accordance with SFAS 157. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each
CPA®:15 2008 10-K — 56

Notes to Consolidated Financial Statements
investment based on the highest and best use of the investment and market participation assumptions. For unconsolidated ventures in operational real estate assets, the significant assumptions included the capitalization rate used in the income capitalization valuation, as well as projected property net operating income and the valuation of venture debt. We determined that the significant inputs used to value our unconsolidated ventures fall within Level 3. Based on this valuation, we estimated that our interests in unconsolidated ventures had an aggregate fair value of $237.7 million at December 31, 2008. In connection with this valuation, we recorded a valuation adjustment for other than temporary impairments on specific ventures totaling $1.3 million, calculated based on market conditions and assumptions at December 31, 2008. Actual results may differ materially if market conditions or the underlying assumptions change.
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
Recent Accounting Pronouncements
SFAS 141R
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with an acquisition. SFAS 141R is effective for our 2009 fiscal year. We expect the adoption of SFAS 141R may have an impact on our results of operations to the extent we enter into new acquisitions that are considered business combinations in 2009 and beyond as acquisition costs and fees, which are currently capitalized and allocated to the cost basis of acquisitions, will instead be expensed immediately as incurred, while post acquisition there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the properties. We are currently assessing the potential impact that the adoption of SFAS 141R will have on our financial position and results of operations.
SFAS 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), which establishes and expands accounting and reporting standards for minority interests in a subsidiary, which will be recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. This standard could affect the presentation and disclosure of our non controlling interests in consolidated subsidiaries. SFAS 160 is effective for our 2009 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 160 will have on our financial position and results of operations.
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
CPA®:15 2008 10-K — 57

Notes to Consolidated Financial Statements
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
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are ½ of 1% per annum of average invested assets as defined in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published net asset value per share as approved by our board of directors. For 2008, 2007 and 2006, the advisor elected to receive its performance fees in restricted shares of our common stock. We incurred base asset management fees of $15.9 million, $15.5 million and $14 million in 2008, 2007 and 2006, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of December 31, 2008, the advisor owned 7,146,756 shares (5.6%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property was purchased. Unpaid installments bear interest at an annual rate of 6%. Current acquisition fees were $0.5 million, $6.2 million and $4.3 million for investments that were acquired during 2008, 2007 and 2006, respectively. Deferred acquisition fees were $0.4 million, $4.9 million and $3.5 million for investments that were acquired during 2008, 2007 and 2006, respectively, and were payable to the advisor. Unpaid installments totaled $14.1 million and $22.1 million as of December 31, 2008 and 2007, respectively and are included in Due to affiliates in the consolidated financial statements. Annual installments of $8.4 million, $10.8 million and $9.5 million in deferred fees were paid in cash to the advisor in January 2008, 2007 and 2006, respectively.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $3.3 million, $4 million and $3.9 million during 2008, 2007 and 2006, respectively, which are included in General and administrative expenses in the consolidated financial statements.
The advisor is obligated to reimburse us for the amount by which our operating expenses exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that such excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that such reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
CPA®:15 2008 10-K — 58

Notes to Consolidated Financial Statements
The advisor will be entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since our inception, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the shareholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual distribution return of 6% (based on an initial share price of $10) since our inception. The advisor’s interest in such disposition fees amounted to $6 million at both December 31, 2008 and 2007. Payment of such amount, however, cannot be made until the subordination provisions are met. We have concluded that payment of such disposition fees is probable and all fees from completed property sales have been accrued. Subordinated disposition fees are included in the determination of realized gain or loss on the sale of properties. The obligation for disposition fees is included in Due to affiliates in the consolidated financial statements.
We own interests in entities which ranging from 30% to 75% as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 6).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and sharing the associated costs. Pursuant to the terms of an agreement, rental, occupancy and leasehold improvement costs are allocated among the participants in the entity based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.9 million during 2008 and 2007 and $1.1 million during 2006. Based on current gross revenues, our current share of future annual minimum lease payments would be $0.7 million through 2016.
In December 2007, we loaned $7.6 million to our advisor to fund the advisor’s acquisition of certain tenant-in-common interests in Europe. The loan represented the advisor’s share of funds from two ventures in which we and the advisor hold 54% and 46% interests, respectively, which we consolidate. The loan was repaid with interest in March 2008. We recognized interest income of $0.1 million during 2008 in connection with this loan. Interest income recognized during 2007 in connection with this loan was de minimis.
In August 2007, a venture in which we hold a 47% interest borrowed $8.7 million from the advisor in order to facilitate the defeasance of its existing non-recourse mortgage obligation (Note 6). The loan was repaid with de minimis interest in September 2007.
In connection with the sale of a domestic property in June 2006, we borrowed $84 million from the advisor to defease the outstanding mortgage on the property. Proceeds from the sale were used to repay the borrowing. We incurred de minimis interest expense in connection with this borrowing.
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2008	2007
Land	$543,027	$548,367
Building (a)	1,762,991	1,791,375
Less: Accumulated depreciation	(238,360)	(193,573)

	$2,067,658	$2,146,169

(a)	During 2008, we incurred impairment charges totaling $35.4 million, inclusive of minority interest of $7.6 million, on two vacant French properties to reduce the properties’ carrying values to their estimated fair values.
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
In June 2006, the advisor entered into a lease restructuring agreement with Starmark under which six properties under the master lease agreement were re-leased to Life Time Fitness, Inc., a new tenant unaffiliated with Starmark. Life Time agreed to provide a total of $20 million of improvements to these six properties, comprised of a rent abatement to Life Time of $2.3 million, security deposits and prepaid rent released by Starmark totaling $7.7 million and a commitment by Life Time to fund $10 million of improvements in
CPA®:15 2008 10-K — 59

Notes to Consolidated Financial Statements
exchange for the transfer to Life Time of four properties formerly leased to Starmark. The $10 million commitment by Life Time is secured by letters of credit totaling $10 million. The venture transferred title of these four properties to Life Time and the venture has no continuing involvement in the transferred properties. No gain or loss was recorded on the transfer of the four properties as the venture had previously written down the four transferred properties to their estimated fair values, as described below. The $20 million of improvements are for the benefit of the venture and will be retained by the venture upon expiration of the lease. An additional property was re-leased to Town Sports International Holdings, Inc., a second new tenant unaffiliated with Starmark, on terms similar to the original lease with Starmark. In 2006, upon entering into new leases for the venture’s four remaining properties, the venture terminated the agreement with Starmark and recognized lease termination income of $8.1 million, comprised of security deposits and prepaid rent from Starmark totaling $7.7 million and the release of real estate tax escrows of $0.4 million. During 2007, these four properties and the two wholly-owned properties were sold for $75.3 million, net of selling costs. We recognized a gain on the sales of $22.1 million (inclusive of minority interest of $7 million) which is included in Income from discontinued operations in the consolidated financial statements.
In connection with the 2006 lease restructuring, the venture recognized impairment charges on this investment during 2006 totaling $27.6 million, comprised of a charge of $21.3 million to write off intangible assets on properties leased to Starmark, of which $13 million is included in Income from continuing operations and $8.3 million is included in Income from discontinued operations, and an impairment charge of $6.3 million included in Income from discontinued operations to reduce the carrying value of the four transferred properties to their estimated fair values.
In April 2006, the venture prepaid/defeased the existing debt of $100.9 million and incurred prepayment penalties and debt defeasance costs totaling $10.1 million. In November 2006, the venture obtained new non-recourse mortgage financing of $80 million on the Life Time properties at a fixed annual interest rate of 5.8% with a 10-year term. In 2007, the venture obtained new non-recourse mortgage financing of $8 million on the Town Sports property at a fixed annual interest rate of 5.6% and with a 10-year term. In connection with the sale of the two wholly-owned properties in 2007, we assigned the existing non-recourse mortgage on the properties of $14.9 million to the purchaser.
The amounts above are inclusive of minority interest. The minority venture partners were allocated their share of the net income effects of the termination revenue, impairment charges and the defeasance/repayment costs of the existing debt in the periods described.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based increases, under non-cancelable operating leases are as follows (in thousands):

Year ending December 31,
2009	$249,787
2010	250,099
2011	237,382
2012	213,866
2013	209,846
Thereafter through 2033	1,485,396
There was no percentage rent revenue for operating leases in 2008, 2007 and 2006, respectively.
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2008	2007
Minimum lease payments receivable	$737,431	$922,303
Unguaranteed residual value	354,502	426,005

	1,091,933	1,348,308
Less: unearned income	(643,298)	(826,182)

	$448,635	$522,126

CPA®:15 2008 10-K — 60

Notes to Consolidated Financial Statements
In September 2008, we agreed to terminate a master net lease at two properties that were accounted for as net investments in direct financing leases and sold the properties to a third party in December 2008 for $6.8 million, net of selling costs. We recognized a loss of $0.2 million on the sale, excluding an impairment charge of $4 million. In connection with the sale, we used a significant portion of the sale proceeds to prepay the existing $7.5 million non-recourse mortgage debt and incurred prepayment penalties of $0.3 million. As a result of the lease termination, these properties were reclassified as Real estate, net in 2008 and their results of operations for the period from the date of the lease termination through the date of disposition are included in (Loss) income from discontinued operations.
In October 2008, we sold our net investment in a direct financing lease for $4.1 million, net of selling costs, for a gain of $0.8 million. In connection with the sale, we used the sale proceeds to prepay an existing $4.1 million non-recourse mortgage loan that was collateralized by the sold property and a property that we retained. We incurred prepayment penalties of $0.3 million as a result of this prepayment.
We perform a review of our estimate of the residual value of our direct financing leases at least annually in order to determine if there has been an other than temporary decline in the current estimate of residual value of the underlying real estate assets. In connection with this review, we recognized impairment charges totaling $1.3 million in 2008 on four properties to reflect the declines in the unguaranteed residual values of these properties. No such impairment charges were recognized during 2007.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based increases, under non-cancelable direct financing leases are as follows (in thousands):

Year ending December 31,
2009	$43,774
2010	43,985
2011	44,205
2012	44,232
2013	42,462
Thereafter through 2033	518,773
Percentage rent revenue for direct financing leases was $0.4 million in each of 2008, 2007 and 2006.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less and we exercise significant influence, and (ii) as tenant-in-common interests subject to common control (Note 2). We hold interests in two ventures that we account for under the equity method of accounting pursuant to the provisions of EITF 04-05 where we share control. The underlying investments are generally owned with affiliates.
CPA®:15 2008 10-K — 61

Notes to Consolidated Financial Statements
Our ownership interests in our equity investments in real estate and their respective carrying values are presented below (dollars in thousands):

	Ownership Interest at	Carrying Value at December 31,
Lessee	December 31, 2008	2008	2007
Marriott International, Inc. (a)	47%	$68,933	$71,086
Schuler A.G. (b)(c)	34%	45,607	45,978
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b)(d)	38%	23,126	28,524
The Upper Deck Company (e)	50%	11,668	13,114
PETsMART, Inc.	30%	8,920	9,001
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (b) (f) (g)	33%	8,592	—
Hologic, Inc.	64%	8,523	8,611
The Talaria Company (Hinckley)	30%	7,731	7,330
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (f) (h)	50%	7,263	8,503
Del Monte Corporation	50%	7,024	8,193
Builders FirstSource, Inc.	40%	1,737	1,772

		$199,124	$202,112

(a)	In August 2007, this venture, which owned 13 properties at that date and in which we and an unaffiliated third party hold 47% and 53% interests, respectively, sold a property for $43.3 million, net of selling costs and recorded a gain on the sale of $31.3 million. Concurrent with the sale, the venture defeased the existing non-recourse mortgage obligation of $46.9 million collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5.1 million. In order to facilitate the defeasance, this venture borrowed $8.7 million from the advisor in August 2007 which it repaid in September 2007. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease. Separate financial statements for this venture are included herein.

(b)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(c)	We acquired a 67% interest and an affiliate acquired a 33% interest in this venture in September 2007 for $73.8 million and we consolidated the operations of the venture. As a result of the advisor’s purchase of a tenant-in-common interest in the property in December 2007, we subsequently reclassified this investment as an equity investment in real estate.

(d)	We acquired our interest in this investment during 2007 (Note 7).

(e)	We recognized an other than temporary impairment charge related to this investment of $0.9 million during 2008 to reduce the carrying amount of our investment to reflect the fair value of our share of the venture’s net assets.

(f)	Wagon Automotive GmbH filed for bankruptcy in Germany in December 2008 (Note 7). Gortz & Schiele GmbH & Co. filed for bankruptcy in Germany in November 2008.

(g)	We acquired our interest in this investment during 2008 (Note 7).

(h)	We recognized other than temporary impairment charges related to this investment of $0.4 million and $2.4 million during 2008 and 2007, respectively, to reduce the carrying amount of our investment to reflect the fair value of our share of the venture’s net assets.
CPA®:15 2008 10-K — 62

Notes to Consolidated Financial Statements
Combined summarized financial information of our interests in venture properties (for the entire entities, not our proportionate share) is presented below (in thousands):

	December 31,
	2008	2007
Assets	$1,347,755	$1,406,266
Liabilities	(621,078)	(670,714)

Partners’ and members’ equity	$726,677	$735,552

	Years ended December 31,
	2008	2007	2006
Revenue	$116,064	$96,765	$43,390
Expenses	(56,847)	(48,202)	(18,371)
Gain on sale of real estate (a)	—	31,317	—

Net income	59,217	79,880	25,019

Our share of income from equity investments in real estate (b)	$12,460	$21,328	$7,849

(a)	Reflects gain on sale of a property in August 2007 as described above.

(b)	Inclusive of (i) amortization of differences between the fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and (ii) impairment charges as described above.
Note 7. Acquisitions of Real Estate-Related Investments
Amounts are based on the exchange rate of the Euro as of the date of acquisition or financing, as applicable.
Real Estate Acquired
We did not acquire any consolidated real estate investments during 2008. During 2007, we and an affiliate acquired three international investments at a total cost of $115.6 million, inclusive of minority interest of $37.6 million. During 2007, we reclassified one of these previously consolidated investments to an equity investment in real estate as a result of the advisor’s purchase of a tenant-in-common interest in the investment for $26 million (see below). In connection with the two remaining investments that we consolidate, we obtained non-recourse mortgage financing of $20.9 million, inclusive of minority interest of $6.3 million, with a weighted averaged annual rate and term of 5.8% and 9.7 years, respectively. The variable annual interest rate on a portion of this financing has been effectively converted to a fixed rate through an interest rate swap agreement that matures in July 2016.
Equity Investments in Real Estate Acquired
2008 — In August 2008, a venture in which we and an affiliate hold 33% and 67% interests, respectively, acquired an equity investment in Germany at a total cost (not our proportionate share) of $57.8 million. The venture leases properties to two tenants, Wagon Automotive GmbH and Wagon Automotive Nagold GmbH, under net leases that are guaranteed by the tenants’ parent company, Wagon PLC. The venture obtained non-recourse mortgage financing of $29.3 million at a fixed annual interest rate of 6.2% and a term of seven years. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence.
In December 2008, Wagon PLC filed for bankruptcy in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom and Wagon Automotive GmbH filed for bankruptcy in Germany. To date, Wagon Automotive Nagold GmbH has not filed for bankruptcy. The bankruptcy filings by Wagon PLC and Wagon Automotive GmbH each constitute an “event of default” under the leases and the financing agreement, and as a result, among other things, the lender of the mortgage financing has the right to retain all payments under the leases, if any (which it has exercised), as well as to take further actions, including accelerating the debt and foreclosure (which it has not done at this time).
2007 — We acquired two related investments in 2007 (Hellweg Die Profi-Baumarkte GmbH & Co. KG) that are accounted for under the equity method of accounting as we do not have a controlling interest but exercise significant influence. The remaining ownership of these entities is held by our advisor and certain of our affiliates. The primary purpose of these investments was to ultimately
CPA®:15 2008 10-K — 63

Notes to Consolidated Financial Statements
acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to the CPA® REITs while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. In April 2007, we acquired an interest in a venture (the “property venture”) that in turn acquired a 24.7% ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired an interest in a second venture (the “lending venture”), which made a loan (the “note receivable”) to the holder of the remaining 75.3% interests in the limited partnership (the “partner”). Under the terms of the note receivable, the lending venture will receive interest that approximates 75% of all income earned by the limited partnership, less adjustments. Our total effective ownership interest in the ventures is 38%. The total cost of the interests in these ventures, which are owned with affiliates, is $446.4 million. In connection with these transactions, the ventures obtained combined non-recourse financing of $378.6 million, having a fixed annual interest rate of 5.5% and a term of 10 years.
In connection with the acquisition, the property venture agreed to an option agreement which gives the property venture the right to purchase, from the partner, an additional 75% interest in the limited partnership no later than December 2010 at a price equal the principal amount of the note receivable at the time of purchase. Upon exercise of this purchase option, the property venture would own 99.7% of the limited partnership. The property venture has also agreed to a second assignable option agreement to acquire the remaining 0.3% interest in the limited partnership by December 2012. If the property venture does not exercise its option agreements, the partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal the principal amount of the note receivable at the time of purchase.
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect upon exercise of the respective purchase option or put option to have the loan from the lending venture to the seller repaid by a deemed transfer of cash in amounts necessary to fully satisfy the seller’s obligations to the lending venture and the lending venture shall be deemed to have transferred such funds up to the CPA® REITs as if they had recontributed them down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2008 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest — the aggregate of which would be approximately $2.4 million with our share approximating $0.9 million. In addition, our maximum exposure to loss on these ventures was approximately $24.1 million (inclusive of both our existing investment and the amount to fund our future commitment).
Other
In addition, as described above, we reclassified a previously consolidated real estate investment as an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property in the fourth quarter of 2007. We currently hold a 34% interest in the venture.
Real Estate Under Construction
Costs incurred through December 31, 2007 of $12 million related to the Starmark restructuring transaction (Note 4) were placed into service in April 2008. There was no real estate under construction during 2008.
Note 8. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $317.7 million, which are being amortized over periods ranging from six years and five months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:15 2008 10-K — 64

Notes to Consolidated Financial Statements
Intangibles are summarized as follows (in thousands):

	December 31,
	2008	2007
Lease intangibles
In-place lease	$205,175	$211,788
Tenant relationship	36,653	38,106
Above-market rent	101,449	102,046
Less: accumulated amortization	(102,194)	(79,444)

	$241,083	$272,496

Below-market rent	$(25,616)	$(26,108)
Less: accumulated amortization	5,641	4,455

	$(19,975)	$(21,653)

Net amortization of intangibles, including the effect of foreign currency translation, was $23.1 million, $23.2 million and $22.7 million for 2008, 2007 and 2006, respectively. Based on the intangibles recorded as of December 31, 2008, scheduled annual net amortization of intangibles for each of the next five years is expected to be $24.3 million in 2009 and 2010, $22.3 million in 2011 and $21.1 million in 2012 and 2013.
During 2008, we wrote off intangible assets totaling $3.5 million in connection with a lease termination at a property.
During 2006, in connection with the restructuring of a master lease agreement with Starmark, we wrote off intangible assets totaling $21.3 million, inclusive of minority interest of $10.5 million (Note 4).
Note 9. Interest in Mortgage Loan Securitization
We are accounting for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. Our interest in CCMT consists of Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa/AAA by Moody’s Investors Service, Inc. and Fitch, Inc., respectively, had a fair value of $1.3 million and $1.9 million at December 31, 2008 and 2007, respectively. Our interest in the Class E certificates, which are rated between Baa3/BBB — and Caa/CCC by Moody’s and Fitch, respectively, had a fair value of $7.8 million and $9.2 million at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the total fair value of our interest of $9.1 million and $11.1 million, respectively, reflected an aggregate unrealized loss of $1.3 million and an aggregate unrealized gain of $0.4 million, respectively, and cumulative net amortization of $1.6 million and $1.3 million at December 31, 2008 and 2007, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” a sensitivity analysis of our interest at December 31, 2008 based on adverse changes in market interest rates of 1% and 2% is as follows (in thousands):

	Fair value as of	1% adverse	2% adverse
	December 31, 2008	change	change
Fair value of our interest in CCMT	$9,100	$8,850	$8,608
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 10. Disclosures About Fair Value of Financial Instruments
Our debt had a carrying value of $1.8 billion and $1.9 billion and a fair value of $1.7 billion and $1.9 billion at December 31, 2008 and 2007, respectively. Our marketable securities, including the interest in CCMT, had a cost basis of $10.4 million and $10.7 million and a fair value of $9.1 million and $11.1 million at December 31, 2008 and 2007, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. Our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at December 31, 2008 and 2007.
CPA®:15 2008 10-K — 65

Notes to Consolidated Financial Statements
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
The primary risk related to our use of derivative instruments is the risk that a counterparty to a hedging arrangement could default on its obligation. We seek to mitigate this risk by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy. If we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees.
Interest Rate Swaps and Interest Rate Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap or interest rate cap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. The notional amount on which the swaps are based is not exchanged. Interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using such derivatives is to limit our exposure to interest rate movements. Interest rate swaps and caps may be designated as cash flow hedges, with changes in fair value included as a component of other comprehensive income in shareholders’ equity, or as fair value hedges, with changes in fair value reflected in earnings.
Our interest rate swap and interest rate cap derivative financial instruments outstanding at December 31, 2008 are designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Expiration	Fair
	Type	Amount (a)	Interest Rate (b)	Date	Value (a)
Included in Other assets, net
1-Month LIBOR	Interest rate cap	$43,000	5.0%	12/2010	$5

					5

Included in Accounts payable, accrued expenses and other liabilities
3-Month Euribor (d)	“Pay-fixed” swap	142,455	5.0%	7/2016	(2,881)
3-Month Euribor (d)	“Pay-fixed” swap	8,355	5.6%	7/2016	(438)
3-Month Euribor (d) (e)	“Pay-fixed” swap	20,517	5.6%	10/2015	(848)
3-Month LIBOR	“Pay-fixed” swap	16,331	6.9%	2/2014	(1,384)

					(5,551)

					$(5,546)

(a)	Amounts are based upon the applicable exchange rate at December 31, 2008, where applicable.

(b)	Effective interest rate represents the rate at which interest is capped for the interest rate cap and the total of the swapped rate and the contractual margin for “pay-fixed” swaps.

(c)	The applicable interest rate of the related debt was 4.8% at December 31, 2008 and, therefore, the interest rate cap was not in effect at that date.

(d)	Inclusive of minority interest in the notional amount and fair value of the derivatives totaling $42.8 million and $1 million, respectively.
CPA®:15 2008 10-K — 66

Notes to Consolidated Financial Statements

(e)	In April 2008, we unwound a swap with a notional value of $31.6 million as of the date of termination, inclusive of minority interest of $7.9 million, and obtained a new interest rate swap with a notional value of $26.5 million at that date, inclusive of minority interest of $6.6 million. This new swap, which was designated as a cash flow hedge, effectively fixed the annual interest rate for this portion of the debt at 5.6% and expires in October 2015. In connection with the interest rate swap termination, we received a settlement payment of $1.1 million, inclusive of minority interest of $0.3 million, and realized a gain of $1.1 million, inclusive of minority interest of $0.3 million, which is included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
Changes in the fair value of interest rate swaps included in Accumulated other comprehensive income, net of minority interest, reflected unrealized losses of $11.8 million in 2008 and unrealized gains of $4.4 million and $3.7 million in 2007 and 2006, respectively.
Embedded Credit Derivatives
In April 2007 and August 2008, we acquired interests in certain unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at December 31, 2008 and 2007, the embedded credit derivatives had a total fair value (not our proportionate share) of $2.1 million and $5.6 million as of December 31, 2008 and 2007, respectively, and generated a total unrealized loss (not our proportionate share) of $4.8 million for 2008 and a total unrealized gain (not our proportionate share) of $2.7 million for 2007. The unrealized loss for 2008 included an unrealized loss of $1.4 million to write down the value of one of these derivatives pursuant to the valuation obtained at December 31, 2008. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. As of December 31, 2008 and 2007, warrants issued to us have an aggregate fair value of $1.3 million and $1.4 million, respectively, and are included in Other assets, net in the consolidated financial statements.
Included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements are unrealized losses on stock warrants of $0.1 million and $1.3 million for 2008 and 2007, respectively, and unrealized gains of $1.3 million for 2006. The unrealized losses for 2007 represent the reversal of unrealized gains recognized in prior periods, including an out-of-period adjustment of $0.5 million recognized during the first quarter of 2007 (Note 2). We reversed these unrealized gains in connection with a tenant’s merger transaction during 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received net cash proceeds of $0.1 million and $1.1 million in 2008 and 2007, respectively, and realized a gain of $0.1 million and $1 million in 2008 and 2007, respectively, which are included in Gain on foreign currency transactions, derivative instruments and other, net in the consolidated financial statements.
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
Our directly owned real estate properties and related loans are located in the United States (63%) and Europe (37%), with France (17%) representing the only significant concentration (10% or more of current annualized lease revenue). In addition, Mercury Partners, LP and
U-Haul Moving Partners, Inc. jointly represented 10% of lease revenue in 2008, inclusive of minority interest. As of
CPA®:15 2008 10-K — 67

Notes to Consolidated Financial Statements
December 31, 2008, our directly owned real estate properties contain significant concentrations in the following asset types: office (27%), industrial (19%), warehouse/distribution (16%), retail (15%) and self-storage (10%); and the following tenant industries: retail trade (23%) and electronics (13%).
Note 12. Debt
Non-recourse debt consists of mortgage notes payable collateralized by an assignment of real property and direct financing leases with a carrying value of $2.5 billion as of December 31, 2008. Our mortgage notes payable had fixed annual interest rates ranging from 4.3% to 10% and variable annual interest rates ranging from 5% to 6.9% and maturity dates ranging from 2009 to 2026 as of December 31, 2008.
Scheduled debt principal payments during each of the next five years following December 31, 2008 and thereafter are as follows (in thousands):

Year ending December 31,	Total Debt
2009	$99,686
2010	71,563
2011	152,787
2012	178,245
2013	149,105
Thereafter through 2026	1,154,011

Total	$1,805,397

We consolidate a venture that had $113.8 million of non-recourse mortgage debt at December 31, 2008, inclusive of minority interest of $28.4 million, that matures in 2015. Under the loan agreement, the tenant has an obligation to meet certain loan covenants, which were not met as of December 31, 2007. As a result, the lender had retained rental receipts of $8.5 million, inclusive of minority interest of $2.1 million, which it released to us in May 2008 as a result of the tenant’s renewed and continued compliance with these loan covenants.
Note 13. Commitments and Contingencies
As of December 31, 2008, we were not involved in any material litigation. We note the following:
State Securities Matters
The Maryland Securities Commission, the Arkansas Securities Department and the Alabama Securities Commission have each sought information from Carey Financial LLC (“Carey Financial”), the advisor’s wholly-owned broker-dealer subsidiary, and/or us relating to a previously settled Securities and Exchange Commission (“SEC”) investigation described in Note 14. While it is possible that Maryland, Arkansas, Alabama, or another state could commence proceedings against Carey Financial relating to the SEC investigation, WPC has announced that it does not currently expect that any such proceeding, if commenced, would have a material effect on WPC incremental to that caused by the SEC settlement described in Note 14.
Note 14. Advisor Settlement of SEC Investigation
SEC Investigation
In 2004, following a broker-dealer examination of Carey Financial, the staff of the SEC commenced an investigation into compliance with the registration requirements of the Securities Act of 1933 (the “Securities Act”) in connection with the public offerings of our shares during 2002 and 2003. The matters investigated by the staff of the SEC principally included whether, in connection with a public offering of our shares, Carey Financial and its retail distributors sold certain securities without an effective registration statement; specifically, whether the delivery of the investor funds into escrow after completion of the first phase of the offering, completed in the fourth quarter of 2002, but before a registration statement with respect to the second phase of the offering became effective in the first quarter of 2003, constituted sales of securities in violation of Section 5 of the Securities Act of 1933.
The investigation was later expanded to include matters relating to compensation arrangements with broker-dealers in connection with other CPA® REITs including us. The compensation arrangements principally involved payments, aggregating in excess of $9.6 million, made to a broker-dealer which distributed our shares and the shares of other CPA® REITs, the disclosure of such
CPA®:15 2008 10-K — 68

Notes to Consolidated Financial Statements
arrangements and compliance with applicable Financial Industry Regulatory Authority, Inc. (FINRA) requirements. The costs associated with these payments, which were made during the period from early 2000 through the end of 2003, were borne by and accounted for on the books and records of the CPA® REITs.
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to them in connection with the above-described investigations. In connection with the settlement, the SEC filed a complaint in the United States District Court for the Southern District of New York alleging violations of certain provisions of the federal securities laws, and seeking to enjoin WPC from violating those laws in the future. In its complaint the SEC alleged violations of Section 5 of the Securities Act of 1933, in connection with the offering of shares of CPA®:15, and Section 17(a) of the Securities Act of 1933 and Sections 10(b), 13(a), 13(b)(2)(A) and 14(a) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20, 13a-1, 13a-13 and 14a-9 thereunder, among others, in connection with the above-described payments to broker-dealers and related disclosures by the CPA® REITs. With respect to Carey Financial, the complaint alleged violations of, and sought to enjoin Carey Financial from violating, Section 5 of the Securities Act of 1933. Without admitting or denying the allegations in the SEC’s complaint, WPC and Carey Financial consented to the entry of the injunction, which was entered by the court in a final judgment in March 2008. Pursuant to the final judgment, WPC agreed to make payments of $20 million, including interest, to us and another affected CPA® REIT. Our portion of these payments is approximately $9.1 million and is reflected in our results of operations for 2008. Payment of this amount was received from the advisor in April 2008. WPC also paid a $10 million civil penalty, no portion of which received.
The SEC’s complaint also alleged violations of certain provisions of the federal securities laws by our advisor’s employees John Park, who was formerly WPC’s and our chief financial officer, and Claude Fernandez, who was formerly WPC’s and our chief accounting officer. Messrs. Park and Fernandez have separately settled the charges against them.
Note 15. Shareholders’ Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. For the three years ended December 31, 2008, distributions per share reported for tax purposes were as follows:

	2008	2007 (a)	2006
Ordinary income	$0.58	$0.45	$0.38
Capital gains	—	0.22	0.27
Return of capital	0.11	—	—

	$0.69	$0.67	$0.65

(a)	Excludes a special cash distribution of $0.08 per share in December 2007, which was paid in January 2008 to shareholders of record as of December 31, 2007. The special distribution was approved by our board of directors in connection with the sale of two properties. The special distribution was reported for tax purposes as follows: Ordinary income $0.05; Capital gains $0.03.
We declared a quarterly distribution of $0.1743 per share in December 2008, which was paid in January 2009 to shareholders of record as of December 31, 2008.
Accumulated Other Comprehensive Income
As of December 31, 2008 and 2007, Accumulated other comprehensive income reflected in shareholders’ equity is comprised of the following (in thousands):

	2008	2007
Unrealized (loss) gain on marketable securities	$(1,269)	$403
Unrealized (loss) gain on derivative instruments	(4,574)	7,225
Foreign currency translation adjustment	6,303	27,536

Accumulated other comprehensive income	$460	$35,164

CPA®:15 2008 10-K — 69

Notes to Consolidated Financial Statements
Note 16. Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in the various states and municipalities within the U.S. and the European Union and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes. The tax provision for 2007 included $0.6 million in expenses that related to the years ended December 31, 2005 and 2006 that had not previously been accrued (Note 2).
We adopted FIN 48 on January 1, 2007. As a result of the implementation, we recognized a $0.2 million increase to reserves for uncertain tax positions. This increase in reserves was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect increase, at the beginning of 2007, we had $0.2 million of total gross unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2008	2007
Balance at January 1,	$687	$160
Additions based on tax positions related to the current year	203	215
Additions for tax positions of prior years	—	312
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions for expiration of statute of limitations	(193)	—

Balance at December 31,	$697	$687

At December 31, 2008, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, we had less than $0.1 million of accrued interest related to uncertain tax positions.
During the next year, we currently expect the liability for uncertain taxes to increase on a similar basis to the additions that occurred in 2008. We or our subsidiaries file income tax returns in state and foreign jurisdictions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 17. Discontinued Operations
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
2008 — During 2008, we sold a property for proceeds of $1.1 million, net of selling costs, for a gain of $0.1 million. Concurrent with the sale, we used $0.8 million to partially defease the existing non-recourse mortgage obligation of $16.8 million that was collateralized by five properties (including the property sold). All costs associated with the partial defeasance were incurred by the buyer.
As described in Note 5, we sold three domestic properties in 2008 that were accounted for as direct financing leases. As a result of a lease termination, two of these properties were reclassified as Real estate, net in September 2008. Therefore, their results of
CPA®:15 2008 10-K — 70

Notes to Consolidated Financial Statements
operations for the period from the date of the lease termination through the date of disposition in December 2008, including an impairment charge of $4 million and a loss on the sale of $0.2 million, are included in Income from discontinued operations.
2007 — We sold six properties for total proceeds of $75.3 million, net of selling costs and inclusive of minority interest of $23.2 million, for a net gain of $22.1 million, inclusive of minority interest of $6.9 million. The outstanding non-recourse mortgage financing for two of these properties of $14.9 million was assigned to the purchaser.
2006 — A consolidated venture in which we and an affiliate held 60% and 40% interests, respectively, sold a property for $200 million, net of selling costs and inclusive of minority interest of $80 million. In connection with the sale, the venture recognized a gain on the sale of $41.1 million, net of a $10.3 million writeoff of unrecoverable receivables related to future stated rent increases (inclusive of minority interest of $16.4 million and $4.1 million, respectively). In addition, the venture repaid the existing non-recourse mortgage obligation of $81.2 million and incurred a charge for prepayment penalties and related costs totaling $3 million (inclusive of minority interest of $32.5 million and $1.2 million, respectively).
We also sold three properties for combined proceeds of $38 million, net of selling costs, and recognized a net gain on sale of $7.8 million. In addition, we have accounted for the transfer of four properties to Life Time (Note 4) as a sale, as title was transferred to the new tenant and we have no continuing involvement in the transferred properties. No gain or loss was recorded on the sale of the four properties as we recognized impairment charges totaling $8.6 million (inclusive of minority interest of $4.8 million) during 2006 to reduce the carrying value of the four transferred properties to their estimated fair values.
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Revenues	$786	$6,968	$17,025
Expenses	(675)	(2,937)	(10,943)
(Loss) gain on sale of real estate, net	(67)	22,087	48,870
Impairment charges	(4,019)	—	(14,646)
Minority interest in income	—	(8,392)	(11,176)

(Loss) income from discontinued operations	$(3,975)	$17,726	$29,130

Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments.
Geographic information for the real estate ownership segment is as follows (in thousands):

	Domestic	Foreign (a)	Total Company
2008
Revenues	$182,178	$124,283	$306,461
Total long-lived assets (b)	1,604,710	1,110,707	2,715,417

2007
Revenues	$178,491	$114,795	$293,286
Total long-lived assets (b)	1,643,580	1,238,777	2,882,357

2006
Revenues	$186,004	$94,607	$280,611
Total long-lived assets (b)	1,694,943	1,042,996	2,737,939

(a)	Consists of operations in the European Union.

(b)	Consists of real estate, net; net investment in direct financing leases; equity investments in real estate and real estate under construction.
CPA®:15 2008 10-K — 71

Notes to Consolidated Financial Statements
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008 (c)
Revenues (a)	$76,300	$77,189	$76,474	$76,498
Operating expenses (a)	(29,745)	(32,147)	(43,453)	(55,712)
Net income	25,759	14,028	1,195	(12,288)
Earnings per share	0.20	0.11	0.01	(0.10)
Distributions declared per share	0.1704	0.1719	0.1736	0.1743

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007 (d)
Revenues (a)	$69,672	$72,388	$74,427	$76,799
Operating expenses (a)	(26,708)	(27,755)	(30,378)	(31,004)
Net income (b)	13,581	15,736	30,904	26,969
Earnings per share	0.11	0.12	0.24	0.21
Distributions declared per share	0.1654	0.1664	0.1679	0.1694 (e)

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)	Includes impact of out of period adjustments in the quarter ended March 31, 2007 (Note 2).

(c)	Net income for the fourth quarter of 2008 includes impairment charges totaling $24.4 million in connection with several properties and an equity investment in real estate (Notes 4, 5 and 6).

(d)	Net income for the fourth quarter of 2007 includes impairment charges of $2.4 million in connection with two equity investments in real estate (Note 6).

(e)	Excludes a special cash distribution of $0.08 per share paid in January 2008 to shareholders of record as of December 31, 2007.
CPA®:15 2008 10-K — 72

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facilities in Bluffton, Ohio; Auburn, Indiana and Milan Tennessee	$11,308	$1,180	$19,816	$16	$—	$1,180	$19,832	$21,012	$3,626	Apr 2002	40 years
Land in Irvine, California	2,886	4,930	—	—	—	4,930	—	4,930	—	May 2002	N/A
Office facility in Alpharetta, Georgia	7,807	1,750	11,339	—	—	1,750	11,339	13,089	2,093	Jun 2002	40 years
Office facility in Clinton, New Jersey	27,030	—	47,016	3	—	—	47,019	47,019	7,987	Aug 2002	40 years
Warehouse/distribution and office facilities in Miami, Florida	9,664	6,600	8,870	40	—	6,600	8,910	15,510	1,684	Sep 2002	40 years
Office facilities in St. Petersburg, Florida	19,311	1,750	7,408	21,563	922	3,200	28,443	31,643	4,592	Sep 2002	40 years
Movie Theatre in Baton Rouge, Louisiana	10,840	4,767	6,912	—	286	4,767	7,198	11,965	1,053	Oct 2002	40 years
Office facilities in San Diego, California	18,428	8,050	22,047	24	—	8,050	22,071	30,121	4,334	Oct 2002	40 years
Industrial facilities in Richmond, California	—	870	4,098	—	—	870	4,098	4,968	684	Nov 2002	40 years
Nursing care facilities located in France at Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles	41,804	5,329	35,001	11,602	8,434	7,510	52,856	60,366	9,909	Dec 2002	40 years
Warehouse and distribution and industrial facilities in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas.	70,449	19,250	101,536	—	7	19,250	101,543	120,793	15,348	Dec 2002	40 years
Warehouse/distribution facilities located in France at Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet	120,576	11,250	95,123	49,863	21,306	17,375	160,167	177,542	28,135	Dec 2002	40 years
Warehouse/distribution facilities in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas	15,863	3,440	26,975	—	(879)	3,300	26,236	29,536	4,494	Dec 2002	40 years
Warehouse and distribution facility in Birmingham, United Kingdom	13,376	4,107	17,235	754	(1,304)	3,620	17,172	20,792	122	Jan 2003	35 years
Fitness and recreational sports centers in Boca Raton Florida; Newton, Massachusetts; Eden Prairie, Fridley, Bloomington and St. Louis Park, Minnesota.	84,944	44,473	111,521	20,010	(47,513)	30,904	97,587	128,491	12,036	Feb 2003	40 years
Industrial facilities in Chattanooga, Tennessee	—	540	5,881	—	—	540	5,881	6,421	864	Feb 2003	40 years
Industrial facilities in Mooresville, North Carolina	7,918	600	13,837	—	—	600	13,837	14,437	2,032	Feb 2003	40 years
Industrial facility in MaCalla, Alabama	7,544	1,750	13,545	—	—	1,750	13,545	15,295	1,622	Mar 2003	40 years
Office facility in Lower Makefield T, Pennsylvania	12,428	900	20,120	—	—	900	20,120	21,020	2,871	Apr 2003	40 years
Land located in Dublin, Ireland	686	1,783	—	—	(332)	1,451	—	1,451	—	Apr 2003	N/A
Warehouse/distribution facility in Virginia Beach, Virginia	20,387	3,000	32,241	44	—	3,000	32,285	35,285	4,400	Jul 2003	40 years
Industrial facility in Fort Smith, Arizona	—	980	7,262	—	—	980	7,262	8,242	991	Jul 2003	40 years
Retail facilities in Greenwood, Indiana and Buffalo, New York	11,506	—	14,676	4,891	—	—	19,567	19,567	2,485	Aug 2003	40 years
Industrial facilities in Bowling Green, Kentucky and Jackson, Tennessee	7,720	680	11,723	—	—	680	11,723	12,403	1,575	Aug 2003	40 years
Industrial facilities in Mattoon, Illinois; Holyoke, Massachusetts; Morristown, Tennessee and a warehouse/distribution facility in Westfield, Massachusetts	8,536	1,230	15,707	—	10	1,230	15,717	16,947	2,112	Aug 2003	40 years
Industrial facility in Rancho Cucamonga, California and educational facilities in Glendale Heights, Illinois; Exton, Pennsylvania and Avondale, Arizona	43,830	12,932	6,937	61,871	719	12,932	69,527	82,459	7,394	Sep 2003,	40 years
										Dec 2003,
										Feb 2004,
										Sep 2004
Sports facilities in Rochester Hills and Canton, Michigan	24,619	9,791	32,780	—	—	9,791	32,780	42,571	4,336	Sep 2003	40 years
Industrial facilities in St. Petersburg, Florida; Buffalo Grove, Illinois; West Lafayette, Indiana; Excelsior Springs, Missouri and North Versailles, Pennsylvania	14,753	4,980	21,905	2	4	4,980	21,911	26,891	2,863	Oct 2003	40 years
Industrial facilities in Tolleson, Arizona; Alsip, Illinois and Solvay, New York	18,615	4,210	23,911	2,640	3,106	4,210	29,657	33,867	3,660	Nov 2003	40 years
Land in Kahl, Germany	5,345	7,070	—	—	911	7,981	—	7,981	—	Dec 2003	N/A
CPA®:15 2008 10-K — 73

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (d)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Land in Memphis, Tennessee and Sports facilities in Bedford, Texas and Englewood, Colorado	9,514	4,392	9,314	—	—	4,392	9,314	13,706	1,128	Dec 2003,	40 years
										Sep 2004
Office facilities in Brussels, Belgium	12,560	2,232	8,796	2,786	1,868	2,550	13,132	15,682	1,955	Jan 2004	40 years
Warehouse/distribution facilities in Oceanside, California and Concordville, Pennsylvania	5,532	2,575	5,490	6	—	2,575	5,496	8,071	681	Jan 2004	40 years
Office facility in Peachtree City, Georgia	4,843	990	6,874	—	(3)	990	6,871	7,861	823	Mar 2004	40 years
Self-storage/trucking facilities in numerous locations throughout the U.S.	168,202	69,080	189,082	—	28	69,080	189,110	258,190	22,261	Apr 2004	40 years
Warehouse/distribution facility in La Vista, Nebraska	24,352	5,700	648	36,835	1,149	5,700	38,632	44,332	2,594	May 2004	40 years
Office facility in Pleasanton, California	16,457	16,230	14,052	179	—	16,230	14,231	30,461	1,625	May 2004	40 years
Office facility in San Marcos, Texas	—	225	1,180	—	—	225	1,180	1,405	134	Jun 2004	40 years
Office facilities in Espoo, Finland	76,170	16,766	68,556	(172)	11,298	19,111	77,337	96,448	8,623	Jul 2004	40 years
Office facilities located in France at Guyancourt, Conflans, St. Honorine, Ymare, Laval and Aubagne	76,872	21,869	65,213	357	(21,350)	25,525	40,564	66,089	8,405	Jul 2004	40 years
Office facilities in Chicago, Illinois	22,384	4,910	32,974	—	10	4,910	32,984	37,894	3,539	Sep 2004	40 years
Industrial facility in Louisville, Colorado	13,229	1,892	19,612	—	—	1,892	19,612	21,504	2,104	Sep 2004	40 years
Industrial facilities in Hollywood and Orlando, Florida	—	1,244	2,490	—	—	1,244	2,490	3,734	267	Sep 2004	40 years
Office facility in Playa Vista, California	24,957	20,950	7,329	—	—	20,950	7,329	28,279	786	Sep 2004	40 years
Industrial facility in Golden, Colorado	3,100	1,719	4,689	662	(1)	1,719	5,350	7,069	779	Sep 2004	40 years
Industrial facilities in Texarkana, Texas and Orem, Utah	3,291	616	3,723	—	—	616	3,723	4,339	399	Sep 2004	40 years
Industrial facility in Eugene, Oregon	4,488	1,009	6,739	—	4	1,009	6,743	7,752	723	Sep 2004	40 years
Office facility in Little Germany, United Kingdom	3,060	103	3,978	—	(791)	83	3,207	3,290	344	Sep 2004	40 years
Industrial facility in Neenah, Wisconsin	4,829	262	4,728	—	—	262	4,728	4,990	507	Sep 2004	40 years
Industrial facility in South Jordan, Utah	8,088	2,477	5,829	—	—	2,477	5,829	8,306	625	Sep 2004	40 years
Warehouse/distribution facility in Ennis, Texas	2,690	190	4,512	—	—	190	4,512	4,702	484	Sep 2004	40 years
Land in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas and educational facilities in Newport News, Centreville, Manassas and Century Oaks, Virginia	6,413	5,830	3,270	—	—	5,830	3,270	9,100	351	Sep 2004	40 years
Retail facilities in Oklahoma City, Oklahoma and Round Rock, Texas	11,162	5,361	7,680	—	3	5,361	7,683	13,044	824	Sep 2004	40 years
Land in Fort Collins, Colorado; Matteson and Schaumburg, Illinois; North Attleboro, Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	11,638	36,964	—	—	—	36,964	—	36,964	—	Sep 2004	N/A
Land in North Little Rock, Arizona	—	772	—	—	—	772	—	772	—	Sep 2004	N/A
Land in Farmington, Connecticut and Braintree, Massachusetts	1,649	2,972	—	—	—	2,972	—	2,972	—	Sep 2004	N/A
Industrial facility in Sunnyvale, California	43,000	33,916	37,744	—	—	33,916	37,744	71,660	11,448	Sep 2004	40 years
Office facility in Dallas, Texas	18,738	7,402	23,822	—	29	7,402	23,851	31,253	6,614	Sep 2004	40 years
Office facilities in Helsinki, Finland	85,419	24,688	71,815	—	3,724	25,692	74,535	100,227	7,376	Jan 2005	40 years
Office facility in Paris, France	89,924	24,180	60,846	579	13,207	28,194	70,618	98,812	6,102	Jul 2005	40 years
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw and Warszawa, Poland.	171,401	38,234	122,576	10,513	26,084	46,198	151,209	197,407	13,409	Mar 2006	30 years
Office facility in Laupheim, Germany	2,995	3,686	3,422	20	(39)	3,665	3,424	7,089	148	Oct 2007	30 years

	$1,565,130	$527,628	$1,532,405	$225,088	$20,897	$543,027	$1,762,991	$2,306,018	$238,360

CPA®:15 2008 10-K — 74

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
as of December 31, 2008
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office facility in Irvine, California	$5,912	$—	$8,525	$70	$1,505	$10,100	May 2002
Warehouse and distribution facility in Birmingham, United Kingdom	9,889	2,206	8,691	6,679	(1,643)	15,933	Jan 2003,
							Mar 2003
Industrial facility in Rochester, Minnesota	6,277	2,250	10,328	—	908	13,486	Mar 2003
Industrial facilities in Shelby Township and Port Huron, Michigan	6,506	1,330	10,302	19	(274)	11,377	Nov 2003
Warehouse and distribution facilities in Mesquite, Texas	6,581	1,513	10,843	2,824	—	15,180	Jun 2002
Retail facilities located in Germany at Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim	113,754	26,470	127,701	6,451	20,639	181,261	Jun 2005
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, Texas	6,465	1,800	12,022	—	(495)	13,327	Aug 2003
Industrial facility in Kahl, Germany	6,754	7,070	10,137	—	(7,122)	10,085	Dec 2003
Industrial facilities in Mentor, Ohio and Franklin, Tennessee	—	1,059	6,108	—	(3,347)	3,820	Apr 2004
Retail Stores in Fort Collins, Colorado; Matteson, Illinois, Schaumburg, Illinois, North Attleboro; Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	13,735	—	48,231	68	(5,292)	43,007	Sep 2004
Retail facility in Freehold, New Jersey	5,399	—	9,611	—	(89)	9,522	Aug 2003
Retail facilities in Conway and North Little Rock, Arizona	—	—	5,204	—	(75)	5,129	Sep 2004
Retail facility in Plano, Texas	—	1,119	4,165	—	(409)	4,875	Sep 2004
Sports facility in Memphis, Tennessee	2,854	—	6,511	—	(1,530)	4,981	Sep 2004
Industrial facility in Owingsville, Kentucky	125	16	4,917	—	(281)	4,652	Sep 2004
Retail facilities in Farmington, Connecticut and Braintree, Massachusetts	6,069	—	12,617	—	(1,897)	10,720	Sep 2004
Education facilities in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas	3,815	—	6,734	—	(969)	5,765	Sep 2004
Industrial facility in Brownwood, Texas	4,066	142	5,141	—	(473)	4,810	Sep 2004
Retail facilities in Greenport, Ellenville and Warwick, New York	13,892	1,939	17,078	—	574	19,591	Sep 2004
Education facility in Glendale Heights, Illinois	2,951	—	9,435	—	(2,923)	6,512	Sep 2004
Industrial facilities located in Bradford, Belfast, Darwen, Stoke-on-Trent and Rochdale, United Kingdom, and Dublin, Ireland	15,643	5,113	32,123	57	(4,987)	32,306	Apr 2003
Industrial facility in Laupheim, Germany	9,580	3,404	19,064	—	(272)	22,196	Oct 2007

	$240,267	$55,431	$385,488	$16,168	$(8,452)	$448,635

CPA®:15 2008 10-K — 75

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulation depreciation (see below):

	Reconciliation of Real Estate Accounted for
	Under the Operating Method December 31,
	2008	2007	2006
Balance at beginning of year	$2,339,742	$2,274,562	$1,832,767
Additions	20,917	17,645	165,948
Dispositions	(1,010)	(56,177)	(180,164)
Impairment charge	(35,392)	—	(6,322)
Foreign currency translation adjustment	(43,884)	89,001	75,956
Reclassification of real estate under construction	—	14,711	—
Reclassification from direct financing lease	25,645	—	—
Consolidation of investment pursuant to the adoption of EITF 04-05	—	—	386,377

Balance at close of year	$2,306,018	$2,339,742	$2,274,562

	Reconciliation of Accumulated Depreciation
	December 31,
	2008	2007	2006
Balance at beginning of year	$193,573	$145,486	$78,274
Depreciation expense	48,344	46,320	43,543
Depreciation expense included in discontinued operations	19	791	2,070
Dispositions	(131)	(4,537)	(10,677)
Foreign currency translation adjustment	(3,445)	5,513	2,974
Consolidation of investment pursuant to the adoption of EITF 04-05	—	—	29,302

Balance at close of year	$238,360	$193,573	$145,486

At December 31, 2008, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for U.S. federal income tax purposes was $2 billion.
CPA®:15 2008 10-K — 76

MARCOURT INVESTMENTS INCORPORATED
CPA®:15 2008 10-K — 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Marcourt Investments Incorporated:
In our opinion, the accompanying balance sheets and the related statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Marcourt Investments Incorporated at December 31, 2008 and 2007, and the results of its operations and its cash flows for the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2009
CPA®:15 2008 10-K — 78

MARCOURT INVESTMENTS INCORPORATED
BALANCE SHEETS
(Amounts in whole dollars)

	December 31,
	2008	2007
Assets:
Net investment in direct financing lease	$133,167,546	$134,027,708
Cash and cash equivalents	35,028	63,070
Tenant receivables and other assets, net	295,367	75,761

Total assets	$133,497,941	$134,166,539

Liabilities and Shareholders’ Equity:
Liabilities:
Accounts payable and accrued expenses	$96,726	$39,136
State and local taxes payable	254	4,184

Total liabilities	96,980	43,320

Shareholders’ Equity:
Common stock, Class A — $.01 par value; authorized - 999,750 shares; issued and outstanding - 369,850 shares at December 31, 2008 and 2007; Class B — $.01 par value; authorized - 250 shares; issued and outstanding - 145 shares at December 31, 2008 and 2007	3,700	3,700
Additional paid-in capital	137,321,635	99,462,290
(Distributions in excess of) accumulated earnings	(3,924,374)	34,657,229

Total shareholders’ equity	133,400,961	134,123,219

Total liabilities and shareholders’ equity	$133,497,941	$134,166,539

The accompanying notes are an integral part of these financial statements.
CPA®:15 2008 10-K — 79

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF INCOME
(Amounts in whole dollars)

	Years ended December 31,
	2008	2007	2006
Revenues
Interest income on direct financing lease	$16,891,964	$17,271,278	$17,482,376
Percentage rents	1,010,163	1,510,126	1,389,342
Other income	17,246	12,049	12,180

	17,919,373	18,793,453	18,883,898

Expenses
Property expenses	39,601	29,670	111,205
General and administrative	63,998	161,912	18,530
Interest expense (Note 5)	—	8,477,094	5,988,769

	103,599	8,668,676	6,118,504

Income before gain on sale of real estate	17,815,774	10,124,777	12,765,394

Gain on sale of real estate	—	31,317,035	—

Net income	$17,815,774	$41,441,812	$12,765,394

The accompanying notes are an integral part of these financial statements.
CPA®:15 2008 10-K — 80

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2008, 2007 and 2006
(Amounts in whole dollars)

			(Distributions in
		Additional	Excess of)
	Common	Paid-in	Accumulated
	Stock	Capital	Earnings	Total
Balance, January 1, 2006	$3,700	$50,126,519	$35,144,334	$85,274,553
Dividends	—		(10,577,821)	(10,577,821)
Consent dividends declared	—	5,300,573	—	5,300,573
Net income	—	—	12,765,394	12,765,394

Balance, December 31, 2006	3,700	55,427,092	37,331,907	92,762,699

Dividends	—	—	(44,116,490)	(44,116,490)
Consent dividends declared	—	35,358,950	—	35,358,950
Capital contributions by shareholders	—	8,676,248	—	8,676,248
Net income	—	—	41,441,812	41,441,812

Balance, December 31, 2007	3,700	99,462,290	34,657,229	134,123,219

Dividends	—	—	(56,397,377)	(56,397,377)
Capital contributions by shareholders	—	37,859,345	—	37,859,345
Net income	—	—	17,815,774	17,815,774

Balance, December 31, 2008	$3,700	$137,321,635	$(3,924,374)	$133,400,961

The accompanying notes are an integral part of these financial statements.
CPA®:15 2008 10-K — 81

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF CASH FLOWS
(Amounts in whole dollars)

	Years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$17,815,774	$41,441,812	$12,765,394
Adjustments to reconcile net income to net cash provided by operating activities:
Cash receipts from direct financing lease greater than revenues recognized	860,162	518,216	344,486
Amortization of deferred interest, including writeoff of unamortized asset of $78,294 in connection with loan payoff in 2007	—	98,743	40,686
Gain on sale of real estate	—	(31,317,035)	—
Increase in tenant receivables and other assets	(219,606)	(53,455)	(15,795)
Decrease in accrued interest payable	—	(782,409)	(98,395)
(Decrease) increase in state and local taxes payable	(3,930)	588	(12,774)
Increase (decrease) in other liabilities	53,757	(5,969)	4,944

Net cash provided by operating activities	18,506,157	9,900,491	13,028,546

Cash flows from investing activities:
Proceeds from sale of real estate	—	43,334,218	—
Capitalized expenditures	—	(36,565)	—

Net cash provided by investing activities	—	43,297,653	—

Cash flows from financing activities:
Dividends paid	(56,393,544)	(8,754,109)	(5,277,248)
Capital contributions from shareholders	37,859,345	8,676,248	—
Prepayment of mortgage principal	—	(46,914,949)	—
Payment of mortgage principal	—	(6,357,404)	(7,750,793)
Proceeds from loan from affiliate	—	8,676,248	—
Repayment of loan from affiliate	—	(8,676,248)	—

Net cash used in financing activities	(18,534,199)	(53,350,214)	(13,028,041)

Net decrease in cash and cash equivalents	(28,042)	(152,070)	505
Cash and cash equivalents, beginning of year	63,070	215,140	214,635

Cash and cash equivalents, end of year	$35,028	$63,070	$215,140

Supplemental disclosures:
Interest paid	$—	$4,130,475	$6,087,164

Taxes paid	$5,638	$4,184	$4,808

Non-cash financing activities:
Consent dividends of $35,358,950 and $5,300,573 were distributed from retained earnings and recontributed as additional paid-in capital for the years ended December 31, 2007 and 2006, respectively. There were no such consent dividends in 2008.
The accompanying notes are an integral part of these financial statements.
CPA®:15 2008 10-K — 82

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
A Shareholder Agreement was created in February 1992, and was subsequently amended in February 1992 (“First Amendment to Shareholders’ Agreement”) and in July 2007 (“Second Amendment to Shareholders’ Agreement”) among Coolidge Investment Partners, L.P. (“Coolidge”), Corporate Property Associates 15 Incorporated (“CPA®:15”) (collectively, the “Shareholders”) and us. The Shareholders own 100% of our issued and outstanding Class A stock. The Second Amendment to Shareholders’ Agreement provides either Shareholder the right to buy/sell their shares from/to the other Shareholder as described in Note 3.
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
Additional rent based on a percentage of Marriott’s sales in excess of the specified volume is included in income when reported to us, generally in the succeeding year.
On an ongoing basis, we assess our ability to collect rent and other tenant based receivables and determine an appropriate allowance for uncollected amounts. For the years ended December 31, 2008, 2007 and 2006, we had no allowance for doubtful accounts. The tenant paid real estate taxes on our behalf of $1,701,077, $2,370,882 and $2,525,615 in 2008, 2007 and 2006, respectively.
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
Cash Equivalents
We consider all short-term highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents may include commercial paper and money market funds. At December 31, 2008 and 2007, substantially all of our cash and cash equivalents was held in the custody of one financial institution, and these balances, at times, exceed federally insurable limits. We mitigate this risk by depositing funds only with major financial institutions.
Federal Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the
CPA®:15 2008 10-K — 83

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Amounts in whole dollars)
portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax. We are subject to certain state and local taxes. State and local taxes of $1,708, $4,772 and $(9,178) are included in general and administrative expenses for the years ended December 31, 2008, 2007 and 2006, respectively.
In order to meet the distribution requirement for the years ended December 31, 2007 and 2006, Class A shareholders recognized consent dividends of $35,358,950 and $5,300,573, respectively; that is, each Class A shareholder recognized and will reflect a taxable dividend on its U.S. federal income tax return even though it did not receive a cash distribution. For accounting purposes, consent dividends are treated as if the distributions were made out of accumulated earnings and recontributed as additional paid-in capital. There were no consent dividends declared in 2008. It is possible that consent dividends may be declared in future years.
In 2008, the Class A shareholders made a contribution of $37,859,345 in proportion to their ownership interest in the Company. We subsequently made a distribution to the Class A shareholders in the same amount. This distribution was applied to 2007 for California tax reporting.
Other Assets
Other assets at December 31, 2008 and 2007 primarily consist of sales tax reimbursements receivable.
Note 3. Agreements and Transactions with Related Parties
An affiliate of W. P. Carey & Co. LLC (“W. P. Carey”) is the advisor to CPA®:15, which owns approximately 47% of our outstanding shares. We have entered into a service agreement with W. P. Carey under which W. P. Carey performs various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W. P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 2008, 2007 and 2006, we incurred expenses of $5,995, $10,719 and $3,602, respectively, under the agreement.
Coolidge owns approximately 53% of our outstanding shares. Prior to February 2007, Coolidge and its predecessors were advised by Sarofim Realty Advisors Co. (“Sarofim”). Effective February 2007, management of Coolidge was transferred to ING Clarion Partners. We had agreed to reimburse Sarofim for certain costs incurred in connection with the physical inspection of our leased properties and incurred such expenses of $225 for the year ended December 31, 2006. No such expenses were incurred for the years ended December 31, 2008 and 2007, respectively.
As described in Note 1, we are a party to a shareholders’ agreement which was amended in July 2007. Under the terms of the amended agreement, we and/or our assets will be marketed for sale, with the intent that such a sale shall be consummated on or before August 1, 2008. If a sale has not been consummated at that date, either of the Shareholders may exercise its right to (i) sell its shares to the other Shareholder or (ii) purchase the other Shareholder’s outstanding shares, at a price to be agreed upon between the two parties. As of December 31, 2008, a sale of the Company or its assets had not been consummated and neither Shareholder had exercised its buy/sell right under the agreement.
In August 2007, we borrowed $8,676,248 from W. P. Carey in connection with the prepayment of the mortgage on our properties as described in Note 5. In September 2007, we used capital contributions of $4,566,309 and $4,109,939 from Coolidge and CPA®:15, respectively, to repay the borrowing from W. P. Carey. We incurred interest expense of $41,182 in connection with the W. P. Carey borrowing.
In December 2008, we borrowed $45,000 from CPA®:15, which is included in Accounts payable and accrued expenses in the balance sheet at December 31, 2008. We currently expect to repay this amount during the first quarter of 2009.
CPA®:15 2008 10-K — 84

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
(Amounts in whole dollars)
Note 4. Net Investment in Direct Financing Lease
The net investment in the direct financing lease is summarized as follows:

	2008	2007
Minimum lease payments receivable	$233,804,866	$251,556,992
Unguaranteed residual value	134,017,730	134,017,730

	367,822,596	385,574,722
Less: unearned income	(234,655,050)	(251,547,014)

	$133,167,546	$134,027,708

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
Note 6. Dividends
For the years ended December 31, 2008, 2007 and 2006, Class A dividends paid per share were reported as follows for income tax purposes:

	2008	2007	2006
Ordinary income (a)	$43.75	$22.39	$28.59
Capital gain (b)	—	96.88	—
Return of capital	108.72	—	—

	$152.47	$119.27	$28.59

(a)	Includes consent dividends to Class A shareholders of $17.94 and $14.33 per share in 2007 and 2006, respectively. There were no such consent dividends in 2008.

(b)	Includes consent dividends to Class A shareholders of $77.66 per share in 2007.
For the years ended December 31, 2008, 2007 and 2006, Class B dividends per share of $50.10, $23.66 and $14.26, respectively, were declared and reported as ordinary income for income tax purposes.
Note 7. Disclosure About Fair Value of Financial Instruments
We are not required to disclose the fair value of direct financing leases under SFAS No. 107 “Disclosures about Fair Value of Financial Statements.” The fair value of all other financial assets and liabilities approximated their carrying amounts at both December 31, 2008, 2007 and 2006.
CPA®:15 2008 10-K — 85

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2008 at a reasonable level of assurance.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.
CPA®:15 2008 10-K — 86

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 11. Executive Compensation.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
Item 14. Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:15 2008 10-K — 87

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	(1) and (2) — Financial statements and schedules — see index to financial statements and schedules included in Item 8.

Other Financial Statements — Marcourt Investments Incorporated

(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement Form S-11 (No. 333-58854) filed on April 13, 2001

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Amendment No. 1 to Registration Statement Form S-11/A (No. 333-100525) filed on May 1, 2003

4.1	2008 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Form S-3D filed on March 11, 2008

10.1	Second Amended and Restated Advisory Agreement dated September 30, 2007 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Form 10-Q filed on November 14, 2007

10.2	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Form 10-Q filed on August 14, 2008

10.3	Amendment No. 1 to the Amended and Restated Advisory Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Form 10-Q filed on August 14, 2008

21.1	Subsidiaries of Registrant	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 2008 10-K — 88

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 3/26/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/26/2009

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Director (Principal Executive Officer)	3/26/2009

/s/ Mark J. DeCesaris Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer (Principal Financial Officer)	3/26/2009

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer (Principal Accounting Officer)	3/26/2009

/s/ James D. Price James D. Price	Director	3/26/2009

/s/ Marshall E. Blume Marshall E. Blume	Director	3/26/2009

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/26/2009

/s/ Richard J. Pinola Richard J. Pinola	Director	3/26/2009
CPA®:15 2008 10-K — 89