Form 10-Q
period 2009-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2009-08-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 125,006,270 shares of common stock, $.001 par value, outstanding at August 10, 2009.

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

CPA®:15 6/30/2009 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
		(NOTE)
Assets
Real estate, net	$2,037,756	$2,067,658
Net investment in direct financing leases	420,265	448,635
Equity investments in real estate	196,813	199,124
Cash and cash equivalents	61,751	112,032
Intangible assets, net	225,883	241,083
Other assets, net	146,658	120,673

Total assets	$3,089,126	$3,189,205

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,782,439	$1,805,397
Accounts payable, accrued expenses and other liabilities	45,750	34,214
Prepaid and deferred rental income and security deposits	84,382	81,064
Due to affiliates	18,235	28,327
Distributions payable	22,394	22,055

Total liabilities	1,953,200	1,971,057

Commitments and contingencies
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 140,337,953 and 138,840,480 shares issued, respectively	140	139
Additional paid-in capital	1,299,846	1,282,826
Distributions in excess of accumulated earnings	(261,043)	(207,949)
Accumulated other comprehensive income	134	460

	1,039,077	1,075,476
Less, treasury stock at cost, 15,789,913 and 12,308,293 shares, respectively	(166,480)	(129,233)

Total CPA®:15 shareholders’ equity	872,597	946,243

Noncontrolling interests	263,329	271,905

Total equity	1,135,926	1,218,148

Total liabilities and equity	$3,089,126	$3,189,205

Note:	The consolidated balance sheet at December 31, 2008 has been derived from the consolidated financial statements at that date as adjusted (Note 2).
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:15 6/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental income	$62,429	$63,957	$123,012	$126,787
Interest income from direct financing leases	10,116	11,862	20,020	23,751
Other operating income	894	1,259	3,092	2,727

	73,439	77,078	146,124	153,265

Operating Expenses
Depreciation and amortization	(15,324)	(19,482)	(30,544)	(35,798)
Property expenses	(12,616)	(10,515)	(24,614)	(20,667)
General and administrative	(2,281)	(2,070)	(4,617)	(5,358)
Impairment charges	(9,620)	—	(33,450)	—

	(39,841)	(32,067)	(93,225)	(61,823)

Other Income and Expenses
Advisor settlement (Note 10)	—	—	—	9,111
Income from equity investments in real estate	3,524	3,599	7,538	8,094
Other interest income	559	1,525	1,406	3,350
Other income and expenses	1,472	3,783	614	7,860
Interest expense	(26,941)	(29,417)	(52,523)	(58,360)

	(21,386)	(20,510)	(42,965)	(29,945)

Income from continuing operations before income taxes	12,212	24,501	9,934	61,497
Provision for income taxes	(2,711)	(2,080)	(4,481)	(4,514)

Income from continuing operations	9,501	22,421	5,453	56,983

Discontinued Operations
Income (loss) from operations of discontinued properties	216	260	(179)	448
Gain on sale of real estate	—	90	851	90

Income from discontinued operations	216	350	672	538

Net Income	9,717	22,771	6,125	57,521
Less: Net income attributable to noncontrolling interests	(7,545)	(8,743)	(14,879)	(17,734)

Net Income (Loss) Attributable to CPA®:15 Shareholders	$2,172	$14,028	$(8,754)	$39,787

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:15 shareholders	$0.02	$0.11	$(0.08)	$0.30
Income from discontinued operations attributable to CPA®:15 shareholders	—	—	0.01	0.01

Net income (loss) attributable to CPA®:15 shareholders	$0.02	$0.11	$(0.07)	$0.31

Weighted Average Shares Outstanding	125,845,961	128,895,090	126,353,912	128,936,983

Amounts Attributable to CPA®:15 Shareholders
Income (loss) from continuing operations, net of tax	$1,956	$13,678	$(9,426)	$39,249
Income from discontinued operations, net of tax	216	350	672	538

Net income (loss)	$2,172	$14,028	$(8,754)	$39,787

Distributions Declared Per Share	$0.1798	$0.1719	$0.3546	$0.3423

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:15 6/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net Income	$9,717	$22,771	$6,125	$57,521
Other Comprehensive Income
Foreign currency translation adjustment	14,329	(3,168)	(1,298)	20,000
Change in unrealized gain (loss) on marketable securities	337	(277)	62	(765)
Change in unrealized gain (loss) on derivative instruments	4,537	8,237	(256)	3,959

	19,203	4,792	(1,492)	23,194

Comprehensive income	28,920	27,563	4,633	80,715

Less: Net income attributable to noncontrolling interests	(7,545)	(8,743)	(14,879)	(17,734)
(Less) Add: Foreign currency translation adjustment attributable to noncontrolling interests	(3,315)	1,308	963	(7,356)
(Less) Add: Change in unrealized (gain) loss on derivative instruments attributable to noncontrolling interests	(947)	(1,934)	203	(892)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$17,113	$18,194	$(9,080)	$54,733

The accompanying notes are an integral part of these consolidated financial statements.

CPA®:15 6/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six months ended June 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$6,125	$57,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization including intangible assets and deferred financing costs	31,219	36,499
Straight-line rent adjustments	4,270	2,912
Income from equity investments in real estate in excess of distributions received	(1,354)	(126)
Issuance of shares to affiliate in satisfaction of fees due	6,955	7,997
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	561	(4,086)
Unrealized gain on foreign currency transactions, derivative instruments and other, net	(1,170)	(3,116)
Gain on sale of real estate	(851)	(90)
Impairment charges	33,450	—
Increase in cash held in escrow for operating activities	(14,517)	(7,062)
Changes in operating assets and liabilities	4,275	7,017

Net cash provided by operating activities	68,963	97,466

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	3,805	979
Capital expenditures	(659)	(319)
Proceeds from sale of real estate	4,129	1,010
Repayment of loan by affiliate	—	7,569
Payment of deferred acquisition fees to an affiliate	(6,903)	(8,413)

Net cash provided by investing activities	372	826

Cash Flows — Financing Activities
Distributions paid (a)	(44,001)	(53,952)
Distributions paid to noncontrolling interests	(23,086)	(17,408)
Contributions from noncontrolling interests	797	—
Proceeds from mortgages	25,234	—
Prepayment of mortgage principal	(2,745)	(750)
Scheduled payments of mortgage principal	(48,443)	(21,354)
Proceeds from issuance of shares, net of costs	10,066	9,352
Purchase of treasury stock	(37,247)	(20,439)

Net cash used in financing activities	(119,425)	(104,551)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(191)	6,477

Net (decrease) increase in cash and cash equivalents	(50,281)	218
Cash and cash equivalents, beginning of period	112,032	166,851

Cash and cash equivalents, end of period	$61,751	$167,069

(a)	Includes a special distribution of $10.2 million ($0.08 per share) declared in December 2007 and paid in January 2008.
The accompanying notes are an integral part of these consolidated financial statements.

CPA®:15 6/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
We are a real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of June 30, 2009, our portfolio consisted of our full or partial ownership interests in 361 properties. Substantially all of these properties, totaling approximately 31 million square feet (on a pro rata basis), were net leased to 79 tenants, with an occupancy rate of 98%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of the results of the interim periods presented have been included. The results of operations for the interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
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
In determining whether we control a non-VIE, our consideration includes using the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The scope of EITF 04-05 is restricted to limited partnerships or similar entities that are not VIEs under FIN 46R. The EITF reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
Investments in tenant-in-common interests consist of our interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as an entity under FIN 46R and do not meet the control requirement required for consolidation under Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” as amended by EITF 04-05. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility on our part to generate a positive return on our investment.

CPA®:15 6/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
Information about International Geographic Areas
We own investments in the European Union. Revenues from such investments totaled $28.4 million and $31.8 million for the three months ended June 30, 2009 and 2008, respectively, and $56.8 million and $62.7 million for the six months ended June 30, 2009 and 2008, respectively. Long-lived assets of these investments, which consisted of real estate, net, equity investments in real estate and net investment in direct financing leases, totaled $1.1 billion at both June 30, 2009 and December 31, 2008.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of new accounting pronouncements during the six months ended June 30, 2009 (Note 11), as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented (Note 13).
Adoption of New Accounting Pronouncements
SFAS 157
Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. We adopted SFAS 157 as required on January 1, 2008 (Note 7), with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position and results of operations.
SFAS 141R
SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), establishes principles and requirements for how an acquirer shall recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree, and goodwill acquired in a business combination. Additionally, SFAS 141R requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted SFAS 141R as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred due to the adoption of SFAS 141R, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, SFAS 141R is not expected to have a material impact on our consolidated financial statements. SFAS 141R had no impact on us during the three and six months ended June 30, 2009 as we did not make any investments during the period.
SFAS 160
SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”), establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which are recharacterized as noncontrolling interests, and the deconsolidation of a subsidiary. We adopted SFAS 160 as required on January 1, 2009 (Note 11).
SFAS 161
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. We adopted SFAS 161 as required on January 1, 2009 (Note 8).
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

CPA®:15 6/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
FSP 107-1
FASB Staff Position 107-1, “Interim Disclosures about Fair Value of Financial Statements” (“FSP 107-1”), amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP 107-1 also amends APB 18, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. We adopted FSP 107-1 as required in the second quarter of 2009 (Note 7).
FSP 157-4
FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of market activity for an asset or liability have significantly decreased. We adopted FSP 157-4 as required in the second quarter of 2009. The adoption of FSP 157-4 did not have a material effect on our financial position and results of operations.
FSP 115-2 and 124-2
FASB Staff Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 & 124-2”), amends the other-than-temporary impairment guidance under existing GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. FSP 115-2 & 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted FSP 115-2 & 124-2 as required in the second quarter of 2009. The adoption of FSP 115-2 & 124-2 did not have a material effect on our financial position and results of operations.
FAS 165
SFAS No. 165, “Subsequent Events” (“SFAS 165”), establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, SFAS 165 is based on the same principles as those that currently exist in the auditing standards. SFAS 165 also requires disclosure of the date through which an entity has evaluated subsequent events. We adopted SFAS 165 as required in the second quarter of 2009 for events occurring after June 30, 2009. The adoption of SFAS 165 did not have a material effect on our financial position and results of operations.
Recent Accounting Pronouncements (not required to be adopted as of June 30, 2009)
SFAS 166
SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS 166”), amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by, among other things, eliminating the concept of a qualifying special-purpose entity; limiting the circumstances where the transfer of a portion of a financial asset will qualify as a sale even if all other derecognition criteria are met; clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; and expanding the disclosures surrounding transfers of financial assets. SFAS 166 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 166 will have on our financial position and results of operations.
SFAS 167
SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amends FIN 46R and changes the consolidation guidance applicable to a VIE. SFAS 167 eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and establishes a qualitative analysis that will include, among other things, consideration of whether the reporting entity has the power to direct matters that most significantly impact the activities of the VIE, as well as whether the reporting entity has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS 167 also requires reassessments of whether the reporting entity is the primary beneficiary of a VIE on an ongoing basis, rather than only when specific events occur, and requires enhanced disclosures about the reporting entity’s involvement with a VIE. SFAS 167 is effective for our 2010 fiscal year. We are currently assessing the potential impact that the adoption of SFAS 167 will have on our financial position and results of operations.

CPA®:15 6/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Pursuant to an advisory agreement between the advisor and us, the advisor performs certain services for us including the identification, evaluation, negotiation, financing, purchase and disposition of investments, our day-to-day management and the performance of certain administrative duties. The advisory agreement between the advisor and us provides that the advisor receive asset management and performance fees, each of which are 1/2 of 1% per annum of average invested assets computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the option of the advisor. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008, the advisor elected to receive all of its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3.6 million and $4.0 million for the three months ended June 30, 2009 and 2008, respectively, and $7.3 million and $7.9 million for the six months ended June 30, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of June 30, 2009, the advisor owned 7,682,656 shares (6.2%) of our common stock.
In connection with structuring and negotiating investments and related mortgage financing on our behalf, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which 2% is deferred and payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfaction of the 6% performance criterion. We did not incur any current or deferred acquisition fees during the three and six months ended June 30, 2009 or 2008. Unpaid installments, which bear interest at an annual rate of 6%, totaled $7.2 million and $14.1 million as of June 30, 2009 and December 31, 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. Annual installments of $6.9 million and $8.4 million in deferred fees were paid in cash to the advisor in January 2009 and 2008, respectively.
Fees are also payable to the advisor for services provided to us in connection with the disposition of investments. Such fees, which are subordinated to the performance criterion and are deferred and payable in connection with a liquidity event, totaled $6.2 million and $6.1 million at June 30, 2009 and December 31, 2008, respectively.
We also reimburse the advisor for various expenses incurred in connection with its provision of services to us. In addition to reimbursement of third-party expenses paid by the advisor on our behalf (including property-specific costs, professional fees, office expenses and business development expenses), we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations, except that we do not reimburse the advisor for the cost of personnel to the extent such personnel are used in transactions (acquisitions, dispositions and refinancings) for which the advisor receives a transaction fee. We incurred personnel reimbursements of $0.7 million for each of the three month periods ended June 30, 2009 and 2008 and $1.4 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
We own interests in entities ranging from 30% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 5).
We are a participant in an entity with certain affiliates for the purpose of leasing office space used for the administration of real estate entities and for sharing the associated costs. Pursuant to the terms of an agreement among the participants in that entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three month periods ended June 30, 2009 and 2008 and $0.4 million for each of the six month periods ended June 30, 2009 and 2008. Based on gross revenues through June 30, 2009, our current share of future minimum lease payments would be $0.7 million annually through 2016.
In December 2007, we loaned $7.6 million to the advisor to fund the advisor’s acquisition of certain tenant-in-common interests in Europe. The loan represented the advisor’s share of funds from two joint ventures in which we and the advisor hold 54% and 46% interests, respectively, and which we consolidate. The loan was repaid with interest in March 2008. As a result, we recognized interest income of $0.1 million during the six months ended June 30, 2008 in connection with this loan.

CPA®:15 6/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
Note 4. Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2009	December 31, 2008
Land	$532,778	$543,027
Buildings	1,765,910	1,762,991
Less: Accumulated depreciation	(260,932)	(238,360)

	$2,037,756	$2,067,658

We recognized impairment charges of $7.3 million and $14.4 million on our real estate during the three and six months ended June 30, 2009, respectively (Note 9).
In connection with our acquisition of properties, we have recorded net lease intangibles of $316.6 million, which are being amortized over periods ranging from two years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to revenue. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $5.6 million and $7.3 million for the three months ended June 30, 2009 and 2008, respectively, and $11.0 million and $13.3 million during the six months ended June 30, 2009 and 2008, respectively.
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) tenants-in-common subject to common control (Note 2). We hold a 64% tenant-in-common interest in a venture that we account for under the equity method of accounting, as described in Note 2. The underlying investments are generally owned with affiliates that have similar investment objectives to ours.
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values, inclusive of amortization of differences between the estimated fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges, as applicable (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	June 30, 2009	June 30, 2009	December 31, 2008
Marriott International, Inc.	47%	$67,901	$68,933
Schuler A.G. (a)	34%	48,012	45,607
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	20,411	23,126
The Upper Deck Company	50%	11,987	11,668
PETsMART, Inc.	30%	8,750	8,920
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a) (c) (d)	33%	8,625	8,592
Hologic, Inc.	64%	8,341	8,523
The Talaria Company (Hinckley)	30%	7,791	7,731
Del Monte Corporation	50%	6,663	7,024
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (e)	50%	6,601	7,263
Builders FirstSource, Inc.	40%	1,731	1,737

		$196,813	$199,124

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(c)	We acquired our interest in this investment in August 2008.

(d)	Wagon Automotive GmbH filed for bankruptcy in December 2008 and terminated its lease with us in May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent substantially in accordance with the terms stated in its lease.

(e)	Gortz & Schiele GmbH & Co. filed for bankruptcy in November 2008. In July 2009, as a result of both Gortz & Schiele GmbH & Co. and Gortz & Schiele Corp.’s noncompliance with the terms of their leases, we suspended the debt service payments on both of the related mortgage loans. During the second quarter of 2008, we recognized an other-than-temporary impairment charge related to this investment of $0.4 million (Note 9).

CPA®:15 6/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
The following table presents combined summarized financial information of our venture properties (for the entire ventures, not our proportionate share) (in thousands):

	June 30, 2009	December 31, 2008
Assets	$1,326,072	$1,347,755
Liabilities	(597,335)	(621,078)

Partners’ and members’ equity	$728,737	$726,677

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$30,191	$30,324	$60,086	$62,185
Expenses	(15,375)	(14,381)	(29,596)	(28,148)

Net income	$14,816	$15,943	$30,490	$34,037

We recognized income from these equity investments in real estate of $3.5 million and $3.6 million for the three months ended June 30, 2009 and 2008, respectively, and $7.5 million and $8.1 million for the six months ended June 30, 2009 and 2008, respectively. These amounts represent our share of the income of these ventures, inclusive of the amortization of differences between the estimated fair value of investments acquired and the carrying value of the ventures’ net assets as of the date of acquisition and depreciation adjustments related to other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated other comprehensive income as part of shareholders’ equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch Inc., had an estimated fair value of $0.9 million and $1.3 million at June 30, 2009 and December 31, 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $8.1 million and $7.8 million at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009 and December 31, 2008, the total estimated fair value of our interest was $9.0 million and $9.1 million, respectively, and reflected an aggregate unrealized loss of $1.2 million and $1.3 million, respectively, and a cumulative net amortization of $1.8 million and $1.6 million, respectively. The fair value of our interest in CCMT is determined using a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. As required by SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the following table presents a sensitivity analysis of the fair value of our interest at June 30, 2009 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	June 30, 2009	change	change
Fair value of our interest in CCMT	$8,998	$8,774	$8,557
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.

CPA®:15 6/30/2009 10-Q — 11

Notes to Consolidated Financial Statements
Note 7. Fair Value Measurements
We account for financial and nonfinancial assets and liabilities in accordance with SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$37,912	$37,912	$—	$—
Marketable equity securities	9,086	—	—	9,086
Derivative assets	2,182	—	502	1,680

	$49,180	$37,912	$502	$10,766

Liabilities:
Derivative liabilities	$(7,795)	$—	$(7,795)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$73,194	$73,194	$—	$—
Marketable securities	9,188	—	—	9,188
Derivative assets	1,305	—	5	1,300

	$83,687	$73,194	$5	$10,488

Liabilities:
Derivative liabilities	$(5,551)	$—	$(5,551)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

CPA®:15 6/30/2009 10-Q — 12

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended June 30, 2009			Three months ended June 30, 2008
Beginning balance	$8,830	$1,300	$10,130	$10,635	$1,419	$12,054
Total gains or losses (realized and unrealized):
Included in earnings	—	380	380	—	(119)	(119)
Included in other comprehensive income	337	—	337	(277)	—	(277)
Amortization and accretion	(81)	—	(81)	(89)	—	(89)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$9,086	$1,680	$10,766	$10,269	$1,300	$11,569

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$380	$380	$—	$(119)	$(119)

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Six months ended June 30, 2009			Six months ended June 30, 2008
Beginning balance	$9,188	$1,300	$10,488	$11,212	$1,379	$12,591
Total gains or losses (realized and unrealized):
Included in earnings	—	391	391	—	(79)	(79)
Included in other comprehensive income	62	—	62	(765)	—	(765)
Amortization and accretion	(164)	—	(164)	(178)	—	(178)
Purchases, issuances, and settlements	—	(11)	(11)	—	—	—

Ending balance	$9,086	$1,680	$10,766	$10,269	$1,300	$11,569

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$380	$380	$—	$(79)	$(79)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and expenses in the consolidated financial statements.
At June 30, 2009, we performed our quarterly assessment of the value of certain of our real estate investments and net investments in direct financing leases in accordance with SFAS 157. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the six months ended June 30, 2009 we recorded impairment charges totaling $33.5 million as described in Note 9, calculated based on market conditions and assumptions at June 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change.
Our non-recourse debt had a carrying value of $1.8 billion at both June 30, 2009 and December 31, 2008 and an estimated fair value of $1.7 billion at both June 30, 2009 and December 31, 2008. Our marketable securities, including the interest in CCMT, had a cost basis of $10.2 million and $10.4 million and an estimated fair value of $9.1 million and $9.2 million at June 30, 2009 and December 31, 2008, respectively. The fair value of debt instruments was evaluated using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2009 and December 31, 2008.

CPA®:15 6/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
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
Use of Derivative Financial Instruments
We account for derivative instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. The accounting for changes in the fair value of derivative instruments depends on the intended use of the derivative and the resulting designation. Derivative instruments used to hedge the exposure to changes in the estimated fair value of an asset, liability, or any firm commitment are considered fair value hedges. For fair value hedges, changes in the estimated fair value of both the derivative instrument and the hedged item are recorded in earnings. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. For cash flow hedges, the effective portions of the derivative instruments are reported in Other comprehensive income (“OCI”) and are subsequently reclassified into earnings when the forecasted transaction affects earnings. Changes in the estimated fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and in connection with structuring lease transactions, lessees may also grant us common stock warrants that are considered to be derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

CPA®:15 6/30/2009 10-Q — 14

Notes to Consolidated Financial Statements
The following table sets forth our derivative instruments at June 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate caps and swaps	Other assets	$6	$5	$—	$—
Interest rate swaps	Other liabilities	496	—	(7,795)	(5,551)

		502	5	(7,795)	(5,551)

Derivatives not designated as hedging instruments under SFAS 133
Stock warrants	Other assets	1,680	1,300	—	—

Total derivatives		$2,182	$1,305	$(7,795)	$(5,551)

The following tables present the impact of derivative instruments and their location within the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
Derivatives in SFAS 133 Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate cap	$5	$—	$1	$—
Interest rate swaps (a)	4,532	8,237	(257)	3,959

Total	$4,537	$8,237	$(256)	$3,959

		Amount of Gain (Loss) Recognized in Income on Derivatives
		(Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in SFAS 133 Cash	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Flow Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Interest rate swap (b)	Other income and
	expenses	$—	$1,076	$—	$1,076
Interest rate swap (c)	Interest expense	(1,096)	—	(1,096)	—

Total		$(1,096)	$1,076	$(1,096)	$1,076

(a)	Includes gains attributable to noncontrolling interests totaling $0.9 million and $1.9 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, losses of $0.2 million and gains of $0.9 million, respectively, were attributable to noncontrolling interests.

(b)	In April 2008, we unwound an interest rate swap and obtained a new interest rate swap. In connection with the interest rate swap termination, we received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million, both of which are inclusive of noncontrolling interest of $0.3 million.

(c)	During the second quarter of 2009, we determined that an interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our suspension of debt service payments subsequent to June 30, 2009. As a result, we wrote off the ineffective portion of this derivative.
During the three and six months ended June 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives not in SFAS 133 Cash	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Flow Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Stock warrants	Other income and
	expenses	$380	$(119)	$391	$(79)

Total		$380	$(119)	$391	$(79)

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.

CPA®:15 6/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
Interest Rate Caps and Swaps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swap agreements, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which a series of interest rate flows are exchanged over a specific period. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using such derivatives is to limit our exposure to interest rate movements. The notional amount on which the swaps are based is not exchanged.
The interest rate swap and interest rate cap derivative financial instruments that we had outstanding at June 30, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective		Effective	Expiration
	Type	Amount (a)	Interest Rate (b)		Date	Date	Fair Value (a)
1-Month LIBOR (d)	Interest rate cap	$42,285	5.0	% (c)	12/2008	12/2010	$6
3-Month LIBOR	“Pay-fixed” swap	18,517	6.9%		10/2005	2/2014	(1,213)
3-Month Euribor (d)	“Pay-fixed” swap	28,588	5.6%		4/2008	7/2016	(1,111)
3-Month Euribor (d)	“Pay-fixed” swap	14,133	5.6%		4/2007	7/2016	(550)
3-Month Euribor (d)	“Pay-fixed” swap	126,604	5.0%		7/2006	7/2016	(4,921)
3-Month LIBOR (d)	“Pay-fixed” swap	22,493	5.9%		5/2009	3/2019	496

							$(7,293)

(a)	Amounts are based upon the applicable exchange rate at June 30, 2009, where applicable.

(b)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(c)	The applicable interest rate of the related debt was 4.1% at June 30, 2009, and therefore the interest rate cap was not in effect at that date.

(d)	Inclusive of noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $85.5 million and $1.3 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Embedded Credit Derivative
In April 2007 and August 2008, we acquired interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at June 30, 2009 and December 31, 2008, the embedded credit derivatives had an estimated total fair value (not our proportionate share) of $3.2 million and $2.1 million, respectively. For the three months ended June 30, 2009 and 2008, these derivatives generated a total unrealized gain of $0.4 million and a total unrealized loss of $0.2 million, respectively (not our proportionate share). For the six months ended June 30, 2009 and 2008, these derivatives generated a total unrealized gain of $1.1 million and $1.2 million, respectively (not our proportionate share). Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in accumulated OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable rate debt. As of June 30, 2009, we estimate that an additional $5.3 million will be reclassified as interest expense during the next twelve months.
We have agreements with certain of our derivative counterparties that contain a provision whereby, if we either default or are capable of being declared in default on any of our indebtedness, then we could also be declared in default on our derivative obligations. As of June 30, 2009, the estimated fair value of our derivatives was in a net liability position of $7.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at June 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $9.0 million.

CPA®:15 6/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
Portfolio Concentration Risk
Concentrations of credit risk arise when a number of tenants are engaged in similar business activities or have similar economic features that could cause their ability to meet contractual obligations, including those to us, to be similarly affected by changes in economic conditions. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in such investments.
At June 30, 2009, our directly owned real estate properties and related loans were located in the U.S. (62%), with California (10%) representing the only domestic concentration, and in Europe (38%), with France (18%) representing the only international concentration. As of June 30, 2009, our directly owned real estate properties contain concentrations in the following asset types: office (28%), industrial (17%), warehouse/distribution (16%), retail (16%) and self-storage (10%); and in the following tenant industries: retail trade (23%) and electronics (14%).
At June 30, 2009, we have several tenants that are in various stages of the bankruptcy process, including two that terminated their lease in bankruptcy proceedings. These tenants accounted for lease revenues and net loss from equity investments in real estate as follows: lease revenues from these tenants were $2.2 million and $2.9 million for the three months ended June 30, 2009 and 2008, respectively, and $4.4 million and $5.8 million for the six months ended June 30, 2009 and 2008, respectively. Net loss from our equity investments in real estate were $0.5 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively. These investments had an aggregate carrying value of $69.7 million and $97.9 million at June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, we incurred impairment charges totaling $9.0 million and $32.8 million, respectively, related to certain of these properties (Note 9). None of the tenants operating under bankruptcy protection at June 30, 2009 has indicated whether it will affirm or disaffirm its lease.
Several of these tenants stopped making rent payments and as a result of their non-compliance with the terms of their leases, beginning in July 2009 we have, in some cases, suspended debt service payments on the related non-recourse mortgage loans.
Note 9. Impairment Charges
The valuation of impaired real estate assets is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows, the income capitalization approach considering prevailing market capitalization rates, analysis of recent comparable sales transactions, and actual sales negotiations and bona fide purchase offers received from third parties. These analyses involve the use of estimates and assumptions based on factors that we believe are reasonable under the circumstances, but actual results may differ from those estimates and assumptions.
Impairment charges, including the effect of foreign currency translation, totaled $9.6 million and $33.5 million for the three and six months ended June 30, 2009, respectively, and $0.4 million for both the three and six months ended June 30, 2008, as follows:
Real Estate
During the three and six months ended June 30, 2009, we recognized impairment charges totaling $7.3 million and $14.4 million, respectively, to reduce the carrying values of several properties to their estimated fair values.
During the second quarter of 2009, we recognized an impairment charge of $7.0 million on a property in the United Kingdom for which the tenant terminated its lease in bankruptcy court and vacated the property. Subsequent to June 30, 2009, we suspended debt service payments on the related non-recourse mortgage loan, which had an outstanding balance of $15.2 million at June 30, 2009. In addition, we recognized an impairment charge of $0.3 million during the quarter on a property in Ireland where the tenant is operating under bankruptcy protection.
During the first quarter of 2009, we recognized an impairment charge of $7.1 million on a domestic property to reduce its carrying value of $11.3 million to its estimated fair value of $4.2 million as a result of the tenant’s initiation of liquidation proceedings.

CPA®:15 6/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
Net Investment in Direct Financing Leases
During the three and six months ended June 30, 2009, we recognized impairment charges on direct financing leases totaling $2.3 million and $19.1 million, respectively, in order to reduce the carrying values of several properties to their estimated fair values, as described below. All of the declines were considered other-than-temporary.
During the second quarter of 2009, we recognized an impairment charge of $1.7 million on a property in Ireland for which the tenant is operating under bankruptcy protection. In addition, we reduced the carrying value of a domestic property by $0.6 million in connection with its potential sale.
During the first quarter of 2009, we recognized impairment charges of $16.7 million on three of five properties leased to a tenant in the United Kingdom that filed for bankruptcy and subsequently vacated four of the properties. This tenant has not indicated whether it will affirm or disaffirm its lease. Subsequent to June 30, 2009, we suspended debt service payments on the related non-recourse mortgage loan, which had an outstanding balance of $18.5 million at June 30, 2009.
Equity Investments in Real Estate
During the second quarter of 2008, we recognized an other-than-temporary impairment charge of $0.4 million on a German equity investment in real estate to reduce the carrying amount of our investment to the estimated fair value of our share of the venture’s net assets.
Note 10. Advisor Settlement
In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we recognized income of $9.1 million, including interest, from the advisor. We received payment of this amount from the advisor in April 2008. The settlement is reflected as Advisor settlement in our Consolidated Statements of Operations. For additional information about the SEC investigation and the settlement, please refer to our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 26, 2009.
Note 11. Noncontrolling Interests
On January 1, 2009, we adopted SFAS 160 as required. SFAS 160 establishes and expands accounting and reporting standards for noncontrolling interests in a subsidiary, which have been recharacterized as noncontrolling interests, and, if applicable, the deconsolidation of a subsidiary. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2009.

CPA®:15 6/30/2009 10-Q — 18

Notes to Consolidated Financial Statements
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$1,361,928	$1,061,897	$300,031
Shares issued	35,588	35,588	—
Contributions	11,128	—	11,128
Net income	51,193	28,694	22,499
Distributions	(139,886)	(88,153)	(51,733)
Change in other comprehensive loss	(44,724)	(34,704)	(10,020)
Shares repurchased	(57,079)	(57,079)	—

Balance at January 1, 2009	1,218,148	946,243	271,905

Shares issued	17,021	17,021	—
Contributions	797	—	797
Net income (loss)	6,125	(8,754)	14,879
Distributions	(67,426)	(44,340)	(23,086)
Change in other comprehensive income	(1,492)	(326)	(1,166)
Shares repurchased	(37,247)	(37,247)	—

Balance at June 30, 2009	$1,135,926	$872,597	$263,329

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
We conduct business in the various states and municipalities within the U.S. and the European Union, and as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain foreign, state and local taxes.
We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” At June 30, 2009, we had unrecognized tax benefits of $0.8 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had approximately $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2004 — 2007 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
Tenants from time to time may vacate space due to lease buy-outs, elections not to renew, company insolvencies or lease rejections in the bankruptcy process. In such cases, we assess whether the highest value is obtained from re-leasing or selling the property. In addition, in certain cases, we may elect to sell a property that is occupied if it is considered advantageous to do so. When it is determined that the relevant criteria are met in accordance with SFAS 144, the asset is reclassified as an asset held for sale and current and prior period results of operations are classified as discontinued operations.
In March 2009, we sold a property for proceeds of $4.1 million, net of selling costs, for a gain of $0.9 million. Concurrent with the sale, we used $2.7 million to defease a portion of the existing non-recourse mortgage obligation of $8.5 million that was collateralized by four properties (including the property sold) and incurred defeasance charges totaling $0.6 million.

CPA®:15 6/30/2009 10-Q — 19

Notes to Consolidated Financial Statements
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
In accordance with SFAS 144, the results of operations for properties held for sale or disposed of are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues	$225	$342	$483	$649
Expenses	(9)	(82)	(662)	(201)
Gain on sale of real estate	—	90	851	90

Income from discontinued operations	$216	$350	$672	$538

Note 14. Subsequent Events
In July 2009, a venture in which we have a 33% interest, and which we consolidate, amended certain terms of an existing non-recourse mortgage loan that would otherwise have resulted in the lender withholding certain cash amounts from us as a result of a downgrade in the tenant’s credit. In connection with the amendment, we made a partial prepayment of $8.0 million on the loan, which included a noncontrolling interest of $5.3 million. Following the prepayment, the loan had an outstanding balance of $34.1 million, which included a noncontrolling interest of $22.7 million, and is scheduled to mature in January 2012.
In July 2009, a venture that owns a portfolio of five French properties and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four properties back to the tenant for approximately $46.0 million, inclusive of noncontrolling interest of approximately $16.1 million. The proceeds of these sales will be used to partially prepay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $73.8 million as of the date of sale, inclusive of noncontrolling interest of $25.8 million. The remaining loan balance is collateralized by the unsold fifth property. We previously recognized impairment charges totaling $35.4 million related to two of these properties, inclusive of noncontrolling interest of $12.4 million.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
In August 2009, we refinanced an existing non-recourse mortgage loan of $4.3 million that was scheduled to mature in November 2009 with new non-recourse mortgage financing of $3.5 million that is scheduled to mature in September 2012.
We have considered subsequent events through August 14, 2009, the date the financial statements were issued.

CPA®:15 6/30/2009 10-Q — 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Business Overview
We are a REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing real estate, primarily on a triple net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At June 30, 2009, our portfolio consisted of our full or partial ownership interest in 361 properties. Substantially all of these properties, totaling approximately 31 million square feet (on a pro rata basis), were net leased to 79 tenants, with an occupancy rate of 98%.We were formed in 2001 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Total revenues (a)	$73,439	$77,078	$146,124	$153,265
Net income (loss) attributable to CPA®:15 shareholders (b)	2,172	14,028	(8,754)	39,787
Cash flow from operating activities (c)			68,963	97,466

(a)	Total revenues decreased in the current year periods compared to the respective prior year periods primarily due to the negative impact of fluctuations in foreign currency exchange rates.

(b)	Net income (loss) attributable to CPA®:15 shareholders for the three and six months ended June 30, 2009 reflected the recognition of impairment charges totaling $9.6 million and $33.5 million, respectively, as compared with impairment charges of $0.4 million recognized during each of the prior year periods. Net income attributable to CPA®:15 shareholders for the six months ended June 30, 2008 included income of $9.1 million related to the advisor’s SEC settlement.

(c)	Decrease in cash flow from operating activities in the current year period compared to the prior year period was primarily due to increases in rent delinquencies and carrying costs of distressed properties, as well as the retention of rent by lenders due to tenant defaults. In addition, in 2008 we received $9.1 million related to the advisor’s SEC settlement.
Our quarterly cash distribution increased to $0.1798 per share for the second quarter of 2009, or $0.72 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing equity in our real estate.
Current Trends
While we have substantially invested the proceeds of our offerings, we expect to continue to participate in future investments with our affiliates to the extent we have funds available for investment.
The deterioration in the credit and real estate financing markets that began in the second half of 2007 and accelerated during 2008 has resulted in a severe financial and economic crisis that persists at the date of this Report and is likely to continue for a significant period of time. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted. As of the date of this Report, one of the major effects of the economic crisis on our business has been to increase levels of financial distress for our tenants, with several tenants recently filing for bankruptcy protection. The level of market volatility necessarily renders any discussion of current trends that affect our business highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial economic trends on our business, and our response to those trends, is presented below.

CPA®:15 6/30/2009 10-Q — 21

Financing Conditions
Real estate financing markets deteriorated significantly during 2008. Current market conditions have continued to make it relatively more difficult for us to refinance maturing debt and obtain financing on unencumbered properties, both domestically and internationally. In addition, financing for larger transactions and for certain property types generally remains unavailable.
During the six months ended June 30, 2009, we were able to refinance maturing debt in most instances on generally attractive terms given current market conditions. In April 2009, we refinanced maturing non-recourse mortgage debt of $18.7 million with new non-recourse financing of $22.6 million, which is scheduled to mature in 2019. These amounts are inclusive of noncontrolling interests of $12.5 million and $15.1 million, respectively. In addition, in June 2009, we refinanced a maturing non-recourse mortgage loan of $2.6 million with new non-recourse financing in the same amount that is scheduled to mature in 2012.
We have balloon payments totaling $16.6 million that will be due during the remainder of 2009, with an additional $29.1 million due during 2010 and $105.5 million due during 2011. The amounts due during 2010 and 2011 are inclusive of noncontrolling interests of $4.2 million and $32.5 million, respectively. In addition, our share of balloon payments due in 2011 on certain of our unconsolidated ventures is $21.3 million. We are actively seeking to refinance the majority of this debt, but we believe we have sufficient cash resources to make these payments, if necessary. Our property level debt is non-recourse, which means that if we default on a mortgage loan obligation, our exposure is generally limited to our equity invested in that property.
Corporate Defaults
We expect that many of our tenants will continue to experience financial stress until general economic conditions improve. We expect these conditions to continue in the near term and cannot predict when they will recover. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
We have experienced increased levels of corporate defaults recently, and we anticipate that there may be additional corporate defaults at least during the remainder of 2009. We have several tenants that were in various stages of the bankruptcy process as of June 30, 2009, including two that terminated their leases in bankruptcy proceedings. Several of these tenants stopped paying rent, and as a result we have stopped making debt payments on certain of these assets as of the date of this Report. Impairment charges incurred during the six months ended June 30, 2009 totaled $33.5 million, substantially all of which related to these tenants. See Notes 8 and 9 for further details about our tenants operating under bankruptcy protection and impairment charges incurred during the six months ended June 30, 2009.
To mitigate these risks, we believe we have invested in assets that are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with management and review of financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt, and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Net Asset Values
As a result of market conditions worsening during 2008, asset values declined across all asset types, and our estimated net asset valuation as of December 31, 2008 declined as well. Our estimated net asset valuation as of December 31, 2008 decreased to $11.50 per share, a 5.7% decline from our December 31, 2007 estimated net asset value of $12.20 per share. Our estimated net asset valuation is based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among other variables. We generally do not control these variables and, as such, cannot predict whether current trends in some or all of these variables will continue in the future.
Redemptions
We have experienced higher levels of share redemptions during 2008 and 2009, which consume cash. In general, our redemption plan provides that redemptions are limited to proceeds from our distribution reinvestment plan plus 1% of the operating cash flow from our previous fiscal year and is also limited to 5% of outstanding shares on a rolling basis. With the redemption requests for the second quarter of 2009 fulfilled, we reached the 5% limitation. In light of this limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009, with limited exceptions in cases of death or qualifying disability. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. See Financial Condition — Financing Activities below.

CPA®:15 6/30/2009 10-Q — 22

Other Factors
Our leases generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the six months ended June 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current fluctuations in inflation rates in the U.S. and the Euro zone will impact rent increases in our portfolio in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the second quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 13% during both the second quarter of 2009 and the six months ended June 30, 2009 in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 37% and 38% of our annualized lease revenues for each of the six month periods ended June 30, 2009 and 2008, respectively.
Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2009	2008
Rental income	$123,012	$126,787
Interest income from direct financing leases	20,020	23,751

	$143,032	$150,538

During the six months ended June 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Six months ended June 30,
Lessee	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	$14,258	$14,193
Carrefour France, S.A. (a) (b)	10,543	11,112
OBI A.G. (a) (b)	8,031	8,955
True Value Company (a)	7,213	7,421
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b)	7,072	7,884
LifeTime Fitness, Inc. (a)	7,062	7,096
Thales S.A. (a) (b) (c)	6,848	7,407
Advanced Micro Devices (a)	4,967	4,967
Pohjola Non-Life Insurance Company (a) (b)	4,424	4,860
Universal Technical Institute	4,324	4,343
TietoEnator plc. (a) (b)	4,111	4,546
Police Prefecture, French Government (a) (b)	3,761	4,124
Médica — France, S.A. (a) (b)	3,329	3,640
Foster Wheeler, Inc.	3,135	2,850
Information Resources, Inc. (a)	2,486	2,486
Compucom Systems, Inc. (a)	2,268	2,150
Other (a) (b)	49,200	52,504

	$143,032	$150,538

(a)	These revenues are generated in consolidated ventures with affiliates and include lease revenues applicable to noncontrolling interests totaling $37.9 million and $36.0 million for the six months ended June 30, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2009 strengthened by approximately 13% in comparison to the same period in 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	In July 2009, we sold four of the five properties leased to Thales (see Subsequent Events below).

CPA®:15 6/30/2009 10-Q — 23

We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the six months ended June 30, 2009 and 2008, net lease revenues from these ventures (for the entire venture, not our proportionate share) were (dollars in thousands):

	Ownership
	Interest at	Six months ended June 30,
Lessee	June 30, 2009	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$17,140	$19,275
Marriott International, Inc. (c)	47%	8,434	9,358
PETsMART, Inc.	30%	4,130	4,042
Schuler A.G. (b)	34%	3,121	3,514
The Talaria Company (Hinckley)	30%	2,524	2,480
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (b) (d)	33%	2,067	—
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (e)	50%	1,816	1,844
Del Monte Corporation (f)	50%	1,763	1,478
Hologic, Inc.	64%	1,658	1,658
The Upper Deck Company	50%	1,597	1,597
Builders FirstSource, Inc.	40%	776	761

		$45,026	$46,007

(a)	In addition to lease revenues, the venture also earned interest income of $12.9 million and $14.5 million on a note receivable during the six months ended June 30, 2009 and 2008, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Decrease was due to a reduction in percentage of sales rent.

(d)	Wagon Automotive GmbH filed for bankruptcy in December 2008 and terminated its lease with us in May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent substantially in accordance with the terms stated in its lease. We acquired our interest in this venture in August 2008.

(e)	Gortz & Schiele GmbH & Co. filed for bankruptcy in Germany in November 2008 and ceased making rent payments. In July 2009, as a result of both Gortz & Schiele GmbH & Co. and Gortz & Schiele Corp.’s noncompliance with the terms of their leases, we suspended the debt service payments on both of the related mortgage loans.

(f)	Increase is due to CPI-based rent increase.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies.
For the three and six months ended June 30, 2009 and 2008 as compared to the same periods in 2008, lease revenues decreased by $3.3 million and $7.5 million, respectively. The declines in lease revenues were primarily due to the negative impact of fluctuations in foreign currency exchange rates, which reduced lease revenues by $3.8 million and $8.0 million, respectively, as well as the effects of property sales and lease restructuring transactions, which reduced lease revenues by $1.1 million and $1.9 million, respectively. These decreases were partially offset by scheduled rent increases at several properties, which generated additional lease revenues of $1.8 million and $2.6 million for the three and six month current year periods, respectively, compared to the respective prior year periods and by a reduction in amortization of certain rent-related intangibles of $0.8 million for both current year periods compared to the same periods in 2008.

CPA®:15 6/30/2009 10-Q — 24

Depreciation and Amortization
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, depreciation and amortization decreased by $4.2 million and $5.3 million, respectively, primarily due to a write off of intangible assets in 2008, the different impact of fluctuations in foreign currency exchange rates between the two periods, and lower levels of depreciation in the current year periods as a result of impairment charges recognized in 2008 and 2009. In the second quarter of 2008, we wrote off intangible assets of $2.7 million in connection with a property at which the tenant had filed for bankruptcy. This tenant rejected its lease with us in August 2008, and we subsequently entered into a direct lease agreement with the existing subtenant. In the three months ended June 30, 2009 as compared to the same period in 2008, depreciation and amortization expense decreased by $0.8 million as a result of the impact of fluctuations in foreign currency exchange rates and by $0.5 million as a result of previously recognized impairment charges, which reduced the basis on which depreciation and amortization expense is calculated. For the six months ended June 30, 2009 as compared to the same period in 2008, depreciation and amortization expense decreased by $1.6 million as a result of the impact of fluctuations in foreign currency exchange rates, while the prior recognition of impairment charges reduced depreciation and amortization expense by $1.2 million.
Property Expenses
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, property expenses increased by $2.1 million and $3.9 million, respectively, primarily due to increases in costs related to current and former tenants who are operating under bankruptcy protection of $2.6 million and $4.7 million, respectively, and with regard to the six month periods, an increase in reimbursable tenant costs of $0.7 million in the current year period compared to the same period in 2008. As a result of tenants’ bankruptcy proceedings, uncollected rent expense increased by $2.2 million and $3.9 million for the three and six month current year periods, respectively, while professional fees and property carrying costs related to distressed properties increased by $0.4 million and $0.8 million, respectively, in each case compared to the respective prior year periods. Reimbursable tenant costs are recorded as both income and property expense and, therefore, have no impact on net income. These increases were partially offset by decreases of $0.6 million and $1.3 million, respectively, in asset management and performance fees payable to the advisor, primarily due to a decline in our annual estimated net asset valuation at December 31, 2008 in comparison with the previous year’s valuation, as described in Net Asset Values above.
Impairment Charges
For the three months ended June 30, 2009, we recognized impairment charges of $9.6 million to reduce the carrying values of several investments to their estimated fair values, primarily consisting of a $7.0 million impairment charge on a property in the United Kingdom for which the tenant terminated its lease in bankruptcy court and vacated the property. In addition, we recognized an impairment charge of $2.0 million on a property in Ireland whose tenant is operating under bankruptcy protection. We also recognized an impairment charge of $0.6 million on a domestic property in connection with its potential sale.
For the six months ended June 30, 2009, we recognized impairment charges of $33.5 million to reduce the carrying values of several investments to their estimated fair values. In addition to the impairment charges of $9.6 million recognized in the second quarter of 2009 as described above, we recognized impairment charges of $16.7 million related to three properties in the United Kingdom leased to a tenant that filed for bankruptcy and subsequently vacated the properties, as well as $7.1 million on a domestic property for which the tenant initiated liquidation proceedings during the first quarter of 2009.
Advisor Settlement
During the six months ended June 30, 2008, we recognized income of $9.1 million in connection with the advisor’s settlement with the SEC (Note 10). We received payment of this amount from the advisor in April 2008.
Other Interest Income
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, other interest income decreased by $1.0 million and $1.9 million, respectively, primarily due to lower average cash balances and lower rates of return earned on our cash balances reflecting current market conditions.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt that is not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany debt that is long-term in nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). When intercompany debt that is short-term in nature or accrued interest on intercompany debt is remeasured, we recognize a gain or loss on foreign currency transactions in earnings. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.

CPA®:15 6/30/2009 10-Q — 25

For the three and six months ended June 30, 2009 as compared to the same periods in 2008, other income and expenses decreased by $2.3 million and $7.2 million, respectively, substantially all of which was attributable to a decrease in gains on foreign currency transactions and derivative instruments. Net gains on foreign currency transactions decreased by $1.7 million and $6.6 million for the three and six month current year periods, respectively, primarily due to a reduction in overall cash balances held in foreign accounts due to the repatriation of cash during 2008. Cash balances held in foreign accounts totaled $20.8 million at June 30, 2009 as compared with $83.3 million at June 30, 2008 (at then-current exchange rates). The relative strengthening of the U.S. dollar during the current year periods as compared with the same periods in 2008 also contributed to the decrease. In addition, during the second quarter of 2008, we recognized a gain of $1.1 million from the termination of a derivative instrument. No such gains were recognized during 2009.
Interest Expense
For the three and six months ended June 30, 2009 as compared to the same periods in 2008, interest expense decreased by $2.5 million and $5.8 million, respectively. In the current year periods, interest expense decreased by $1.9 million and $3.3 million, respectively, as the result of making scheduled principal payments and refinancing or paying off non-recourse mortgages during 2009 and 2008, which reduced the balances on which interest is incurred, and by $1.7 million and $3.4 million as a result of the impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by our recognition of a $1.1 million charge to write off a portion of an interest rate swap derivative. During the second quarter of 2009, we determined that this interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our decision to suspend debt service payments subsequent to June 30, 2009. As a result, we wrote off the ineffective portion of this derivative, which reduced interest expense by $1.1 million for the current periods.
Net Income (Loss) Attributable to CPA®:15 Shareholders
For the three months ended June 30, 2009 as compared to the same period in 2008, the resulting net income attributable to CPA®:15 shareholders decreased by $11.9 million. For the six months ended June 30, 2009, the resulting net loss attributable to CPA®:15 shareholders was $8.8 million, as compared to the resulting net income attributable to CPA®:15 shareholders of $39.8 million for the six months ended June 30, 2008.
Financial Condition
Sources and Uses of Cash During the Period
Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Although our cash flows may fluctuate period to period, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. There has been no material change in our financial condition since December 31, 2008. Our sources and uses of cash during the period are described below.
Operating Activities — During the six months ended June 30, 2009, we used cash flows from operating activities of $69.0 million to fund distributions to shareholders of $44.0 million. We made scheduled mortgage principal installments of $48.4 million, which includes scheduled balloon payments totaling $26.1 million (see Financing Activities below). We also paid distributions to noncontrolling interests of $23.1 million. Cash distributions received from our equity investments in real estate in excess of cumulative income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to noncontrolling interests.
In 2009, our cash flows from operating activities were negatively affected by a significant increase in rent delinquencies and carrying costs related to properties where the tenants are operating under bankruptcy protection or are experiencing financial distress. In addition, our cash flows were reduced as a result of the timing of the release of certain funds held by lenders in escrow accounts, as well as the retention of rent by lenders of non-recourse debt on distressed properties as a result of breaches in property-related loan covenants, which collectively reduced cash flows from operating activities by $14.5 million for the six months ended June 30, 2009. In addition, for 2009, the advisor has elected to receive 20% of its performance fee from us in cash with the remaining 80% in our restricted stock, while in 2008 the advisor had elected to receive all performance fees from us in our restricted stock. This change had a negative impact on our cash flow of approximately $1.0 million in the current year period. In the six months ended June 30, 2008, our cash flows from operating activities benefited from the receipt of $9.1 million from the advisor in connection with its SEC Settlement. These settlement proceeds were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008.

CPA®:15 6/30/2009 10-Q — 26

Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the six months ended June 30, 2009, we received proceeds of $4.1 million from the sale of a property as well as distributions from our equity investments in real estate in excess of cumulative income of $4.0 million. In January 2009, we paid our annual installment of deferred acquisition fees, which totaled $6.9 million.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests, during the six months ended June 30, 2009 we used $37.2 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. In June 2009, our board of directors approved the suspension of our redemption plan (see below). We also made scheduled balloon payments totaling $26.1 million on three maturing loans, two of which we refinanced with new non-recourse mortgages totaling $25.2 million that are scheduled to mature in 2012 and 2019, and used $2.7 million of the proceeds from the sale of a property to partially defease an existing non-recourse mortgage obligation. We received $10.1 million as a result of issuing shares through our distribution reinvestment and stock purchase plan.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so (see Current Trends above). We have recently experienced higher levels of redemption requests as compared to prior years, and as of the second quarter of 2009, redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We may make limited exceptions to the suspension of the program in cases of death or qualifying disability (in accordance with standards to be established by us).
Summary of Financing
The table below summarizes our non-recourse long-term debt as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Balance
Fixed rate	$1,393,562	$1,412,288
Variable rate (a)	388,877	393,109

Total	$1,782,439	$1,805,397

Percent of total debt
Fixed rate	78%	78%
Variable rate (a)	22%	22%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.3%	4.8%

(a)	Variable rate debt at June 30, 2009 included (i) $187.8 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $42.3 million that is subject to an interest rate cap, but for which the interest rate cap was not in effect at June 30, 2009 and (iii) $158.8 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. The interest rate for one of these loans, which has an outstanding balance of $40.9 million at June 30, 2009, is scheduled to reset to a variable rate in January 2010.

CPA®:15 6/30/2009 10-Q — 27

Cash Resources
As of June 30, 2009, our cash resources consisted of cash and cash equivalents of $61.8 million. Of this amount, $20.8 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $45.3 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as to for working capital needs and other commitments.
We have several tenants that are in various stages of the bankruptcy process, including two that terminated their lease in bankruptcy proceedings. Several of these tenants stopped making rent payments and as a result of their non-compliance with the terms of their leases, beginning in July 2009 we have, in some cases, suspended debt service payments on the related non-recourse mortgage loans. In addition, several of these properties are vacant, and we anticipate that we will incur significant carrying costs until we are able to re-lease or sell them. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
Cash Requirements
During the next twelve months, we expect that cash requirements will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $25.7 million will be due during the next twelve months, consisting of $10.8 million during the third quarter of 2009, $5.8 million during the fourth quarter of 2009 and $9.1 million during the second quarter of 2010. We are actively seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of June 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Non-recourse debt — Principal	$1,782,439	$81,323	$292,207	$448,601	$960,308
Deferred acquisition fees — Principal	7,143	3,530	3,517	96	—
Interest on borrowings and deferred acquisition fees (a)	581,482	101,055	181,689	139,641	159,097
Subordinated disposition fees (b)	6,169	—	—	6,169	—
Operating and other lease commitments (c)	25,799	1,893	3,817	3,865	16,224

	$2,403,032	$187,801	$481,230	$598,372	$1,135,629

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of June 30, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interest of approximately $1.4 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total approximately $34.2 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of June 30, 2009. As of June 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.

CPA®:15 6/30/2009 10-Q — 28

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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at June 30, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.4 million, with our share approximating $0.9 million. In addition, our maximum exposure to loss on these ventures was approximately $21.4 million (inclusive of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, all of the underlying investments are owned with our affiliates. Summarized financial information for these ventures (for the entire venture, not our proportionate share) and our ownership interest in the ventures at June 30, 2009 are presented below (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	June 30, 2009	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$26,992	$10,678	2/2011
Del Monte Corporation	50%	16,218	10,528	8/2011
PETsMART, Inc.	30%	72,362	39,865	12/2011
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	50%	54,975	27,083	12/2016 & 1/2017
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (c)	50%	39,715	23,060	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,150	6,670	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (d)	38%	478,755	397,454	4/2017
Hologic, Inc.	64%	28,247	15,227	5/2023
The Talaria Company (Hinckley)	30%	59,264	31,144	6/2025
Marriott International, Inc.	47%	132,776	—	N/A
Schuler A.G. (a)	34%	74,930	—	N/A

		$995,384	$561,709

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of June 30, 2009.

(b)	Wagon Automotive GmbH filed for bankruptcy in December 2008 and terminated its lease with us in May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it ceased making rent payments in May and June 2009, as of the date of this Report it has resumed paying rent substantially in accordance with the terms stated in its lease.

(c)	Gortz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and has ceased making rent payments. In July 2009, as a result of both Gortz & Schiele GmbH & Co. and Gortz & Schiele Corp.’s noncompliance with the terms of their leases, we suspended the debt service payments on both of the related mortgage loans.

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes related a noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $330.7 million at June 30, 2009.

CPA®:15 6/30/2009 10-Q — 29

Subsequent Events
In July 2009, a venture in which we have a 33% interest, and which we consolidate, amended certain terms of an existing non-recourse mortgage loan that would otherwise have resulted in the lender withholding certain cash amounts from us as a result of a downgrade in the tenant’s credit. In connection with the amendment, we made a partial prepayment of $8.0 million on the loan, which included a noncontrolling interest of $5.3 million. Following the prepayment, the loan had an outstanding balance of $34.1 million, which included a noncontrolling interest of $22.7 million, and is scheduled to mature in January 2012.
In July 2009, a venture that owns a portfolio of five French properties and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four vacant properties back to the tenant for approximately $46.0 million, inclusive of noncontrolling interest of approximately $16.1 million. The proceeds of these sales will be used to partially prepay the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $73.8 million as of the date of sale, inclusive of noncontrolling interest of $25.8 million. The remaining loan balance is collateralized by the unsold fifth property. We previously recognized impairment charges totaling $35.4 million related to two of these properties, inclusive of noncontrolling interest of $12.4 million.
In July 2009, our board of directors approved the renewal of our advisory agreement with the advisor for the term beginning on October 1, 2009 and ending on September 30, 2010.
In August 2009, we refinanced an existing non-recourse mortgage loan of $4.3 million that was scheduled to mature in November 2009 with new non-recourse mortgage financing of $3.5 million that is scheduled to mature in September 2012.

CPA®:15 6/30/2009 10-Q — 30

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
We do not generally use derivative financial instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. We account for our derivative instruments in accordance with SFAS 133.
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
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given the current economic crisis, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of June 30, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2009, we estimate that our total interest in CCMT had a fair value of $9.0 million, a reduction of $0.1 million from the fair value at December 31, 2008.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At June 30, 2009, we estimate that the net fair value of our interest rate swaps and interest rate caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was a liability of $7.3 million, inclusive of amounts attributable to noncontrolling interests of $1.3 million (Note 8).
Certain of our unconsolidated ventures, in which we have interests ranging from 33% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain (not our proportionate share) of $1.1 million during the six months ended June 30, 2009. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2009, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during the term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at June 30, 2009 ranged from 4.3% to 10%. The annual interest rates on our variable rate debt at June 30, 2009 ranged from 4.1% to 6.9%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2009 (in thousands):

CPA®:15 6/30/2009 10-Q — 31

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$42,540	$61,151	$140,812	$134,247	$134,743	$880,069	$1,393,562	$1,304,859
Variable rate debt	$5,551	$12,272	$13,199	$50,709	$13,163	$293,983	$388,877	$384,128
The estimated fair value of our fixed rate debt and our variable rate debt that bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements at June 30, 2009 is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt by an aggregate increase of $71.4 million or an aggregate decrease of $66.9 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2009 would increase or decrease by $0.4 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a significant portion of the debt classified as variable rate debt in the tables above has been converted to fixed rates through the use of interest rate swap agreements or bore interest at fixed rates at June 30, 2009 but has interest rate reset features that will change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to the foreign currency. For the six months ended June 30, 2009, we recognized net realized foreign currency losses of $0.6 million and net unrealized foreign currency gains of $0.8 million. These gains and losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Pursuant to SFAS 133, changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of June 30, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million.

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:15 6/30/2009 10-Q — 32

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2009, we issued 253,885 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $11.50 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2009:
Issuer Purchases of Equity Securities

				Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April	935	$10.70	N/A	N/A
May	—	—	N/A	N/A
June	1,803,805	10.70	N/A	N/A

Total	1,804,740

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. In November 2001, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 4.	Submission of Matters to a Vote of Security Holders
Our annual meeting of shareholders was held on June 10, 2009, at which time a vote was taken to elect our directors through the solicitation of proxies. The following directors were elected to serve until the next annual meeting of shareholders:

Name of Director	Shares Voting For	Shares Withheld
Wm. Polk Carey	65,172,180	973,099
Gordon F. DuGan	65,267,135	878,144
Marshall E. Blume	65,170,441	974,838
Elizabeth P. Munson	65,269,202	876,077
Richard J. Pinola	65,294,553	850,726
James D. Price	65,206,032	939,247
Effective June 25, 2009, Marshall E. Blume resigned from our board of directors and all committees thereof of which he was a member. Mr. Blume will remain an independent director of our affiliates, Corporate Property Associates 14 Incorporated and Corporate Property Associates 17 — Global Incorporated and has also joined the board of directors of Corporate Property Associates 16 — Global Incorporated as an independent director as of the same date.

CPA®:15 6/30/2009 10-Q — 33

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
3.2	Amended and Restated Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:15 6/30/2009 10-Q — 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 8/14/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 8/14/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 6/30/2009 10-Q — 35

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
3.2	Amended and Restated Bylaws	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith