Form 10-Q
period 2009-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2009-11-13
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 125,637,527 shares of common stock, $.001 par value, outstanding at November 9, 2009.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 26, 2009 (the “2008 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2008 Annual Report. There has been no significant change in our critical accounting estimates.
CPA®:15 9/30/2009 10-Q — 1

PART I

Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Investments in real estate:
Real estate, at cost	$2,300,026	$2,306,018
Accumulated depreciation	(269,984)	(238,360)

Net investments in properties	2,030,042	2,067,658
Net investment in direct financing leases	399,333	448,635
Equity investments in real estate	191,308	199,124

Net investments in real estate	2,620,683	2,715,417
Cash and cash equivalents	67,993	112,032
Intangible assets, net	219,766	241,083
Other assets, net	141,827	120,673

Total assets	$3,050,269	$3,189,205

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,741,614	$1,805,397
Accounts payable, accrued expenses and other liabilities	50,463	34,214
Prepaid and deferred rental income and security deposits	83,084	81,064
Due to affiliates	18,397	28,327
Distributions payable	22,546	22,055

Total liabilities	1,916,104	1,971,057

Commitments and contingencies
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 141,049,145 and 138,840,480 shares issued, respectively	141	139
Additional paid-in capital	1,307,759	1,282,826
Distributions in excess of accumulated earnings	(281,534)	(207,949)
Accumulated other comprehensive income	5,277	460

	1,031,643	1,075,476
Less, treasury stock at cost, 15,862,125 and 12,308,293 shares, respectively	(167,253)	(129,233)

Total CPA®:15 shareholders’ equity	864,390	946,243

Noncontrolling interests	269,775	271,905

Total equity	1,134,165	1,218,148

Total liabilities and equity	$3,050,269	$3,189,205

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2009 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Rental income	$61,704	$60,836	$179,962	$182,421
Interest income from direct financing leases	9,871	11,925	29,891	35,676
Other operating income	1,666	978	4,758	3,663

	73,241	73,739	214,611	221,760

Operating Expenses
Depreciation and amortization	(15,591)	(15,628)	(45,376)	(49,463)
Property expenses	(8,996)	(10,498)	(33,123)	(30,666)
General and administrative	(1,872)	(1,964)	(6,483)	(7,251)
Impairment charges	(13,766)	—	(47,216)	—

	(40,225)	(28,090)	(132,198)	(87,380)

Other Income and Expenses
Advisor settlement (Note 10)	—	—	—	9,111
(Loss) income from equity investments in real estate	(3,419)	2,332	4,119	10,426
Other interest income	508	1,397	1,914	4,743
Other income and (expenses)	(1,730)	(614)	(1,116)	7,254
Interest expense	(26,203)	(27,161)	(77,441)	(83,973)

	(30,844)	(24,046)	(72,524)	(52,439)

Income from continuing operations before income taxes	2,172	21,603	9,889	81,941
Provision for income taxes	(1,829)	(2,075)	(6,298)	(6,589)

Income from continuing operations	343	19,528	3,591	75,352

Discontinued Operations
Loss from operations of discontinued properties	(2,348)	(16,225)	(322)	(14,618)
Gain on sale of real estate	11,084	—	11,935	90

Income (loss) from discontinued operations	8,736	(16,225)	11,613	(14,528)

Net Income	9,079	3,303	15,204	60,824
Less: Net income attributable to noncontrolling interests	(7,024)	(2,108)	(21,903)	(19,842)

Net Income (Loss) Attributable to CPA®:15 Shareholders	$2,055	$1,195	$(6,699)	$40,982

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:15 shareholders	$(0.02)	$0.10	$(0.11)	$0.40
Income (loss) from discontinued operations attributable to CPA®:15 shareholders	0.04	(0.09)	0.06	(0.08)

Net income (loss) attributable to CPA®:15 shareholders	$0.02	$0.01	$(0.05)	$0.32

Weighted Average Shares Outstanding	125,008,341	128,627,044	125,900,460	128,832,916

Amounts Attributable to CPA®:15 Shareholders
Income (loss) from continuing operations, net of tax	$(2,991)	$13,067	$(13,850)	$51,562
Income (loss) from discontinued operations, net of tax	5,046	(11,872)	7,151	(10,580)

Net income	$2,055	$1,195	$(6,699)	$40,982

Distributions Declared Per Share	$0.1801	$0.1736	$0.5347	$0.5159

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2009 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net Income	$9,079	$3,303	$15,204	$60,824
Other Comprehensive Income:
Foreign currency translation adjustment	8,366	(35,531)	7,068	(15,531)
Change in unrealized gain (loss) on marketable securities	623	(327)	685	(1,092)
Change in unrealized loss on derivative instruments	(2,634)	(6,640)	(2,890)	(2,681)

	6,355	(42,498)	4,863	(19,304)

Comprehensive income (loss)	15,434	(39,195)	20,067	41,520

Amounts Attributable to Noncontrolling Interests:
Net income attributable to noncontrolling interests	(7,024)	(2,108)	(21,903)	(19,842)
Foreign currency translation adjustment	(1,996)	11,606	(1,033)	4,250
Change in unrealized (gain) loss on derivative instruments	784	1,440	987	548

Comprehensive (income) loss attributable to noncontrolling interests	(8,236)	10,938	(21,949)	(15,044)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$7,198	$(28,257)	$(1,882)	$26,476

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2009 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine months ended September 30,
	2009	2008
Cash Flows — Operating Activities
Net income	$15,204	$60,824
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	47,278	52,318
Straight-line rent adjustments	4,874	3,816
Loss (income) from equity investments in real estate in excess of distributions received	4,608	(307)
Issuance of shares to affiliate in satisfaction of fees due	9,887	11,948
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	920	(8,346)
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(1,898)	1,128
Gain on sale of real estate, net	(9,836)	(90)
Impairment charges	47,216	17,233
(Increase) decrease in cash held in escrow for operating activities	(9,011)	1,076
Changes in operating assets and liabilities	3,802	7,101

Net cash provided by operating activities	113,044	146,701

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	5,790	1,773
Capital expenditures	(1,490)	(8,346)
Contributions to equity investments in real estate	—	(8,708)
Proceeds from sale of real estate	5,023	1,010
Repayment of loan by affiliate	—	7,569
Payment of deferred acquisition fees to an affiliate	(6,903)	(8,413)

Net cash provided by (used in) investing activities	2,420	(15,115)

Cash Flows — Financing Activities
Distributions paid (a)	(66,395)	(75,996)
Distributions paid to noncontrolling interests	(31,444)	(31,514)
Contributions from noncontrolling interests	7,365	—
Proceeds from mortgages	34,234	25,000
Prepayment of mortgage principal	(7,224)	(17,588)
Scheduled payments of mortgage principal	(74,632)	(32,448)
Deferred financing costs and mortgage deposits, net of deposits refunded	—	(195)
Proceeds from issuance of shares, net of costs	15,048	14,432
Purchase of treasury stock	(38,020)	(35,751)

Net cash used in financing activities	(161,068)	(154,060)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,565	935

Net decrease in cash and cash equivalents	(44,039)	(21,539)
Cash and cash equivalents, beginning of period	112,032	166,851

Cash and cash equivalents, end of period	$67,993	$145,312

(a)	Includes a special distribution of $10.2 million ($0.08 per share) declared in December 2007 and paid in January 2008.
See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2009 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
Notes to Consolidated Financial Statements (Unaudited)
Note 1. Business
Corporate Property Associates 15 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interests in 363 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments, necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, which are included in our 2008 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of certain new accounting pronouncements during the nine months ended September 30, 2009 (Note 11).
In May 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through November 13, 2009, the date on which we filed this Report with the SEC.
Basis of Consolidation
The consolidated financial statements include all of our accounts and those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. Under current authoritative guidance, we have determined that we are not the primary beneficiary of, nor do we hold a significant variable interest in, any variable interest entity (“VIE”). We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
Information about International Geographic Areas
As of September 30, 2009, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $26.5 million and $30.8 million for the three months ended September 30, 2009 and 2008, respectively, and $84.2 million and $93.5 million for the nine months ended September 30, 2009 and 2008, respectively. Our net investments in real estate for these investments totaled $1.1 billion and $1.2 billion at September 30, 2009 and December 31, 2008, respectively.
CPA®:15 9/30/2009 10-Q — 6

Notes to Consolidated Financial Statements
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance will be effective for us beginning January 1, 2010. We are currently in the process of evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. Under the terms of this agreement, which was amended and renewed effective October 1, 2009, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
Under the advisory agreement, we pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative annual distribution return of 6%. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For both 2009 and 2008, the advisor elected to receive its asset management fees in cash. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008, the advisor elected to receive all of its performance fees in restricted shares of our common stock. We incurred base asset management fees of $3.5 million and $4.0 million for the three months ended September 30, 2009 and 2008, respectively, and $10.8 million and $11.9 million for the nine months ended September 30, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. As of September 30, 2009, the advisor owned 7,916,009 shares (6.3%) of our common stock.
Transaction Fees
Under the advisory agreement, we also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 6% per year. During both the three and nine months ended September 30, 2008, we incurred current acquisition fees of $0.5 million and deferred acquisition fees of $0.4 million. We did not incur any current or deferred acquisition fees during the three and nine months ended September 30, 2009. Unpaid installments of deferred acquisition fees totaled $7.1 million and $14.1 million as of September 30, 2009 and December 31, 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $6.9 million and $8.4 million in cash to the advisor in January 2009 and 2008, respectively. We also pay the advisor mortgage refinancing fees, which totaled less than $0.1 million for the nine months ended September 30, 2009. No such mortgage refinancing fees were paid during the three months ended September 30, 2009 or the three and nine months ended September 30, 2008.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $6.2 million and $6.1 million at September 30, 2009 and December 31, 2008, respectively.
CPA®:15 9/30/2009 10-Q — 7

Notes to Consolidated Financial Statements
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.8 million and $0.7 million for the three months ended September 30, 2009 and 2008, respectively, and $2.2 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million for each of the three months ended September 30, 2009 and 2008 and $0.6 million for each of the nine months ended September 30, 2009 and 2008. Based on gross revenues through September 30, 2009, our current share of future minimum lease payments under this agreement would be $0.8 million annually through 2016.
We own interests in entities ranging from 30% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these entities (Note 2) and account for the remainder under the equity method of accounting (Note 5).
Note 4. Real Estate
Real Estate
Real estate, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2009	December 31, 2008
Land	$529,441	$543,027
Buildings	1,770,585	1,762,991
Less: Accumulated depreciation	(269,984)	(238,360)

	$2,030,042	$2,067,658

See Note 9 for a discussion of impairment charges incurred during the three and nine months ended September 30, 2009 and 2008, respectively.
Acquisition Costs
The FASB has revised its guidance for business combinations. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions. We adopted the revised guidance as required on January 1, 2009. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. The revised guidance had no impact on us during the three and nine months ended September 30, 2009 as we did not make any investments during either period.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $309.2 million, which are being amortized over periods ranging from two years to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $5.5 million and $7.6 million for the three months ended September 30, 2009 and 2008, respectively, and $16.5 million and $20.8 million for the nine months ended September 30, 2009 and 2008, respectively.
CPA®:15 9/30/2009 10-Q — 8

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control, including a 64% tenant-in-common interest in a venture (Note 2). All of the underlying investments are generally owned with affiliates that have similar investment objectives to ours. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	September 30, 2009	September 30, 2009	December 31, 2008
Marriott International, Inc.	47%	$67,376	$68,933
Schuler A.G. (a)	34%	49,942	45,607
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	20,261	23,126
The Upper Deck Company	50%	12,400	11,668
PETsMART, Inc.	30%	8,706	8,920
Hologic, Inc.	64%	8,487	8,523
The Talaria Company (Hinckley)	30%	7,843	7,731
Del Monte Corporation	50%	6,476	7,024
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a) (c)	33%	5,085	8,592
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (d)	50%	2,985	7,263
Builders FirstSource, Inc.	40%	1,747	1,737

		$191,308	$199,124

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(c)	We acquired our interest in this investment in August 2008. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent substantially in accordance with the terms stated in its lease. In October 2009 the venture terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. We recognized other-than-temporary impairment charges totaling $3.8 million in connection with these ventures during the nine months ended September 30, 2009 (Note 9).

(d)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. Both tenants ceased making rent payments during the second quarter of 2009, and as a result, we suspended the debt service payments on both of the related mortgage loans beginning in July 2009. We recognized other-than-temporary impairment charges totaling $2.8 million and $0.4 million in connection with these ventures during the nine months ended September 30, 2009 and 2008, respectively (Note 9).
CPA®:15 9/30/2009 10-Q — 9

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2009	December 31, 2008
Assets	$1,338,835	$1,347,755
Liabilities	(606,380)	(621,078)

Partners’/members’ equity	$732,455	$726,677

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$27,548	$26,911	$87,633	$89,096
Expenses	(16,688)	(14,696)	(46,284)	(42,844)
Impairment charges (a)	(17,001)	—	(17,001)	—

Net income	$(6,141)	$12,215	$24,348	$46,252

(a)	Represents impairment charges incurred by ventures that lease properties to Görtz & Schiele GmbH & Co., Goertz & Schiele Corp., Wagon Automotive GmbH and Wagon Automotive Nagold GmbH. See Notes (c) and (d) to the table above for recent developments regarding these ventures and Note 9 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate during the three and nine months ended September 30, 2009 and 2008, respectively.
We recognized a loss from equity investments in real estate of $3.4 million and income from equity investments in real estate of $2.3 million for the three months ended September 30, 2009 and 2008, respectively, and income from equity investments in real estate of $4.1 million and $10.4 million for the nine months ended September 30, 2009 and 2008, respectively. Income from equity investments in real estate represents our share of the income of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of Accumulated other comprehensive income as part of shareholders’ equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch Inc., had an estimated fair value of $0.8 million and $1.3 million at September 30, 2009 and December 31, 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $8.7 million and $7.8 million at September 30, 2009 and December 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, the total estimated fair value of our interest was $9.5 million and $9.1 million, respectively, and reflected an aggregate unrealized loss of $0.6 million and $1.3 million, respectively, and a cumulative net amortization of $1.9 million and $1.6 million, respectively. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One key variable in determining the fair value of the subordinated interest is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at September 30, 2009 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	September 30, 2009	change	change
Fair value of our interest in CCMT	$9,549	$9,322	$9,102
The above sensitivity analysis is hypothetical, and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
In April 2009, the FASB amended the existing guidance related to other-than-temporary impairments for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted the new guidance as required in the second quarter of 2009. The adoption of the new guidance did not have a material effect on our financial position and results of operations.
CPA®:15 9/30/2009 10-Q — 10

Notes to Consolidated Financial Statements
Note 7. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$44,051	$44,051	$—	$—
Debt/equity securities	9,636	—	—	9,636
Derivative assets	2,112	—	152	1,960

	$55,799	$44,051	$152	$11,596

Liabilities:
Derivative liabilities	$(10,617)	$—	$(10,617)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$73,194	$73,194	$—	$—
Debt/equity securities	9,188	—	—	9,188
Derivative assets	1,305	—	5	1,300

	$83,687	$73,194	$5	$10,488

Liabilities:
Derivative liabilities	$(5,551)	$—	$(5,551)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
CPA®:15 9/30/2009 10-Q — 11

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended September 30, 2009			Three months ended September 30, 2008
Beginning balance	$9,086	$1,680	$10,766	$10,265	$1,300	$11,565
Total gains or losses (realized and unrealized):
Included in earnings	—	280	280	—	—	—
Included in other comprehensive income	623	—	623	(327)	—	(327)
Amortization and accretion	(73)	—	(73)	(85)	—	(85)
Purchases, issuances, and settlements	—	—	—	—	—	—

Ending balance	$9,636	$1,960	$11,596	$9,853	$1,300	$11,153

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$280	$280	$—	$—	$—

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Marketable	Derivative		Marketable	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Nine months ended September 30, 2009			Nine months ended September 30, 2008
Beginning balance	$9,188	$1,300	$10,488	$11,212	$1,379	$12,591
Total gains or losses (realized and unrealized):
Included in earnings	—	671	671	(4)	(79)	(83)
Included in other comprehensive income	685	—	685	(1,092)	—	(1,092)
Amortization and accretion	(237)	—	(237)	(263)	—	(263)
Purchases, issuances, and settlements	—	(11)	(11)	—	—	—

Ending balance	$9,636	$1,960	$11,596	$9,853	$1,300	$11,153

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$660	$660	$(4)	$(79)	$(83)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
At September 30, 2009, we performed our quarterly assessment of the value of our real estate investments in accordance with current authoritative accounting guidance. The valuation of these assets was determined using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Based on this valuation, during the nine months ended September 30, 2009 we recorded impairment charges totaling $53.8 million, calculated based on market conditions and assumptions at September 30, 2009. Actual results may differ materially if market conditions or the underlying assumptions change. See Note 9 for a discussion of impairment charges incurred during the three and nine months ended September 30, 2009 and 2008, respectively.
In April 2009, the FASB amended the existing guidance for disclosing the fair value of financial instruments to require disclosing the fair value of financial instruments for interim reporting periods as well as in annual financial statements. The new guidance also amended the existing guidance for interim financial reporting to require those disclosures in summarized financial information at interim reporting periods. The disclosures required by this guidance as of September 30, 2009 and December 31, 2008 are presented below (in thousands):
CPA®:15 9/30/2009 10-Q — 12

Notes to Consolidated Financial Statements

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,741,614	$1,649,380	$1,805,397	$1,685,820
Marketable securities (a)	10,175	9,636	10,410	9,188

(a)	Carrying value represents historical cost for marketable securities.
The estimated fair value of our debt instruments was determined using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2009 and December 31, 2008.
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our marketable securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and expenses in the consolidated financial statements.
Use of Derivative Financial Instruments
In March 2008, the FASB amended the existing guidance for accounting for derivative instruments and hedging activities to require additional disclosures that are intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows. The enhanced disclosure requirements primarily surround the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. The required additional disclosures are presented below.
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be credit worthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:15 9/30/2009 10-Q — 13

Notes to Consolidated Financial Statements
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The following table sets forth our derivative instruments at September 30, 2009 and December 31, 2008 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate cap	Other assets	$5	$5	$—	$—
Interest rate swaps	Other liabilities	147	—	(10,617)	(5,551)

		152	5	(10,617)	(5,551)

Derivatives not designated as hedging instruments
Stock warrants	Other assets	1,960	1,300	—	—

Total derivatives		$2,112	$1,305	$(10,617)	$(5,551)

The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2009	2008
Interest rate cap	$4	$—	$5	$—
Interest rate swaps (a)	(2,638)	(6,640)	(2,895)	(2,681)

Total	$(2,634)	$(6,640)	$(2,890)	$(2,681)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		(Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Interest rate swap (b)	Other income and (expenses)	$—	$—	$—	$1,076
Interest rate swap (c)	Interest expense	(37)	—	(1,133)	—

Total		$(37)	$—	$(1,133)	$1,076

(a)	For the three months ended September 30, 2009 and 2008, losses of $0.8 million and $1.4 million, respectively, were attributable to noncontrolling interests. For the nine months ended September 30, 2009 and 2008, losses of $1.0 million and $0.5 million, respectively, were attributable to noncontrolling interests.

(b)	In April 2008, we unwound an interest rate swap and obtained a new interest rate swap. In connection with the interest rate swap termination, we received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million, both of which are inclusive of noncontrolling interest of $0.3 million.

(c)	During the nine months ended September 30, 2009, we determined that an interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our suspension of debt service payments in July 2009. As a result, we wrote off the ineffective portion of this derivative. For the three months ended September 30, 2009, amount shown represents the effect of foreign currency translation.
During the three and nine months ended September 30, 2009 and 2008, no gains or losses were reclassified from OCI into income related to amounts excluded from effectiveness testing.
CPA®:15 9/30/2009 10-Q — 14

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Hedging Relationships	Recognized in Income	2009	2008	2009	2008
Stock warrants	Other income and (expenses)	$280	$—	$671	$(79)

Total		$280	$—	$671	$(79)

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
The interest rate swap and interest rate cap derivative instruments that we had outstanding at September 30, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective		Effective	Expiration
	Type	Amount(a)	Interest Rate(b)		Date	Date	Fair Value(a)
3-Month LIBOR	“Pay-fixed” swap	$13,510	6.9%		10/2005	2/2014	$(1,428)
3-Month Euribor (d)	“Pay-fixed” swap	138,533	5.6%		7/2006	7/2016	(7,212)
3-Month Euribor (d)	“Pay-fixed” swap	12,992	5.0%		4/2007	7/2016	(677)
3-Month Euribor (d)	“Pay-fixed” swap	23,567	5.6%		4/2008	10/2015	(1,226)
1-Month LIBOR (d)	Interest rate cap	33,886	5.0%		12/2008	12/2010	5
3-Month LIBOR (d)	“Pay-fixed” swap	22,067	5.9	%(c)	5/2009	3/2019	147
1-Month LIBOR	“Pay-fixed” swap	3,500	6.5%		8/2009	9/2012	(74)

							$(10,465)

(a)	Amounts are based upon the applicable exchange rate at September 30, 2009, where applicable.

(b)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(c)	The applicable interest rate of the related debt of 4.0% was below the interest rate cap at September 30, 2009.

(d)	Inclusive of noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $81.1 million and $2.2 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring the initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Embedded Credit Derivative
In April 2007 and August 2008, we acquired interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at September 30, 2009 and December 31, 2008 and including the effect of foreign currency translation, the embedded credit derivatives had an estimated total fair value of $2.0 million and $2.1 million, respectively. For the three months ended September 30, 2009 and 2008, these derivatives generated total unrealized losses of $1.3 million and $4.2 million, respectively. For the nine months ended September 30, 2009 and 2008, these derivatives generated total unrealized losses of $0.2 million and $3.0 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
CPA®:15 9/30/2009 10-Q — 15

Notes to Consolidated Financial Statements
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. As of September 30, 2009, we estimate that an additional $5.3 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $1.5 million.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in us being declared in default on our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. As of September 30, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $10.6 million as of September 30, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at September 30, 2009, we could have been required to settle our obligations under these agreements at their termination value of $12.7 million, inclusive of amounts attributable to noncontrolling interests totaling $2.7 million.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages below are based on our consolidated ownership and not on our actual ownership percentage in these investments.
At September 30, 2009, our directly owned real estate properties were located in the U.S. (69%), with California (10%) representing the only domestic concentration, and in Europe (31%), with France (10%) representing the only international concentration. As of September 30, 2009, our directly owned real estate properties contain concentrations in the following asset types: office (27%), industrial (18%), retail (16%), warehouse/distribution (13%) and self-storage (11%); and in the following tenant industries: retail trade (21%) and electronics (15%).
At September 30, 2009, we had several tenants that were in various stages of the bankruptcy process, including two that terminated their leases in bankruptcy proceedings or liquidation proceedings. As of September 30, 2009, these tenants accounted for lease revenues and net income or loss from equity investments in real estate as follows: lease revenues from these tenants were $1.7 million and $2.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.1 million and $8.6 million for the nine months ended September 30, 2009 and 2008, respectively. For our equity investments in real estate, we recognized net losses of less than $0.1 million and net income of less than $0.1 million for the three months ended September 30, 2009 and 2008, respectively, and net losses of $1.1 million and less than $0.1 million for the nine months ended September 30, 2009 and 2008, respectively. These investments had an aggregate carrying value of $61.1 million and $113.7 million at September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, we incurred impairment charges totaling $19.5 million and $52.3 million, respectively, related to these properties (Note 9).
Included in the investments described above are tenants of two consolidated investments and two equity investments in real estate that have stopped making rent payments. As a result of their non-compliance with the terms of their leases, beginning in July 2009 we suspended debt service payments on the related non-recourse mortgage loans. In October 2009, we returned the two consolidated investments to the lenders in exchange for the lenders’ agreement to relieve of us of all mortgage obligations, as further described in Note 9. These investments had an aggregate carrying value and outstanding mortgage loan balance of $28.8 million and $28.2 million, respectively, at September 30, 2009. One of these tenants was operating under bankruptcy protection at September 30, 2009 and the second had previously rejected our lease in bankruptcy court.
Note 9. Impairment Charges
We assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable. For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. If this amount is less than the carrying value, the property is considered to be impaired, and we then measure the loss
CPA®:15 9/30/2009 10-Q — 16

Notes to Consolidated Financial Statements
as the excess of the carrying value of the property over the estimated fair value of the property, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not available, we then perform a future net cash flow analysis discounted for inherent risk associated with each asset. For assets held for sale, we compare the estimated net sales price of the property to its carrying value and, if the net sales price is less than the property’s carrying value, we reduce the carrying value to the estimated sales price. We also review our direct financing leases to determine whether there has been an other-than-temporary decline in the current estimate of the residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term. If this review indicates that a decline in residual value of a direct financing lease has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. In addition, we evaluate equity investments in real estate to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, the charge is measured as the excess of the carrying value of our investment over its estimated fair value.
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three and nine months ended September 30, 2009 and 2008 (in thousands):
Impairment Charges

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net investments in properties	$12,328	$—	$26,709	$—
Net investment in direct financing lease	1,438	—	20,507	—

Total impairment charges included in expenses	13,766	—	47,216	—
Equity investments in real estate(a)	6,582	—	6,582	400

Total impairment charges included in income from continuing operations	20,348	—	53,798	400
Impairment charges included in discontinued operations	—	17,233	—	17,233

Total impairment charges	$20,348	$17,233	$53,798	$17,633

(a)	Impairment charges on our equity investments are included in (Loss) income from equity investments in real estate on our consolidated statement of operations.
Impairment charges recognized during the three and nine months ended September 30, 2009 were as follows:
Shires Limited
During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.6 million and $19.3 million, respectively, to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values. This decline was considered other-than-temporary. In April 2009, Shires Limited filed for bankruptcy and subsequently vacated four of the six properties it leased from us in the United Kingdom and Ireland. As a result, beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan and used proceeds of $3.6 million drawn from a letter of credit provided by Shires Limited to prepay a portion of the mortgage loan. In September 2009, we sold one of the properties to a third party for $1.0 million and recognized a loss on the sale of $2.1 million. We used the sale proceeds to prepay a further portion of the outstanding mortgage loan balance. In October 2009, we returned the remaining five properties to the lender in exchange for the lenders’ agreement to relieve of us of all mortgage obligations. These five properties and related mortgage loan had carrying values of $14.0 million and $13.5 million, respectively, at September 30, 2009. The impairment charges for the three months ended September 30, 2009 solely reflect the impact of foreign currency translation related to charges recognized during the first half of 2009. At September 30, 2009, substantially all of the properties were classified as Net investments in direct financing leases in the consolidated financial statements, with the exception of land at one of the properties that was classified as Net investments in properties.
Lindenmaier A.G.
During each of the three and nine months ended September 30, 2009, we recognized an impairment charge of $12.1 million related to two German properties where the tenant, Lindenmaier A.G., filed for bankruptcy in April 2009. In July 2009, we entered into an interim lease agreement with Lindenmaier that expires in February 2010 and that provides for substantially lower rental income than the original lease. We calculated the estimated fair value of these properties based on a discounted cash flow analysis. At September 30, 2009, these properties were classified as Net investments in properties in the consolidated financial statements.
CPA®:15 9/30/2009 10-Q — 17

Notes to Consolidated Financial Statements
Innovate Holdings Limited
During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.2 million and $7.2 million, respectively, related to a property in the United Kingdom formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court and vacated the property. Beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan, and in October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The property and related mortgage loan had carrying values of $14.8 million and $14.7 million, respectively, at September 30, 2009. The impairment charges for the three months ended September 30, 2009 solely reflect the impact of foreign currency translation related to charges recognized during the first half of 2009. At September 30, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Advanced Accessory Systems LLC
During the nine months ended September 30, 2009, we recognized an impairment charge of $7.1 million on a domestic property formerly leased to Advanced Accessory Systems, LLC to reduce its carrying value of $11.3 million to its estimated fair value of $4.2 million. Advanced Accessory Systems entered into liquidation proceedings and vacated the property during the first half of 2009. We calculated the estimated fair value of this property using third party broker quotes. At September 30, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH
During each of the three and nine months ended September 30, 2009, we recognized other-than-temporary impairment charges of $3.8 million to reduce the carrying value of two ventures to the estimated fair value of the ventures’ underlying net assets. The ventures lease properties in Germany to Wagon Automotive GmbH and Wagon Automotive Nagold GmbH. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent substantially in accordance with the terms stated in its lease. In October 2009, the venture terminated the existing lease, and signed a new lease, with Wagon Automotive Nagold GmbH on substantially the same terms. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
We recognized other-than-temporary impairment charges of $2.8 million during each of the three and nine months ended September 30, 2009 and of $0.4 million during the nine months ended September 30, 2008 to reduce the carrying value of two ventures to the estimated fair value of the ventures’ underlying net assets. The ventures lease properties in Germany to Görtz & Schiele GmbH & Co. and in the U.S. to Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants ceased making rent payments during the second quarter of 2009, and as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
Other
During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.8 million and $1.5 million, respectively, on two domestic properties to reduce their carrying values to the estimated sale prices. During the third quarter of 2009, we entered into a contract to sell one of these properties for approximately $2.4 million, and we completed the sale in October 2009. At September 30, 2009, both properties were classified as Net investment in direct financing leases in the consolidated financial statements.
Impairment charges recognized during the three and nine months ended September 30, 2008 were as follows:
Thales S.A.
During each of the three and nine months ended September 30, 2008, we recognized impairment charges of $13.2 million, inclusive of amounts attributable to noncontrolling interests of $4.6 million, on two vacant French properties leased to Thales S.A. to reduce their carrying values to the estimated fair value. We sold these properties during the third quarter of 2009. The results of operations of these properties are included in Income (loss) from discontinued operations in the consolidated financial statements. See Note 13 for additional information on these properties.
Other
During each of the three and nine months ended September 30, 2008, we recognized impairment charges of $4.0 million on two domestic properties that were sold in December 2008 to reduce the properties’ carrying values to the expected sale price. This impairment charge is included in Income (loss) from discontinued operations in the consolidated financial statements; however, because this lease was previously accounted for as a Net investment direct financing lease, the remaining results of operations for these properties are included in Income from continuing operations prior to the date of the lease termination in September 2008. During the nine months ended September 30, 2008, we also recognized other-than-temporary impairment charges totaling $0.4 million as described in “Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.” above.
CPA®:15 9/30/2009 10-Q — 18

Notes to Consolidated Financial Statements
Note 10. Advisor Settlement
In March 2008, the advisor entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with the settlement, we recognized income of $9.1 million, including interest, from the advisor. We received payment of this amount from the advisor in April 2008. The settlement is reflected as Advisor settlement in our Consolidated Statements of Operations. For additional information about the SEC investigation and the settlement, please refer to our 2008 Annual Report.
Note 11. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In December 2007, the FASB amended the existing authoritative guidance for accounting for noncontrolling interests in consolidated financial statements, which we adopted as required on January 1, 2009. The new guidance establishes and expands accounting and reporting standards for noncontrolling interests and, if applicable, for the deconsolidation of a subsidiary.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2008	$1,361,928	$1,061,897	$300,031
Shares issued	35,588	35,588	—
Contributions	11,128	—	11,128
Net income	51,193	28,694	22,499
Distributions	(139,886)	(88,153)	(51,733)
Change in other comprehensive loss	(44,724)	(34,704)	(10,020)
Shares repurchased	(57,079)	(57,079)	—

Balance at January 1, 2009	1,218,148	946,243	271,905

Shares issued	24,935	24,935	—
Contributions	7,365	—	7,365
Net income	15,204	(6,699)	21,903
Distributions	(98,330)	(66,886)	(31,444)
Change in other comprehensive income	4,863	4,817	46
Shares repurchased	(38,020)	(38,020)	—

Balance at September 30, 2009	$1,134,165	$864,390	$269,775

Note 12. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
We conduct business in the various states and municipalities within the U.S. and the European Union, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2009, we had unrecognized tax benefits of $0.8 million that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had approximately $0.1 million of accrued interest related to uncertain tax positions. Our tax returns are subject to audit by taxing authorities. These audits can often take years to complete and settle. The tax years 2004 — 2008 remain open to examination by the major taxing jurisdictions to which we are subject.
CPA®:15 9/30/2009 10-Q — 19

Notes to Consolidated Financial Statements
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied if selling the property yields the highest value. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
In July 2009, a venture that owned a portfolio of five French properties leased to Thales S.A. and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four properties back to Thales for $46.6 million and recognized a gain on sale of $11.1 million, inclusive of the impact of impairment charges recognized during 2008 totaling $35.4 million. As required by the lender, we used the sales proceeds to repay a portion of the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of sale. The remaining loan balance of $28.1 million is collateralized by the unsold fifth property. In connection with the repayment of a portion of the outstanding loan balance in accordance with the provisions of the loan, we were required to pay the lender additional interest charges of $2.0 million to reimburse certain breakage costs, which were expensed as incurred. All amounts are inclusive of the 35% interest in the venture owned by our affiliate as the noncontrolling interest partner.
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
In September 2008, we agreed to terminate a lease at two domestic properties and in December 2008 we sold the properties to a third party for $6.8 million, net of selling costs. In connection with the sale, we incurred an impairment charge of $4.0 million on these properties to reduce their carrying values to the expected sale price. Because this lease was previously accounted for as a direct financing lease, results of operations for these properties are included in Income from continuing operations prior to the date of the lease termination in September 2008.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues	$405	$2,940	$5,641	$8,829
Expenses	(2,753)	(1,932)	(5,963)	(6,214)
Impairment charges	—	(17,233)	—	(17,233)
Gain on sale of real estate	11,084	—	11,935	90

Income (loss) from discontinued operations	$8,736	$(16,225)	$11,613	$(14,528)

CPA®:15 9/30/2009 10-Q — 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2008 Annual Report.
Business Overview
We are a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. As of September 30, 2009, our portfolio was comprised of our full or partial ownership interests in 363 properties, substantially all of which were net leased to 79 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of 97%. We were formed in 2001 and are managed by WPC and its subsidiaries.
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Total revenues (a)	$73,241	$73,739	$214,611	$221,760
Net income (loss) attributable to CPA®:15 shareholders (b)	2,055	1,195	(6,699)	40,982
Cash flow from operating activities (c)			113,044	146,701

(a)	Total revenues decreased in the current year periods compared to the respective prior year periods primarily due to the negative impact of fluctuations in foreign currency exchange rates and the effects of property sales and lease restructuring transactions.

(b)	For the three and nine months ended September 30, 2009, net income (loss) attributable to CPA®:15 shareholders reflected impairment charges totaling $20.3 million and $53.8 million, respectively, which were partially offset by net gains on the sale of real estate totaling $9.0 million and $9.8 million, respectively. For the three and nine months ended September 30, 2008, we recognized impairment charges of $17.2 million. Net income attributable to CPA®:15 shareholders for the nine months ended September 30, 2008 included income of $9.1 million related to the advisor’s SEC settlement.

(c)	Decrease in cash flow from operating activities in the current year period compared to the prior year period was primarily due to increases in rent delinquencies and carrying costs of distressed properties, as well as the retention of rent by lenders due to tenant defaults. In addition, in 2008 we received $9.1 million related to the advisor’s SEC settlement.
Our quarterly cash distribution increased to $0.18 per share for the second quarter of 2009, or $0.72 per share on an annualized basis.
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
As of the date of this Report, global economic and financial conditions remain challenging, and liquidity in the credit and real estate financing markets is scarce. Fewer financial institutions are offering financing, and the terms of the financing that is available are generally less advantageous for the borrower when compared to periods prior to the financial crisis. In addition, our tenants continue to experience increased levels of financial distress, with five tenants filing for bankruptcy protection during the nine months ended September 30, 2009. The full magnitude, effects and duration of the current financial and economic crisis cannot be predicted and necessarily renders any discussion of current trends that affect our business segments highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
CPA®:15 9/30/2009 10-Q — 21

Financing Conditions
Current real estate financing markets remain weak as of the date of this Report, and refinancing maturing debt and obtaining financing on unencumbered properties, both domestically and internationally, remains more difficult than in periods prior to the current economic crisis. This weak financing environment has resulted in lenders generally offering shorter maturities, often subject to variable interest rates. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During the nine months ended September 30, 2009, we refinanced maturing debt with new non-recourse mortgage financing of $34.2 million, inclusive of amounts attributable to noncontrolling interests of $15.1 million. The new financing has a weighted average interest rate and term of up to 6.2% and 7.9 years, respectively.
We have balloon payments totaling $5.8 million that will be due during the remainder of 2009, with an additional $28.9 million due during 2010 and $63.9 million due during 2011. The amounts due during 2010 and 2011 are inclusive of noncontrolling interests of $4.2 million and $9.2 million, respectively. In addition, our share of balloon payments due in 2011 on certain of our unconsolidated ventures is $21.3 million. We are actively seeking to refinance this debt but believe we have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we or the ventures in which we own investments default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Due to the current weak economic environment, we expect that some of our tenants will continue to experience financial stress and that some will become financially distressed. Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during the nine months ended September 30, 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that our lease revenue will decrease by approximately 3.5% on an annualized basis. However, this amount may increase or decrease based on additional tenant activities and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced very recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is likely that our tenants’ financial condition will deteriorate as well.
We have several tenants that were in various stages of the bankruptcy process as of September 30, 2009, including two that had terminated their leases in bankruptcy or liquidation proceedings. During the nine months ended September 30, 2009, we incurred impairment charges totaling $53.8 million, substantially all of which relates to these tenants. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant, which may be greater or less than the impairment amount. Several of these properties are vacant, and we anticipate that we will incur significant carrying costs until we are able to re-lease or sell them. As a result of several of these corporate defaults, during the third quarter of 2009 we suspended debt service on two mortgage loans, and in October 2009 we returned the related properties to the lenders in exchange for the lenders’ agreements to relieve of us of all mortgage obligations. These investments had an aggregate carrying value and outstanding mortgage loan balance of $28.8 million and $28.2 million, respectively, at September 30, 2009. In addition, two unconsolidated ventures in which we have a 50% interest suspended debt service on two mortgage loans with an aggregate outstanding balance of $23.4 million at September 30, 2009.
To mitigate these risks, we have assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
Net Asset Values
As a result of market conditions worsening during 2008, asset values declined across all asset types, and our estimated net asset valuation as of December 31, 2008 declined as well. Our estimated net asset valuation as of December 31, 2008 decreased to $11.50 per share, a 5.7% decline from our December 31, 2007 estimated net asset value of $12.20 per share. Our estimated net asset valuation, which is generally calculated on an annual basis, is based on a number of variables, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates. We do not control these variables and, as such, cannot predict how these variables will change in the future.
CPA®:15 9/30/2009 10-Q — 22

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
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and the nine months ended September 30, 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. Current inflation rates in the U.S. and the Euro zone, which are historically low, will impact rent increases in our portfolio in coming years.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Despite the weakening of the U.S. dollar during the second quarter of 2009, the average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% and 10% during the three and nine months ended September 30, 2009, respectively, in comparison to the same periods in 2008, resulting in a negative impact on our results of operations for Euro-denominated investments in the current year periods. Investments denominated in the Euro accounted for approximately 30% and 36% of our annualized lease revenues for each of the nine month periods ended September 30, 2009 and 2008, respectively.
Results of Operations
Management’s evaluation of the sources of lease revenues is as follows (in thousands):

	Nine months ended September 30,
	2009	2008
Rental income	$179,962	$182,421
Interest income from direct financing leases	29,891	35,676

	$209,853	$218,097

CPA®:15 9/30/2009 10-Q — 23

During the nine months ended September 30, 2009 and 2008, we earned net lease revenues (i.e., rental income and interest income from direct financing leases) from our direct ownership of real estate from the following lease obligations (in thousands):

	Nine months ended September 30,
Lessee	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, L.P. (a)	$22,379	$21,329
Carrefour France, S.A. (a) (b)	15,923	16,581
OBI A.G. (a) (b)	12,158	13,373
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b)	10,914	11,760
True Value Company (a)	10,871	11,077
LifeTime Fitness, Inc. (a)	10,650	10,650
Advanced Micro Devices (a)	7,450	7,450
Pohjola Non-Life Insurance Company (a) (b)	6,793	7,251
Universal Technical Institute	6,502	6,531
TietoEnator plc. (a) (b)	6,348	6,822
Police Prefecture, French Government (a) (b)	5,979	6,247
Médica — France, S.A. (a) (b)	5,169	5,519
Foster Wheeler, Inc. (c)	4,702	4,332
Information Resources, Inc. (a)	3,729	3,729
Compucom Systems, Inc. (a)	3,402	3,285
Other (a) (b)	76,884	82,161

	$209,853	$218,097

(a)	These revenues are generated in consolidated ventures with our affiliates and include lease revenues applicable to noncontrolling interests totaling $55.9 million and $50.2 million for the nine months ended September 30, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2009 strengthened by approximately 10% in comparison to the same period in 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	Increase is due to CPI-based rent increase.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. During the nine months ended September 30, 2009 and 2008, net lease revenues from these ventures are presented below. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2009	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$26,362	$28,845
Marriott International, Inc. (c)	47%	12,630	13,578
PETsMART, Inc.	30%	6,206	6,118
Schuler A.G. (b) (d)	34%	4,821	3,457
The Talaria Company (Hinckley)	30%	3,896	3,725
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (b) (e)	33%	2,857	723
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (f)	50%	2,761	2,772
Del Monte Corporation (d)	50%	2,645	2,359
Hologic, Inc.	64%	2,505	2,488
The Upper Deck Company	50%	2,395	2,395
Builders FirstSource, Inc.	40%	1,165	1,151

		$68,243	$67,611

(a)	In addition to lease revenues, the venture also earned interest income of $19.9 million and $21.7 million on a note receivable during the nine months ended September 30, 2009 and 2008, respectively.

(b)	Revenue amounts are subject to fluctuations in foreign currency exchange rates.

(c)	Decrease was due to a reduction in percentage of sales rent.

(d)	Increase is due to CPI-based rent increase.
CPA®:15 9/30/2009 10-Q — 24

(e)	We acquired this investment in August 2008. Wagon Automotive GmbH terminated its lease with us in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent substantially in accordance with the terms stated in its lease. In October 2009, we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. We incurred impairment charges totaling $3.8 million in connection with these ventures during the nine months ended September 30, 2009.

(f)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. Both tenants have ceased making rent payments, and as a result, we suspended the debt service payments on both of the related mortgage loans beginning in July 2009. We incurred impairment charges totaling $2.8 million and $0.4 million in connection with these ventures during the nine months ended September 30, 2009 and 2008, respectively.
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are designed to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenue in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
For the three and nine months ended September 30, 2009 and 2008 as compared to the same periods in 2008, lease revenues decreased by $1.2 million and $8.2 million, respectively. The declines in lease revenues were primarily due to the negative impact of fluctuations in foreign currency exchange rates, which reduced lease revenues by $1.6 million and $9.6 million, respectively, as well as the effects of property sales and lease restructuring transactions, which reduced lease revenues by $2.9 million and $4.8 million, respectively. These decreases were partially offset by scheduled rent increases at several properties, which generated additional lease revenues of $3.6 million and $6.2 million for the three and nine month current year periods, respectively, compared to the respective prior year periods.
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
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, other operating income increased by $0.7 million and $1.1 million, respectively, primarily due to increases in reimbursable tenant costs.
Depreciation and Amortization
For the three months ended September 30, 2009, depreciation and amortization did not fluctuate significantly.
For the nine months ended September 30, 2009 as compared to the same period in 2008, depreciation and amortization decreased by $4.1 million. Depreciation and amortization was higher in the 2008 period because we wrote off intangible assets of $2.7 million in connection with a property at which the tenant had filed for bankruptcy. Depreciation and amortization expense decreased by $1.8 million in the current year period as a result of the impact of fluctuations in foreign currency exchange rates.
Property Expenses
For the three months ended September 30, 2009 as compared to the same period in 2008, property expenses decreased by $1.5 million, primarily due to decreases of $1.0 million in uncollected rent expense and $0.9 million in asset management and performance fees payable to the advisor. The decrease in uncollected rent expense was due to developments in the third quarter of 2009, including the use of a letter of credit provided by a tenant that is operating under bankruptcy protection to pay a portion of its accrued rents receivable. The decrease in asset management and performance fees was primarily due to a decline in our annual estimated net asset valuation at December 31, 2008 in comparison with the previous year’s valuation, as described in Net Asset Values above.
For the nine months ended September 30, 2009 as compared to the same period in 2008, property expenses increased by $2.5 million, primarily due to increases in costs related to current and former tenants who are operating under bankruptcy protection totaling $3.3 million. As a result of tenants’ bankruptcy proceedings, uncollected rent expense increased by $2.9 million, while professional fees and property carrying costs related to distressed properties increased by $0.4 million. In addition, reimbursable tenant costs, which are recorded as both income and property expense and, therefore, have no impact on net income, increased by $1.1 million. These increases were partially offset by a decrease of $2.2 million in asset management and performance fees, due primarily to the decline in our annual estimated net asset valuation.
CPA®:15 9/30/2009 10-Q — 25

Impairment Charges
For the three and nine months ended September 30, 2009, we recognized impairment charges totaling $13.8 million and $47.2 million, respectively. The impairment charges in the three month period consisted primarily of $12.1 million related to two German properties where the tenant, Lindenmaier A.G., filed for bankruptcy in April 2009. In July 2009, we entered into an interim lease agreement with Lindenmaier that expires in February 2010 and provides for substantially lower rental income than the original lease. For the nine months ended September 30, 2009, we also recognized impairment charges totaling $19.3 million on five of six properties leased to Shires Limited, which filed for bankruptcy in April 2009 and subsequently vacated four of the properties. In September 2009, we sold one of the Shires Limited properties to a third party (see Other Income and Expenses below). We also recognized impairment charges of $7.2 million related a property in the United Kingdom formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court and vacated the property. In October 2009, we returned the Shires Limited and Innovate Holdings properties to the lenders in exchange for the lenders’ agreements to relieve of us of all mortgage obligations (Note 9). In addition, we recognized impairment charges of $7.1 million related to a domestic property formerly leased to Advanced Accessory Systems, LLC, which initiated liquidation proceedings during the first quarter of 2009, and $1.5 million related to two domestic properties in connection with their potential sales.
See “(Loss) Income from Equity Investments in Real Estate” below for information about other-than-temporary impairment charges recognized in connection with our equity investments in real estate.
Advisor Settlement
During the nine months ended September 30, 2008, we recognized income of $9.1 million in connection with the advisor’s settlement with the SEC (Note 10). We received payment of this amount from the advisor in April 2008.
(Loss) Income from Equity Investments in Real Estate
(Loss) income from equity investments in real estate represents our proportionate share of net losses or net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, income from equity investments in real estate decreased by $5.8 million and $6.3 million, respectively, primarily due to our recognition of other-than-temporary impairment charges of $6.6 million during the third quarter of 2009 to reduce the carrying value of several investments to the estimated fair value of our share of the ventures’ net assets. We incurred other-than-temporary impairment charges of $3.8 million related to two German ventures that lease properties to Wagon Automotive GmbH and Wagon Automotive Nagold GmbH. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent substantially in accordance with the terms stated in its lease. In October 2009 the venture terminated the existing lease with Wagon Automotive Nagold GmbH and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. We also incurred other-than-temporary impairment charges of $2.8 million during the current three months related to two ventures that lease properties to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants ceased making rent payments during the second quarter of 2009 and, as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. We had previously recognized other-than-temporary impairment charges of $0.4 million on these two investments during the nine months ended September 30, 2008. In addition, our share of uncollected rent expense related to these tenants was $0.3 million and $1.0 million for the current year periods as compared with the same periods in 2008. These decreases were partially offset by an increase in our share of unrealized gains recognized on an embedded credit derivative of $0.9 million and $1.1 million for the current year periods as compared with the same periods in 2008.
Other Interest Income
For the three and nine months ended September 30, 2009 as compared to the same periods in 2008, other interest income decreased by $0.9 million and $2.8 million, respectively, primarily due to lower average cash balances and, for the comparable nine month periods, lower rates of return earned on our cash balances reflecting market conditions.
Other Income and Expenses
Other income and expenses generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
CPA®:15 9/30/2009 10-Q — 26

For the three months ended September 30, 2009, net other expenses increased by $1.1 million, primarily due to our recognition of a loss on the sale of a property formerly leased to Shires Limited. In September 2009, we sold this property for $1.0 million and recognized a loss on the sale of $2.1 million. This loss was partially offset by a decrease in net losses on foreign currency transactions. As a result of the repatriation of cash during 2008, cash balances held in foreign accounts declined to $20.3 million at September 30, 2009 as compared with $54.7 million at September 30, 2008 (at then-current exchange rates).
For the nine months ended September 30, 2009, we recognized net other expenses of $1.1 million, as compared with net other income of $7.3 million for the same period in 2008, primarily due to lower net gains on foreign currency transactions of $5.9 million and the loss of $2.1 million incurred in connection with the sale of the Shires Limited property as described above. Net gains on foreign currency transactions decreased due to reductions in cash balances held in foreign accounts. The relative strengthening of the U.S. dollar during the current year period as compared with the same period in 2008 also contributed to the decrease.
Interest Expense
For the three months ended September 30, 2009 as compared to the same period in 2008, interest expense decreased by $1.0 million, comprised of a decrease of $0.6 million as a result of the impact of fluctuations in foreign currency exchange rates and a decrease of $0.4 million due to making scheduled principal payments and refinancing or paying off non-recourse mortgages during 2009 and 2008, which reduced the balances on which interest is incurred.
For the nine months ended September 30, 2009 as compared to the same period in 2008, interest expense decreased by $6.5 million, comprised of a decrease of $4.5 million due to making scheduled principal payments and refinancing or paying off non-recourse mortgages during 2009 and 2008 and a decrease of $3.5 million as a result of the impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by our recognition of a $1.1 million charge during the second quarter of 2009 to write off a portion of an interest rate swap derivative. As a result of the tenant’s bankruptcy proceedings and our decision to suspend debt service payments subsequent to June 30, 2009, we determined that this interest rate swap was no longer effective and wrote off the ineffective portion of this derivative, which increased interest expense by $1.1 million for the nine months ended September 30, 2009.
Discontinued Operations
For the three and nine months ended September 30, 2009, we recognized income from discontinued operations of $8.7 million and $11.6 million, respectively, primarily consisting of a gain of $11.1 million recognized in connection with the sale of four French properties back to the tenant, Thales S.A., in the third quarter of 2009. This gain was partially offset interest charges of $2.0 million related to the repayment of a portion of the loan on the Thales properties. The sales price, which exceeded our previous estimate of the fair value of the properties, was negotiated among the venture, the lender and Thales.
For the three and nine months ended September 30, 2008, we recognized a loss from discontinued operations of $16.2 million and $14.5 million, respectively, primarily due to the recognition of impairment charges totaling $17.2 million, including impairment charges of $13.2 million related to the Thales properties.
Net Income Attributable to CPA®:15 Shareholders
For the three and nine months ended September 30, 2009 as compared to the same period in 2008, the resulting net income attributable to CPA®:15 shareholders increased by $0.9 million and decreased by $47.7 million, respectively.
Financial Condition
Sources and Uses of Cash During the Period
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet such needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
CPA®:15 9/30/2009 10-Q — 27

Operating Activities — During the nine months ended September 30, 2009, we used cash flows from operating activities of $113.0 million to fund distributions to shareholders of $66.4 million. We made scheduled mortgage principal installments of $74.6 million, which includes scheduled balloon payments totaling $41.4 million that were partially refinanced with new non-recourse mortgage financing of $34.2 million (see Financing Activities below). We also paid distributions of $31.4 million to affiliates who hold noncontrolling interests in various entities with us. Cash distributions received from our equity investments in real estate in excess of cumulative equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to noncontrolling interests.
In 2009, our cash flows from operating activities were negatively affected by a significant increase in rent delinquencies and carrying costs related to properties where the tenants were operating under bankruptcy protection or experiencing financial distress. In addition, our cash flows were reduced as a result of the timing of the release of certain funds held by lenders in escrow accounts, as well as the retention of rent by lenders of non-recourse debt on distressed properties as a result of breaches in property-related loan covenants by tenants, which collectively reduced cash flows from operating activities by $9.0 million for the nine months ended September 30, 2009. In addition, for 2009, the advisor has elected to receive 20% of its performance fee from us in cash with the remaining 80% in our restricted stock, while in 2008 the advisor had elected to receive all performance fees from us in our restricted stock. This change had a negative impact on our cash flow of approximately $2.1 million in the current year period. In the nine months ended September 30, 2008, our cash flows from operating activities benefited from the receipt of $9.1 million from the advisor in connection with its SEC Settlement. These settlement proceeds were used to fund a portion of the distribution that was paid to unaffiliated shareholders in April 2008.
Investing Activities — Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During the nine months ended September 30, 2009, we received proceeds of $5.0 million from the sale of two properties as well as distributions from our equity investments in real estate in excess of cumulative equity income of $5.8 million. We used $1.5 million to fund property improvements at a multi-tenant facility. In January 2009, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $6.9 million.
Financing Activities — In addition to making scheduled mortgage principal payments and paying distributions to shareholders and noncontrolling interests, during the nine months ended September 30, 2009 we used $38.0 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations. In June 2009, our board of directors approved the suspension of our redemption plan (see below). We also made scheduled balloon payments totaling $41.4 million on six maturing loans, four of which we refinanced with new non-recourse mortgages totaling $34.2 million that are scheduled to mature between 2012 and 2019, and used $7.2 million to partially prepay or defease existing non-recourse mortgage obligations, comprised of $3.6 million received from the sale of two properties and $3.6 million drawn from a letter of credit provided by a tenant in bankruptcy (Note 9). We received contributions from noncontrolling interests of $7.4 million, of which $5.3 million was used to fund scheduled balloon payments. We received $15.0 million as a result of issuing shares through our distribution reinvestment and stock purchase plan.
We maintain a quarterly redemption program pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so (see Current Trends above). Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. We may make limited exceptions to the suspension of the program in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We currently expect that our board will re-evaluate the status of the redemption plan in the first quarter of 2010. However, we can not give any assurances as to the timing of any further actions by the board with regard to the redemption plan.
CPA®:15 9/30/2009 10-Q — 28

Summary of Financing
The table below summarizes our non-recourse long-term debt as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Balance
Fixed rate	$1,333,753	$1,412,288
Variable rate (a)	407,861	393,109

Total	$1,741,614	$1,805,397

Percent of total debt
Fixed rate	77%	78%
Variable rate (a)	23%	22%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.3%	4.8%

(a)	Variable rate debt at September 30, 2009 included (i) $188.6 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $33.9 million that is subject to an interest rate cap, but for which the applicable interest rate was below the interest rate cap at September 30, 2009 and (iii) $185.4 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term. The interest rate for one of these loans, which has an outstanding balance of $42.2 million at September 30, 2009, is scheduled to reset to a variable rate in January 2010.
Cash Resources
As of September 30, 2009, our cash resources consisted of cash and cash equivalents of $68.0 million. Of this amount, $20.3 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $36.0 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
We have several tenants that are in various stages of the bankruptcy process. Several of these tenants have stopped making rent payments, and as a result of their non-compliance with the terms of their leases, beginning in the second quarter of 2009 we have, in some cases, suspended debt service payments on the related non-recourse mortgage loans. In addition, several of these properties are vacant. During the time that these properties remain unoccupied, we anticipate that we will incur significant carrying costs. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and partners who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $31.6 million will be due during the next twelve months, consisting of $5.8 million during the fourth quarter of 2009, $9.1 million during the second quarter of 2010 and $16.7 million during the third quarter of 2010, inclusive of amounts attributable to noncontrolling interests totaling $4.2 million. We are actively seeking to refinance certain of these loans and have existing cash resources that can be used to make these payments.
CPA®:15 9/30/2009 10-Q — 29

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations as of September 30, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Non-recourse debt — Principal	$1,741,614	$86,200	$281,080	$484,032	$890,302
Deferred acquisition fees — Principal	7,143	3,530	3,517	96	—
Interest on borrowings and deferred acquisition fees (a)	563,932	100,799	179,899	135,376	147,858
Subordinated disposition fees (b)	6,169	—	—	6,169	—
Operating and other lease commitments (c)	25,616	1,888	3,822	3,869	16,037

	$2,344,474	$192,417	$468,318	$629,542	$1,054,197

(a)	Interest on variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding as of September 30, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of approximately $1.5 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total approximately $35.4 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies as of September 30, 2009. As of September 30, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at September 30, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be approximately $2.4 million, with our share approximating $1.0 million. In addition, our maximum exposure to loss on these ventures was approximately $21.2 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:15 9/30/2009 10-Q — 30

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, all of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2009 are presented below. Summarized financial information provided represents the total amount attributable to the venture and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	September 30, 2009	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$27,428	$10,542	2/2011
Del Monte Corporation	50%	16,768	10,460	8/2011
PETsMART, Inc.	30%	73,120	39,726	12/2011
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	56,220	26,465	8/2015
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (c)	50%	22,370	23,436	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	11,301	6,629	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (d)	38%	490,428	411,811	4/2017
Hologic, Inc.	64%	28,533	15,065	5/2023
The Talaria Company (Hinckley)	30%	59,481	30,872	6/2025
Marriott International, Inc.	47%	132,577	—	N/A
Schuler A.G. (a)	34%	77,115	—	N/A

		$995,341	$575,006

(a)	Dollar amounts shown are based on the exchange rate of the Euro as of September 30, 2009.

(b)	Wagon Automotive GmbH terminated its lease with us in the bankruptcy proceedings effective May 2009 but as of the date of this Report was paying rent, albeit at a significantly reduced rate. Wagon Automotive Nagold GmbH has not filed for bankruptcy, and while it briefly ceased making rent payments during the second quarter of 2009, it subsequently resumed paying rent substantially in accordance with the terms stated in its lease. In October 2009, we terminated the existing lease and signed a new lease with Wagon Automotive Nagold GmbH on substantially the same terms. We recognized impairment charges totaling $3.8 million in connection with these ventures during the nine months ended September 30, 2009.

(c)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. Both tenants have ceased making rent payments, and as a result, we suspended the debt service payments on both of the related mortgage loans beginning in July 2009. We incurred impairment charges totaling $2.8 million and $0.4 million in connection with these ventures during the nine months ended September 30, 2009 and 2008, respectively.

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes related a noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $343.5 million at September 30, 2009.
CPA®:15 9/30/2009 10-Q — 31

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. As of September 30, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2009, we estimate that our total interest in CCMT had a fair value of $9.5 million, an increase of $0.4 million from the fair value at December 31, 2008.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At September 30, 2009, we estimate that the fair value of our interest rate swaps and interest rate caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $10.5 million, inclusive of amounts attributable to noncontrolling interests of $2.2 million (Note 8).
Certain of our unconsolidated ventures, in which we have interests ranging from 33% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of $1.3 million during the nine months ended September 30, 2009, representing the total amount attributable to the venture, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2009, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during the term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2009 ranged from 4.3% to 10.0%. The annual interest rates on our variable rate debt at September 30, 2009 ranged from 4.0% to 6.9%. Our debt obligations are more fully described in Financial Condition above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2009 (in thousands):
CPA®:15 9/30/2009 10-Q — 32

	2009	2010	2011	2012	2013	Thereafter	Total	Fair value
Fixed rate debt	$21,714	$62,711	$97,695	$136,753	$134,139	$880,741	$1,333,753	$1,244,921
Variable rate debt	$3,205	$13,740	$14,701	$44,721	$14,903	$316,591	$407,861	$404,459
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at September 30, 2009 by an aggregate increase of $69.0 million or an aggregate decrease of $64.7 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at September 30, 2009 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 2 above, a significant portion of the debt classified as variable rate debt in the tables above has been converted to fixed rates through the use of interest rate swap agreements or bore interest at fixed rates at September 30, 2009 but has interest rate reset features that will change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result we are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2009, we recognized net realized foreign currency losses of $0.9 million and net unrealized foreign currency gains of $1.2 million. These gains and losses are included in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. As of September 30, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $2.0 million.
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2009 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 9/30/2009 10-Q — 33

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2009, we issued 252,278 restricted shares of our common stock to the advisor as consideration for performance fees. These shares were issued at $11.50 per share, which is our most recently published estimated net asset value per share as approved by our board of directors. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act of 1933, the shares issued were exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2009:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	72,212	$10.70	N/A	N/A

Total	72,212

In November 2001, we announced a redemption plan under which we may elect to redeem shares at the request of our shareholders, subject to certain conditions and limitations. The maximum amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. During the three months ended September 30, 2009, we made limited exceptions to the suspension of the program in cases of death or qualifying disability, as provided for under the terms of the suspension. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We currently expect that our board will re-evaluate the status of the redemption plan in the first quarter of 2010. However, we cannot give any assurances as to the timing of any further actions by the board with regard to the redemption plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
10.1	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 9/30/2009 10-Q — 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 11/13/2009	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 11/13/2009	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 9/30/2009 10-Q — 35