Form 10-K
period 2009-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2010-03-26
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 116,853,097 shares of common stock at June 30, 2009.
At March 18, 2010, there were 126,540,037 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2010 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described below in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Report.

PART I

Item 1.	Business.
(a) General Development of Business
Overview
Corporate Property Associates 15 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-actively traded real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:
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
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services, including personnel provided for the administration of our operations. The advisor also serves in this capacity currently for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), collectively, including us, the “CPA® REITs.”
We were formed as a Maryland corporation in February 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1 billion in gross offering proceeds. Through December 31, 2009, we have also issued 12,571,383 shares ($133.3 million) through our distribution reinvestment and stock purchase plan. These proceeds were used along with non-recourse mortgage debt to purchase our properties. We have repurchased 15,923,273 shares ($167.9 million) under our redemption plan from inception through December 31, 2009. We suspended our redemption plan on June 1, 2009 (see Significant Developments during 2009 below).
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. The advisor employs 156 individuals who are available to perform services for us.
Significant Developments during 2009:
Impairment Charges — During 2009, we incurred impairment charges totaling $66.6 million to reduce the carrying value of certain of our real estate investments to their estimated fair value, of which $30.3 million related to properties whose tenants initiated bankruptcy proceedings and $28.4 million related to properties that were sold or that we returned to the lender as a result of the tenants’ bankruptcy and resulting non-compliance with the terms of their leases.
Redemption Plan — In June 2009, as a result of redemptions reaching the 5% limitation under the terms of our redemption plan, our board of directors suspended our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, with limited exceptions in cases of death or disability. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the plan.
CPA®:15 2009 10-K — 1

Net Asset Values
As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $10.70, a 7.0% decline from our December 31, 2008 estimated net asset value per share of $11.50.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to the Segment Information footnote in the consolidated financial statements for financial information about this segment.
(c) Narrative Description of Business
Business Objectives and Strategy
We invest primarily in income-producing commercial real estate properties that are, upon acquisition, improved or developed or that will be developed within a reasonable time after acquisition.
Our objectives are to:
•	own a diversified portfolio of triple-net leased real estate;

•	fund distributions to shareholders; and

•	increase our equity in our real estate by making regular principal payments on mortgage loans for our properties.
We seek to achieve these objectives by investing in and holding commercial properties that are generally triple-net leased to a single corporate tenant. We intend our portfolio to be diversified by tenant, facility type, geographic location and tenant industry.
Our business plan is principally focused on managing our existing portfolio of properties. This may include looking to selectively dispose of properties, obtaining new non-recourse mortgage financing on unencumbered assets or refinancing existing mortgage loans on properties if we can obtain such financing on attractive terms.
Our Portfolio
At December 31, 2009, our portfolio was comprised of our full or partial ownership interest in 354 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 30 million square feet (on a pro rata basis) with an occupancy rate of approximately 98%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Region	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
United States
South	$55,200	21%	$2,639	7%
West	51,436	19	6,768	17
Midwest	42,435	15	4,132	11
East	38,330	14	5,759	15

Total U.S.	187,401	69	19,298	50

International
Europe (c)	84,307	31	19,181	50

Total	$271,708	100%	$38,479	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.
CPA®:15 2009 10-K — 2

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Reflects investments in Belgium, Finland, France, Germany, Poland and the United Kingdom.
Property Diversification
Information regarding our property diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Property Type	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
Office	$73,118	27%	$191	1%
Industrial	48,809	18	13,739	36
Retail	46,528	16	12,693	33
Warehouse/distribution	35,997	14	3,450	9
Other properties (c)	34,770	13	—	—
Self-storage	32,486	12	—	—
Hospitality	—	—	8,406	21

Total	$271,708	100%	$38,479	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(c)	Other properties include education and childcare and leisure, amusement and entertainment properties.
Tenant Diversification
Information regarding our tenant diversification at December 31, 2009 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Tenant Industry (a)	Revenue (b)	Lease Revenue	Revenue (b)	Lease Revenue
Retail trade	$56,482	21%	$17,273	45%
Electronics	41,243	15	2,258	6
Buildings and real estate	21,116	9	—	—
Healthcare, education and childcare	20,920	8	—	—
Leisure, amusement, entertainment	19,309	7	—	—
Business and commercial services	15,874	6	—	—
Construction and building	13,383	5	623	1
Chemicals, plastics, rubber, and glass	12,293	4	—	—
Transportation — personal	11,371	4	—	—
Federal, state and local government	10,364	4	—	—
Insurance	9,465	3	—	—
Automobile	7,326	2	2,984	8
Aerospace and defense	6,119	2	—	—
Telecommunications	5,512	2	—	—
Media: printing and publishing	4,384	2	1,597	4
Hotels and gaming	—	—	8,406	22
Other (d)	16,547	6	5,338	14

Total	$271,708	100%	$38,479	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.
CPA®:15 2009 10-K — 3

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.

(d)	Other includes revenue from tenants in our consolidated investments in the following industries: consumer and durable goods (1%), machinery (1%), beverages, food and tobacco (1%), grocery (1%), consumer and non-durable goods (1%), forest products and paper (1%), mining, metals and primary metals (less than 1%), and transportation-cargo (less than 1%). For our equity investments in real estate, Other consists of revenue from tenants in the following industries: machinery (6%), beverages, food and tobacco (5%) and transportation-cargo (3%).
Lease Expirations
At December 31, 2009, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual Lease	Contractual	Contractual Lease	Contractual
Year of Lease Expiration	Revenue (a)	Lease Revenue	Revenue (a)	Lease Revenue
2010	$—	—%	$—	—%
2011	6,659	3	—	—
2012	2,798	1	—	—
2013	7,612	3	—	—
2014	23,317	9	—	—
2015	19,162	7	—	—
2016	11,572	4	1,763	4
2017	5,384	2	623	2
2018	28,201	10	—	—
2019	18,594	7	—	—
2020 – 2024	114,539	42	15,578	40
2025 – 2029	16,675	6	4,499	12
2030 and thereafter	17,195	6	16,016	42

Total	$271,708	100%	$38,479	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2009.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2009 from equity investments in real estate.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves receiving assurances that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
CPA®:15 2009 10-K — 4

Our intention is to consider alternatives for providing liquidity for our shareholders generally commencing eight years following the investment of substantially all of the net proceeds from our initial public offering, which occurred in 2003. We may provide liquidity for our shareholders through sales of assets, either on a portfolio basis or individually, a listing of our shares on a stock exchange, a merger (which may include a merger with one or more of our affiliated CPA® REITs and/or with the advisor) or another transaction approved by our board of directors. While we are considering liquidity alternatives, we may choose to limit the making of new investments, unless our board of directors, including a majority of our independent directors, determines that, in light of our expected life, it is in our shareholders’ best interests for us to make new investments. We are under no obligation to liquidate our portfolio within any particular period since the precise timing will depend on real estate and financial markets, economic conditions of the areas in which the properties are located and tax effects on shareholders that may prevail in the future. Furthermore, there can be no assurance that we will be able to consummate a liquidity event. In the most recent instances in which CPA® REIT shareholders were provided with liquidity, the liquidating entity merged with another, later-formed CPA® REIT. In each of these transactions, shareholders of the liquidating entity were offered the opportunity to exchange their shares for shares of the merged entity, cash or a short-term note.
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2009, 77% of our mortgage financing bore interest at fixed rates. Approximately 41% of our variable rate debt currently bears interest at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
A lender on non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to any one debt obligation. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. Because of current conditions in credit markets, refinancing at present remains difficult, but we were able to obtain financing for substantially all of our maturing loans in 2009, despite the difficult environment. At December 31, 2009, scheduled balloon payments for the next five years were as follows (in thousands):

2010	$34,688	(a) (b)
2011	63,501	(a) (c)
2012	134,204	(a)
2013	102,239	(a)
2014	345,142	(a)

(a)	Inclusive of amounts attributable to noncontrolling interest totaling $4.2 million in 2010, $9.2 million in 2011, $28.9 million in 2012, $32.4 million in 2013 and $132.5 million in 2014.

(b)	Of the amount shown, $5.8 million was paid in March 2010.

(c)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $21.3 million.
We are currently seeking to refinance certain of these loans due in 2010 and believe we have existing cash resources that can be used to make these payments, if necessary.
CPA®:15 2009 10-K — 5

Investment Strategies
We invest primarily in income-producing properties that are, upon acquisition, improved or being developed or that are to be developed within a reasonable period after acquisition. While we are not currently seeking to make new significant investments, we may do so if attractive opportunities arise.
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
Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or the credit profile has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower will often be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. However, creditworthy does not mean “investment grade.”
Properties Important to Tenant/Borrower Operations — The advisor generally focuses on properties that it believes are essential or important to the ongoing operations of the tenant. The advisor believes that these properties provide better protection generally as well as in the event of a bankruptcy, since a tenant/borrower is less likely to risk the loss of a critically important lease or property in a bankruptcy proceeding or otherwise.
Diversification — The advisor attempts to diversify our portfolio to avoid dependence on any one particular tenant, borrower, collateral type, geographic location or tenant/borrower industry. By diversifying our portfolio, the advisor seeks to reduce the adverse effect of a single under-performing investment or a downturn in any particular industry or geographic region.
Lease Terms — Generally, the net leased properties in which we invest are leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI, or other similar indices in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates or other methods.
Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or require the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor also considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.
CPA®:15 2009 10-K — 6

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment, such as requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guaranty of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
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
Investment Decisions — The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30 million or 5% of our estimated net asset value, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Trevor P. Bond — Co-founder of Credit Suisse’s real estate equity group. Currently managing member of private investment vehicle, Maidstone Investment Co., LLC.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association promoting, developing and representing the European public real estate sector, with over twenty years of financial industry experience.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, deputy chairman of the Supervisory Board of Corealcredit Bank AG, deputy chairman of the Supervisory Board of MHB Bank AG, and vice chairman of the Supervisory Board of IKB Deutsche Industriebank AG. Former chief executive officer of Eurohypo AG.
CPA®:15 2009 10-K — 7

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2009, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 11% of our total lease revenue, inclusive of noncontrolling interest.
Competition
While historically we faced active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally, there was a decrease in such competition as a result of the recent deterioration in the credit and real estate financing markets. In general, we believe the advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions. However, competitors may be willing to accept rates of returns, lease terms, other transaction terms or levels of risk that we may find unacceptable.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning-up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate those risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
Transactions with Affiliates
We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly owned ventures, direct purchases of assets, mergers or another type of transaction.
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
Other Investments — We may invest up to 10% of our net equity in unimproved or non-income-producing real property and in “equity interests.” Investment in equity interests in the aggregate will not exceed five percent of our net equity. Such equity interests are defined generally to mean stock, warrants or other rights to purchase the stock of, or other interests in, a tenant of a property, an entity to which we lend money or a parent or controlling person of a borrower or tenant. We may invest in unimproved or non-income-producing property that the advisor believes will appreciate in value or increase the value of adjoining or neighboring properties we own. There can be no assurance that these expectations will be realized. Often, equity interests will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933 (the “Securities Act”), which means that the securities have not been registered with the SEC and are subject to restrictions on sale or transfer. Under this rule, we may be prohibited from reselling the equity securities until we have fully paid for and held the securities for a period between six months to one year. It is possible that the issuer of equity interests in which we invest may never register the interests under the Securities Act. Whether an issuer registers its securities under the Securities Act may depend on many factors, including the success of its operations.
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
CPA®:15 2009 10-K — 8

We will not invest in real estate contracts of sale unless the contracts are in recordable form and are appropriately recorded in the applicable chain of title.
Cash resources will be invested in permitted temporary investments, which include short-term U.S. Government securities, bank certificates of deposit and other short-term liquid investments. To maintain our REIT qualification, we also may invest in securities that qualify as “real estate assets” and produce qualifying income under the REIT provisions of the Internal Revenue Code (the “Code”). Any investments in other REITs in which the advisor or any director is an affiliate must be approved as being fair and reasonable by a majority of the directors (which must include a majority of the independent directors) who are not otherwise interested in the transaction.
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, we will take the necessary action to ensure that we are not deemed to be an investment company. The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information about Geographic Areas
See Our Portfolio above and the Segment Information footnote of the consolidated financial statements for financial information pertaining to our geographic operations.
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
We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.

Item 1A.	Risk Factors.
Our business, results of operations, financial condition and ability to pay distributions at the current rate could be materially adversely affected by various risks and uncertainties, including the conditions below. These risk factors may have affected, and in the future could affect, our actual operating and financial results and could cause such results to differ materially from our expectations as expressed in any forward-looking statements. You should not consider this list exhaustive. New risk factors emerge periodically, and we cannot assure you that the factors described below list all risks that may become material to us at any later time.
The current financial and economic crisis has adversely affected, and may continue to adversely affect, our business.
Although we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, the full magnitude, effects and duration of the crisis cannot be predicted. To date, its primary effects on our business have been increased levels of financial distress, and higher levels of default in the payment of rent, by our tenants; tenant bankruptcies; impairments in the value of our investments; challenges in refinancing existing loans as they come due; and a suspension of our redemption plan. Depending on how long and how severe this crisis is, these trends could continue to worsen, which may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of distributions at current levels and to resume our redemption plan.
CPA®:15 2009 10-K — 9

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
We have invested in properties located outside the U.S. At December 31, 2009, our directly owned real estate properties located outside of the U.S. represented 31% of annualized contractual lease revenue. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
•	Changing governmental rules and policies;
•	Enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;
•	Expropriation;
•	Legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;
•	The difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	Adverse market conditions caused by changes in national or local economic or political conditions;

•	Changes in relative interest rates;

•	Changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	Restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts; and

•	Changes in real estate and other tax rates and other operating expenses in particular countries.
In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the United States of America (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe, and the advisor has little or no expertise in other international markets.
Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.
Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our primary currency exposure is to the Euro. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
We may have difficulty selling or re-leasing our properties.
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 –Business – Our Portfolio for scheduled lease expirations.
CPA®:15 2009 10-K — 10

We have recognized, and may in the future recognize, substantial impairment charges on our properties.
We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the property has experienced a decline in its carrying value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. Impairment charges reduce our net income, although they do not necessarily affect our cash flow from operations.
The inability of a tenant in a single tenant property to pay rent will reduce our revenues.
Most of our properties are occupied by a single tenant and, therefore, the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 35%, 34% and 33% of total lease revenues in 2009, 2008 and 2007, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
The bankruptcy or insolvency of tenants may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease payments;

•	an increase in the costs incurred to carry the property;

•	litigation;

•	a reduction in the value of our shares; and

•	a decrease in distributions to our shareholders.
Under U.S. bankruptcy law, a tenant who is the subject of bankruptcy proceedings has the option of assuming or rejecting any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (excluding collateral securing the claim) will be treated as a general unsecured claim. The maximum claim will be capped at the amount owed for unpaid rent prior to the bankruptcy unrelated to the termination, plus the greater of one year’s lease payments or 15% of the remaining lease payments payable under the lease (but no more than three years’ lease payments). In addition, due to the long-term nature of our leases and, in some cases, terms providing for the repurchase of a property by the tenant, a bankruptcy court could recharacterize a net lease transaction as a secured lending transaction. If that were to occur, we would not be treated as the owner of the property, but we might have rights as a secured creditor. Those rights would not include a right to compel the tenant to timely perform its obligations under the lease but may instead entitle us to “adequate protection,” a bankruptcy concept that applies to protect against a decrease in the value of the property if the value of the property is less than the balance owed to us.
Insolvency laws outside of the U.S. may not be as favorable to reorganization or to the protection of a debtor’s rights as tenants under a lease as are the laws in the U.S. Our rights to terminate a lease for default may be more likely to be enforceable in countries other than the U.S., in which a debtor/tenant or its insolvency representative may be less likely to have rights to force continuation of a lease without our consent. Nonetheless, such laws may permit a tenant or an appointed insolvency representative to terminate a lease if it so chooses.
However, in circumstances where the bankruptcy laws of the U.S. are considered to be more favorable to debtors and to their reorganization, entities that are not ordinarily perceived as U.S. entities may seek to take advantage of the U.S. bankruptcy laws if they are eligible. An entity would be eligible to be a debtor under the U.S. bankruptcy laws if it had a domicile (state of incorporation or registration), place of business or assets in the U.S. If a tenant became a debtor under the U.S. bankruptcy laws, then it would have the option of assuming or rejecting any unexpired lease. As a general matter, after the commencement of bankruptcy proceedings and prior to assumption or rejection of an expired lease, U.S. bankruptcy laws provide that until an unexpired lease is assumed or rejected, the tenant (or its trustee if one has been appointed) must timely perform obligations of the tenant under the lease. However, under certain circumstances, the time period for performance of such obligations may be extended by an order of the bankruptcy court.
We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection and are involved in litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
CPA®:15 2009 10-K — 11

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
Our distributions may exceed our adjusted cash flow from operating activities and our earnings in accordance with GAAP.
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate joint ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions. In addition, our distributions in 2009 exceeded, and future distributions may exceed, our GAAP earnings primarily because our GAAP earnings are affected by non-cash charges such as depreciation and impairments.
For U.S. federal income tax purposes, portions of the distributions we make may represent return of capital to our shareholders if they exceed our earnings and profits.
We do not fully control the management for our properties.
The tenants or managers of net lease properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.
Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.
In some circumstances, we grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our purchase price or carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.
Our success is dependent on the performance of the advisor.
Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of the assets. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for us to the same extent that it has done so for prior programs.
The advisor may be subject to conflicts of interest.
The advisor manages our business and selects our investments. The advisor has some conflicts of interest in its management of us, which arise primarily from the involvement of the advisor in other activities that may conflict with us and the payment of fees by us to the advisor. Unless the advisor elects to receive our common stock in lieu of cash compensation, we will pay the advisor substantial cash fees for the services it provides, which will reduce the amount of cash available for investment in properties or distribution to our shareholders. Circumstances under which a conflict could arise between us and the advisor include:
•	the receipt of compensation by the advisor for property purchases, leases, sales and financing for us, which may cause the advisor to engage in transactions that generate higher fees, rather than transactions that are more appropriate or beneficial for our business;
•	agreements between us and the advisor, including agreements regarding compensation, will not be negotiated on an arm’s-length basis as would occur if the agreements were with unaffiliated third parties;
CPA®:15 2009 10-K — 12

•	acquisitions of single properties or portfolios of properties from affiliates, including WPC or the CPA® REITs, subject to our investment policies and procedures, which may take the form of a direct purchase of assets, a merger or another type of transaction;
•	competition with certain affiliates for property acquisitions, which may cause the advisor and its affiliates to direct properties suitable for us to other related entities;
•	a decision by the advisor (on our behalf) of whether to hold or sell a property could impact the timing and amount of fees payable to the advisor because it receives asset management fees and may decide not to sell a property;
•	disposition, incentive and termination fees, which are based on the sale price of properties or the terms of a liquidity transaction, may cause a conflict between the advisor’s desire to sell a property or engage in a liquidity transaction and our interests; and
•	whether a particular entity has been formed by the advisor specifically for the purpose of making particular types of investments (in which case it will generally receive preference in the allocation of those types of investments).
We delegate our management functions to the advisor.
We delegate our management functions to the advisor, for which it earns fees pursuant to an advisory agreement. Although at least a majority of our board of directors must be independent, because the advisor earns fees from us and has an ownership interest in us, we have limited independence from the advisor.
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
Our estimated annual net asset value is based in part on information that the advisor provides to a third party.
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
CPA®:15 2009 10-K — 13

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
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to individual domestic shareholders is 15% (through 2010, under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate distributions could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
CPA®:15 2009 10-K — 14

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
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In March 2009, the FASB issued a discussion paper providing its preliminary views that the scope of the proposed new standard should be based on the scope of the existing standards. Changes to the accounting guidance could affect both our accounting for leases as well as that of our current and potential customers. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
CPA®:15 2009 10-K — 15

Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. We are currently assessing the potential impact the adoption of this statement will have on our financial position and results of operations if we were required to adopt it.
While we maintain an exemption from the Investment Company Act of 1940, as amended (the “Investment Company Act”), and are therefore not regulated as an investment company, we may be required to adopt the fair value accounting provisions of this guidance. Under these provisions our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. In addition to the immediate substantial dilution in net tangible book value per share equal to the costs of the offering, as described earlier, net tangible book value per share may be further reduced by any declines in the fair value of our investments.
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
There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase your shares and may also discourage a takeover. Moreover, our redemption plan has been suspended. Even if our redemption plan is reactivated, it will continue to include numerous restrictions that limit your ability to sell your shares to us, and our board of directors will continue to have the authority to further amend, suspend or terminate the plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.
CPA®:15 2009 10-K — 16

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
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and San Francisco, California and internationally in Shanghai.
See Item 1, Business – Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data – Schedule III – Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3.	Legal Proceedings.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Removed and Reserved.
CPA®:15 2009 10-K — 17

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. At March 18, 2010, there were 38,227 holders of record of our shares.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years ended December 31,
	2009	2008
First quarter	$0.1748	$0.1704
Second quarter	0.1798	0.1719
Third quarter	0.1801	0.1736
Fourth quarter	0.1804	0.1743	(a)

	$0.7151	$0.6902

(a)	Excludes a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record at December 31, 2007. The special distribution was approved by our board of directors in connection with the sale of two properties.
Unregistered Sales of Equity Securities
For the three months ended December 31, 2009, we issued 247,015 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $11.50 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2009 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October			N/A	N/A
November			N/A	N/A
December	61,148	$10.70	N/A	N/A

Total	61,148

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:15 2009 10-K — 18

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8.
(In thousands, except per share amounts)

	Years ended December 31,
	2009	2008	2007	2006	2005
Operating Data (a)
Total revenues	$286,739	$294,034	$282,074	$271,022	$193,403
Income from continuing operations	25,576	88,153	94,967	55,215	49,299

Net income (b)	29,900	51,194	124,124	97,446	58,206
Less: Net income attributable to noncontrolling interests	(30,148)	(22,500)	(36,934)	(30,811)	(14,397)

Net (loss) income attributable to CPA®:15 shareholders	(248)	28,694	87,190	66,635	43,809

Earnings per share:
(Loss) income from continuing operations attributable to CPA®:15 shareholders	(0.01)	0.42	0.52	0.43	0.39
Net income attributable to CPA®:15 shareholders	—	0.22	0.68	0.52	0.35

Cash distributions declared per share (c)	0.7151	0.6902	0.6691	0.6516	0.6386

Balance Sheet Data
Total assets	$2,959,088	$3,189,205	$3,464,637	$3,336,296	$2,856,501
Net investments in real estate (d)	2,540,012	2,715,417	2,882,357	2,737,939	2,393,836
Long-term obligations (e)	1,686,154	1,819,443	1,943,724	1,873,841	1,510,933

Other Information
Cash flow from operating activities	$160,033	$180,789	$162,985	$144,818	$124,049
Cash distributions paid	88,939	98,153	85,327	82,850	80,475
Payment of mortgage principal (f)	92,765	42,662	54,903	30,339	26,272

(a)	Certain prior year balances have been retrospectively adjusted as discontinued operations and for the adoption of recent accounting guidance for noncontrolling interests.

(b)	Results for 2009 and 2008 reflected impairment charges totaling $66.6 million and $42.1 million, respectively, of which $4.4 million and $7.6 million was attributable to noncontrolling interests, respectively.

(c)	Cash distributions declared per share for 2007 excluded a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record at December 31, 2007.

(d)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.

(e)	Represents mortgage obligations and deferred acquisition fee installments.

(f)	Represents scheduled mortgage principal payments.
CPA®:15 2009 10-K — 19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-actively traded REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 2001 and are managed by the advisor.
Financial Highlights
(In thousands)

	Years ended December 31,
	2009	2008	2007
Total revenues	$286,739	$294,034	$282,074
Net (loss) income attributable to CPA®:15 shareholders	(248)	28,694	87,190
Cash flow from operating activities	160,033	180,789	162,985
Total revenues decreased in 2009 as compared to 2008 primarily due to the effects of property sales and lease restructuring transactions and the impact of fluctuations in foreign currency exchange rates.
Net loss attributable to CPA®:15 shareholders for 2009 reflects impairment charges totaling $66.6 million, inclusive of amounts attributable to noncontrolling interests of $4.4 million, partially offset by net gains on the sale of real estate totaling $11.1 million, inclusive of amounts attributable to noncontrolling interests of $4.0 million. Net income attributable to CPA®:15 shareholders for 2008 reflects the recognition of impairment charges totaling $42.1 million, inclusive of noncontrolling interest of $7.6 million, partially offset by income of $9.1 million in payments from the advisor related to its previously disclosed SEC investigation (the “SEC Settlement”). Net income attributable to CPA®:15 shareholders for 2007 included gains on sale totaling $22.1 million, inclusive of noncontrolling interest of $6.9 million, and our share of net gains recognized by an unconsolidated venture of $12.4 million.
The decrease in cash flow from operating activities in 2009 compared to 2008 was primarily due to increases in rent delinquencies and carrying costs of distressed properties. In addition, in 2008 we received $9.1 million in cash related to the advisor’s SEC Settlement.
Our quarterly cash distribution increased to $0.1804 per share for the fourth quarter of 2009, or $0.72 per share on an annualized basis.
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
As of the date of this Report, we believe we are seeing an easing of the global economic and financial crisis that has severely curbed liquidity in the credit and real estate financing markets during recent periods, although the full magnitude, effects and duration of the crisis cannot be predicted. As a result of improving economic conditions, we have seen an improvement in financing conditions for refinancing of maturing debt, both domestically and internationally, although generally at lower loan value ratios than in prior periods. However, the continuing effects of the challenging economic environment have also resulted in some negative trends affecting our business. These trends include: continued tenant defaults; renewals of tenant leases generally at lower rental rates then existing leases; low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the CPI; and higher impairment charges. In addition, partly to preserve capital and liquidity, we suspended our redemption plan in June 2009.
Despite recent indicators that the economy is beginning to recover, the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
CPA®:15 2009 10-K — 20

Financing Conditions
Conditions in the real estate financing markets impact our ability to refinance maturing debt. Despite the recent weak financing environment, which has resulted in lenders for both domestic and international investments offering loans at shorter maturities, with lower loan to value ratios and subject to variable interest rates, we have begun to see some improvements in the financing markets and to date have been successful refinancing maturing debt. We generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing. During 2009, we refinanced $34.1 million of maturing debt with new non-recourse mortgage financing totaling $37.0 million, inclusive of amounts attributable to noncontrolling interests totaling $15.1 million, with a weighted annual average interest rate and term of 6.3% and 7.9 years, respectively.
At December 31, 2009, we had aggregate balloon payments totaling $34.7 million due in 2010 and $63.5 million due in 2011, inclusive of amounts attributable to noncontrolling interests totaling $4.2 million and $9.2 million, respectively. In March 2010, we made a balloon payment of $5.8 million. In addition, our share of balloon payments due in 2011 on our unconsolidated ventures is $21.3 million. We are actively seeking to refinance this debt and believe we and our venture partners have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property.
Corporate Defaults
Some of our tenants have experienced financial stress, and we expect that this trend may continue, albeit at a less severe rate, in 2010. Corporate defaults can reduce our results of operations and cash flow from operations.
Tenants in financial distress may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Based on tenant activity during 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 4%, as compared with 2009 lease revenue. However, this amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. If the North American and European economic zones continue to experience the improving economic conditions that they have experienced recently, we would expect to see an improvement in the general business conditions for our tenants, which should result in less stress for them financially. However, if economic conditions deteriorate, it is possible that our tenants’ financial condition will deteriorate as well.
We have several tenants that were in various stages of the bankruptcy process at December 31, 2009, including two that had terminated their leases in bankruptcy or liquidation proceedings. During 2009, we incurred impairment charges totaling $66.6 million, inclusive of amounts attributable to noncontrolling interests of $4.4 million, a significant portion of which relates to these tenants. Impairment charges do not necessarily reflect the true economic loss caused by the default of a tenant, which may be greater or less than the impairment amount. Several of these properties are vacant, and we anticipate that we will incur significant carrying costs until we are able to re-lease or sell them. As a result of several of these corporate defaults, during the third quarter of 2009 we suspended debt service on two related non-recourse mortgage loans. In October 2009, we returned the related properties to the lenders in exchange for the lenders’ agreements to relieve us of all obligations under the related mortgage loans, and we have entered into negotiations to turn an additional vacant property over to the lender. The disposed investments had an aggregate carrying value and outstanding mortgage loan balance of $28.2 million and $28.3 million, respectively, at the date of disposition. In addition, two unconsolidated ventures in which we have a 50% interest suspended debt service on two non-recourse mortgage loans with an aggregate outstanding balance of $23.1 million at December 31, 2009.
To mitigate these risks, we have invested in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, where possible, as well as protecting our rights when tenants default or enter into bankruptcy.
CPA®:15 2009 10-K — 21

Net Asset Values
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, tenant defaults, lease terms, lending credit spreads, and foreign currency exchange rates, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $10.70, a 7.0% decline from our December 31, 2008 estimated net asset value per share of $11.50. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value on an interim basis, it would not be less than $10.70 per share, particularly given current market volatility.
Redemptions and Distributions
We experienced higher levels of share redemptions during 2009. Our redemption plan provides for certain limits on the amount of redemptions, including that redemptions cannot exceed 5% of outstanding shares. As a result of the increased redemption level, redemptions had reached the 5% level, and as a result, in June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009. The suspension will remain in effect until our board of directors, in their discretion, determines to reinstate the redemption plan. To date, we have not experienced conditions that have affected our ability to continue to pay distributions.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2008 and 2009 have generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.
The average rate for the U.S. dollar in relation to the Euro strengthened by approximately 5% during 2009 in comparison to 2008, resulting in a modestly negative impact on our results of operations for Euro-denominated investments in the current year. For 2008 as compared with 2007, the average rate for the U.S. dollar in relation to the Euro weakened by approximately 7%, resulting in a modestly positive impact on our results of operations for Euro-denominated investments in 2008 as compared with 2007. Investments denominated in the Euro accounted for approximately 30% of our annualized lease revenues for 2009 and 37% of our annualized lease revenues for both 2008 and 2007. To the extent foreign currency exchange rates are in line with 2008 and 2009 levels, they will have a minimal impact on our financial conditions and results of operations. However, significant shifts in the value of the Euro could have a material impact on our future results. For example, in the first two months of 2010, the dollar has strengthened significantly relative to the Euro.
How We Evaluate Results of Operations
We evaluate our results of operations with a primary focus on our ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders and increasing our equity in our real estate. As a result, our assessment of operating results gives less emphasis to the effect of unrealized gains and losses, which may cause fluctuations in net income for comparable periods but have no impact on cash flows, and to other non-cash charges, such as depreciation and impairment charges.
CPA®:15 2009 10-K — 22

We consider cash flows from operating activities, cash flows from investing activities and cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in assessing our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income, less cash distributions paid to consolidated joint venture partners, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment.
We focus on measures of cash flows from investing activities and cash flows from financing activities in our evaluation of our capital resources. Investing activities typically consist of the acquisition or disposition of investments in real property and the funding of capital expenditures with respect to real properties. Financing activities primarily consist of the payment of distributions to shareholders, obtaining non-recourse mortgage financing, generally in connection with the acquisition or refinancing of properties, and making mortgage principal payments. Our financing strategy has been to purchase substantially all of our properties with a combination of equity and non-recourse mortgage debt. A lender on a non-recourse mortgage loan generally has recourse only to the property collateralizing such debt and not to any of our other assets. This strategy has allowed us to diversify our portfolio of properties and, thereby, limit our risk. However, because of recent conditions in credit markets, obtaining financing is more challenging at present and we may complete transactions without obtaining financing. In the event that a balloon payment comes due, we may seek to refinance the loan, restructure the debt with existing lenders, or evaluate our ability to pay the balloon payment from our cash reserves or sell the property and use the proceeds to satisfy the mortgage debt.
Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Rental income	$240,915	$240,663	$228,302
Interest income from direct financing leases	38,822	45,610	46,089

	$279,737	$286,273	$274,391

CPA®:15 2009 10-K — 23

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
	2009	2008	2007
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$30,589	$28,541	$28,541
Carrefour France, S.A. (a) (b)	21,481	21,386	19,061
OBI A.G. (a) (b)	16,637	17,317	15,506
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	14,881	15,155	14,115
True Value Company (a)	14,492	14,698	14,169
Life Time Fitness, Inc. (a)	14,208	14,208	14,144
Advanced Micro Devices (a)	9,933	9,933	9,210
Pohjola Non-Life Insurance Company (a) (b)	9,240	9,343	8,454
Universal Technical Institute	8,688	8,727	8,546
TietoEnator plc. (a) (b)	8,636	8,790	7,963
Police Prefecture, French Government (a) (b)	8,272	8,109	7,109
Medica – France, S.A. (a) (b)	6,916	7,168	6,348
Foster Wheeler, Inc.	6,269	5,900	5,699
Compucom Systems, Inc. (a)	4,537	4,419	4,065
Other (a)	104,958	112,579	111,461

	$279,737	$286,273	$274,391

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $76.6 million, $76.3 million and $64.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the year ended December 31, 2009 strengthened by approximately 5% in comparison to 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2009. This impact was mitigated in some cases by CPI or similar rent increases.
We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2009	2009	2008	2007
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$35,889	$37,218	$25,536
Marriott International, Inc. (c)	47%	16,818	17,791	18,781
PETsMART, Inc.	30%	8,303	8,215	8,303
Schuler A.G. (b) (d)	34%	6,568	6,802	184
The Talaria Company (Hinckley) (e)	30%	4,133	4,984	4,998
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (f)	50%	3,761	3,653	3,400
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (g)	33%	3,662	1,695	—
Del Monte Corporation	50%	3,529	3,241	2,955
Hologic, Inc.	64%	3,387	3,317	3,213
The Upper Deck Company	50%	3,194	3,194	3,194
Builders FirstSource, Inc.	40%	1,558	1,544	1,508

		$90,802	$91,654	$72,072

(a)	We acquired our interest in this venture during 2007. In addition to lease revenues, the venture also earned interest income of $27.1 million, $28.1 million and $19.5 million on a note receivable during 2009, 2008 and 2007, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the year ended December 31, 2009 strengthened by approximately 5% in comparison to 2008, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2009. This impact was mitigated in some cases by CPI or similar rent increases.
CPA®:15 2009 10-K — 24

(c)	For 2009, decrease is due to decrease in percentage of sales rent. One of the properties owned by this venture was sold in August 2007. Audited financial information for this venture is included herein.

(d)	We acquired our interest in this venture in September 2007. During the fourth quarter of 2007, we reclassified this investment as an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property.

(e)	During 2009, this venture entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties.

(f)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. While both tenants ceased making rent payments during 2009, in accordance with current accounting guidance the venture continued to accrue rental income until the tenants terminated their leases. The venture fully reserved for this rental income. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings, at which time the venture ceased accruing rental income, and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms.

(g)	We acquired our interest in this venture in August 2008. Waldaschaff Automotive GmbH is operating under bankruptcy protection as of the date of this Report and has been paying reduced rent while new lease terms are being negotiated (see Income from Equity Investments in Real Estate below).
Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies. In certain cases, although we recognize lease revenues in connection with our tenants’ obligation to pay rent, we may also increase our uncollected rent expense if tenants are experiencing financial distress and have not paid the rent to us that they owe, as described in Property expenses below.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues decreased by $6.5 million. The decline in lease revenues was primarily due to the effects of property sales and lease restructuring transactions, which reduced lease revenues by $6.7 million, as well as the negative impact of fluctuations in foreign currency exchange rates, which reduced lease revenues by $6.1 million. These decreases were partially offset by scheduled rent increases at several properties.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, lease revenues increased by $11.9 million, primarily due to scheduled rent increases at several properties and the positive impact of fluctuations in foreign currency exchange rates, which increased lease revenues by $6.4 million and $5.3 million, respectively. In addition, lease revenues increased by $2.2 million as a result of lease revenue from an investment entered into in December 2007. These increases were partially offset by a decrease in lease revenues of $1.6 million as the result of the reclassification of a previously consolidated property in December 2007 to an equity investment in real estate following the advisor’s purchase of a tenant-in-common interest in the property.
Depreciation and Amortization
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization expense decreased by $1.6 million. As a result of lease terminations related to properties where the tenants filed for bankruptcy, we incurred a charge to write off several intangible assets in 2008, resulting in lower amortization in 2009. The net impact of this activity was a reduction in amortization of $2.3 million in 2009. Depreciation and amortization expense also decreased in 2009 by $1.2 million as a result of fluctuations in foreign currency exchange rates. These decreases were partially offset by our recognition of an out-of-period adjustment in 2009 related to intangible amortization of $1.3 million as described in Note 2, and an increase in depreciation of $0.4 million as a result of reclassifying certain properties from financing leases to real estate due to lease terminations.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, depreciation and amortization expense increased by $5.0 million, primarily due to a $3.5 million write-off of intangible assets during 2008 in connection with a lease termination. The impact of fluctuations in foreign currency exchange rates also contributed $1.5 million of the increase.
CPA®:15 2009 10-K — 25

Property Expenses
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses decreased by $2.8 million, primarily due to a decrease of $3.1 million in asset management and performance fees resulting from a decline in property values as reflected in our estimated net asset valuation at December 31, 2008 as compared with the December 31, 2007 estimated valuation. This decrease was partially offset by an increase of $0.9 million in costs related to current and former tenants who have filed for bankruptcy.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, property expenses increased by $3.7 million, primarily due to increases in costs related to tenants in bankruptcy totaling $2.4 million and an increase of $0.8 million in asset management and performance fees. Uncollected rent expense increased by $1.6 million in 2008 as a result of an increase in the number of tenants experiencing financial difficulties, while professional fees and carrying costs related to tenants in bankruptcy increased by $0.8 million. The increase in asset management and performance fees was attributable to an increase in our asset base as a result of investment activity in 2008 and 2007 and increases in estimated property values as reflected in the third party valuation of our portfolio at December 31, 2007.
General and Administrative
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, general and administrative expenses decreased by $1.0 million. Business development expenses and professional fees each decreased by $0.3 million in 2009. Business development costs are associated with potential investment opportunities that were ultimately not consummated.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, general and administrative expenses decreased by $1.6 million, primarily due to a decrease in business development expenses. During 2008, we incurred $0.3 million of costs associated with potential investment opportunities that were ultimately not consummated, as compared with $1.6 million in 2007.
Impairment Charges
For the years ended December 31, 2009 and 2008, we recorded impairment charges in our continuing real estate operations totaling $49.0 million and $1.3 million, respectively. The table below summarizes these impairment charges (in thousands):

Lessee	2009	2008	Reason
Shires Limited	$19,610	$710	Decline in properties’ unguaranteed residual values
Lindenmaier A.G.	12,340	30	Decline in properties’ estimated fair market value
Advanced Accessory Systems, LLC	8,426	—	Decline in property’s estimated fair market value
Various lessees	8,670	590	Decline in unguaranteed residual value or estimated fair market value of properties

Impairment charges from continuing operations	$49,046	$1,330

We did not incur any impairment charges on consolidated investments during 2007.
See Income from Equity Investments in Real Estate and Discontinued Operations below for additional impairment charges incurred.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate decreased by $8.5 million, primarily due to the recognition of other-than-temporary impairment charges totaling $10.3 million to reduce the carrying value of several investments to the estimated fair value of our share of the ventures’ net assets. We incurred other-than-temporary impairment charges of $5.8 million during 2009 related to two ventures that lease properties to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants ceased making rent payments during the second quarter of 2009 and, as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings. We had previously recognized other-than-temporary impairment charges of $0.4 million and $2.4 million on these two investments during 2008 and 2007, respectively.
In addition, during 2009 we incurred other-than-temporary impairment charges of $3.8 million related to a German venture that leases properties to Waldaschaff Automotive GmbH (the successor entity to Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 and Waldaschaff Automotive GmbH has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated. As of the date of this Report, Waldaschaff Automotive is operating under the protection of the insolvency administrator. In October 2009, the venture also terminated the existing lease with Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, and signed a new lease on substantially the same terms.
CPA®:15 2009 10-K — 26

2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, income from equity investments in real estate decreased by $8.9 million. A substantial portion of the decrease was due to a 2007 sale transaction, whereby we recognized a net gain of $12.4 million on the sale of a property (net of defeasance charges totaling $2.4 million incurred upon the defeasance of the existing non-recourse mortgage loan). We did not sell any of our equity interests during 2008. This was partially offset by a total of $1.9 million of additional income earned in 2008 from investments acquired during 2008 and 2007, as well as a $1.1 million reduction in impairment charges in 2008 as compared to 2007. During 2008, we recognized other-than-temporary impairment charges totaling $1.3 million on three ventures, including the ventures that lease properties to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., to reflect reductions in the fair value of the ventures’ net assets as compared with our carrying value. During 2007, we recognized other-than-temporary impairment charges totaling $2.4 million to reduce the carrying value of the ventures that lease properties to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. to the estimated fair value of our share of the ventures’ net assets.
Other Interest Income
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, other interest income decreased by $3.1 million, primarily due to lower average cash balances and lower rates of return earned on our cash balances reflecting market conditions.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, other interest income decreased by $4.1 million, primarily due to lower average cash balances and lower interest rates earned on our cash and cash equivalents.
Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, net other income decreased by $2.2 million. Net other income was higher in 2008 as a result of our recognition of a realized gain of $1.1 million related to the termination of a derivative instrument. In addition, net gains on foreign currency transactions declined by $0.8 million during 2009 due to lower levels of repatriation of cash from foreign investments. Our foreign investments significantly reduced their cash balances during 2008, primarily by prepaying intercompany notes receivable. Also included in net other income for 2009 are gains and losses related to the disposition of properties formerly leased to Shires Limited. We recognized a loss of $2.1 million in connection with the sale of one of the Shires properties in September 2009, which was partially offset by a gain on disposition of real estate of $1.1 million that we recognized upon returning the remaining properties over to the lender in October 2009 in exchange for the lenders’ agreement to relieve of us of all obligations under the related non-recourse mortgage loan. The resulting net loss of $1.0 million on disposition of real estate was offset by a gain of $1.0 million on extinguishment of debt recognized in connection with our release from the mortgage obligations.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, net other income decreased by $4.7 million, primarily due to a $6.8 million decrease in net gains on foreign currency transactions as a result of the prepayment of intercompany notes receivable by certain of our subsidiaries. This decrease was partially offset by the recognition of a realized gain of $1.1 million as the result of the termination of a derivative instrument and gains on the sale of real estate totaling $0.8 million.
Advisor Settlement
During 2008, we recognized income of $9.1 million in connection with the advisor’s SEC Settlement (Note 13). We received payment of this amount from the advisor in April 2008.
Interest Expense
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense decreased by $8.0 million, primarily comprised of a decrease of $7.2 million due to making scheduled principal payments and refinancing or paying off non-recourse mortgages during 2009 and 2008 and a decrease of $2.6 million as a result of the impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by our recognition of a $1.1 million charge during 2009 to write off a portion of an interest rate swap derivative. As a result of a our decision to suspend debt service payments on the non-recourse mortgage loan on the Shires Limited properties in July 2009, we determined that this interest rate swap was no longer effective and wrote off the ineffective portion of this derivative, which increased interest expense by $1.1 million for 2009.
CPA®:15 2009 10-K — 27

2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, interest expense increased by $0.7 million, primarily due to an increase of $2.7 million from the impact of fluctuations in foreign currency exchange rates. This increase was partially offset by a reduction in interest expense as a result of making scheduled mortgage principal payments and paying our annual installment of deferred acquisition fees, both of which reduce the balances on which interest is incurred.
Provision for Income Taxes
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, provision for income taxes decreased by $2.0 million. Rent reductions at certain French investments and the sale of four properties in France contributed to this decline.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, provision for income taxes increased by $1.0 million, primarily due to income taxes payable in connection with our international investments. Income taxes on our foreign investments, primarily in France and Germany, comprise a substantial portion of our tax provision. Our investments generate taxable income in state, local and foreign jurisdictions primarily as a result of rent increases and scheduled amortization of mortgage principal payments, which reduce interest expense and increase income subject to local tax.
Discontinued Operations
2009 — For the year ended December 31, 2009, we recognized income from discontinued operations of $4.3 million, primarily due to a gain of $11.3 million recognized in connection with the sale of four properties in France back to the tenant, Thales S.A. This gain was partially offset by an impairment charge of $7.3 million recognized during 2009 in order to reduce the carrying value of a property leased to Innovate Holdings Limited to its estimated fair value. In October 2009, we returned the Innovate Holdings property to the lender in exchange for the lender’s agreement to relieve us of all obligations under the related non-recourse mortgage loan and recognized gains on the disposition of real estate and extinguishment of debt of $0.3 million and $0.6 million, respectively.
2008 — For the year ended December 31, 2008, we recognized a loss from the operations of discontinued properties of $37.0 million, due to the recognition of impairment charges totaling $39.4 million. The impairment charges were comprised of $35.4 million related to two vacant properties formerly leased to Thales S.A. that were sold in 2009 and $4.0 million related to a domestic property that was sold in 2008.
2007 — For the year ended December 31, 2007, we earned income from discontinued operations of $29.2 million due to gains on the sale of several properties totaling $22.1 million and income from the operations of discontinued properties of $7.1 million.
Net (Loss) Income Attributable to CPA®:15 Shareholders
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net loss attributable to CPA®:15 shareholders was $0.2 million as compared with net income attributable to CPA®:15 shareholders of $28.7 million in 2008.
2008 vs. 2007 — For the year ended December 31, 2008 as compared to 2007, the resulting net income attributable to CPA®:15 shareholders decreased by $58.5 million.
Financial Condition
Sources and Uses of Cash During the Year
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate and payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.
CPA®:15 2009 10-K — 28

Operating Activities
During 2009, we used cash flows from operating activities of $160.0 million to fund distributions to shareholders of $88.9 million. We made scheduled mortgage principal installments of $92.8 million, which includes scheduled balloon payments totaling $49.1 million that were partially refinanced with new non-recourse mortgage financing of $37.0 million (see Financing Activities below). We also paid distributions of $49.5 million to affiliates that hold noncontrolling interests in various entities with us. Cash distributions received from our equity investments in real estate in excess of cumulative equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.
In 2009, our cash flows from operating activities were negatively affected by a significant increase in rent delinquencies and carrying costs related to properties where the tenants were operating under bankruptcy protection or experiencing financial distress. In addition, our cash flows were reduced as a result of the timing of the release of certain funds held by lenders in escrow accounts, as well as the retention of rent by lenders of non-recourse debt on distressed properties as a result of breaches in property-related loan covenants by tenants, which collectively reduced cash flows from operating activities by $4.6 million for the year. In addition, for 2009, the advisor elected to receive 20% of its performance fee from us in cash with the remaining 80% in our restricted stock, while in 2008 the advisor had elected to receive all performance fees from us in our restricted stock. This change had a negative impact on our cash flow of $3.2 million in 2009. During 2008, our cash flows from operating activities benefited from the receipt of $9.1 million from the advisor in connection with its previously announced SEC Settlement.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. During 2009, we received proceeds of $9.5 million from the sale of four properties as well as distributions from our equity investments in real estate in excess of cumulative equity income of $7.4 million. We placed $5.3 million into escrow to be used for an expansion of a property in Germany and used $2.4 million to fund property improvements at a multi-tenant facility. In January 2009, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $6.9 million.
Financing Activities
In addition to making scheduled mortgage principal payments and paying distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us, during 2009 we made scheduled balloon payments totaling $49.1 million on eight maturing loans, five of which we refinanced with new non-recourse mortgages totaling $37.0 million that are scheduled to mature between 2012 and 2019, and used $7.2 million to partially prepay or defease existing non-recourse mortgage obligations, comprised of $3.6 million received from the sale of two properties and $3.6 million drawn from a letter of credit provided by Shires Limited (Note 11). We also completed a transaction in which we partially prepaid an existing non-recourse mortgage obligation in Germany for $7.0 million in exchange for the lender’s agreement to amend certain loan covenants related to the tenant and subsequently received additional proceeds from the same mortgage loan to finance the expansion of a property. We received initial funding of $7.4 million for this transaction from the holder of the noncontrolling interest in the properties, and subsequently redistributed $5.4 million to the noncontrolling interest holder. We received additional contributions from holders of noncontrolling interests of $10.8 million, including $5.3 million used to fund scheduled balloon payments. We also used $38.7 million to repurchase our shares through a redemption plan that allows shareholders to sell shares back to us, subject to certain limitations, and received $20.0 million as a result of issuing shares through our distribution reinvestment and stock purchase plan. In June 2009, our board of directors approved the suspension of our redemption plan (see below).
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. We limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. We may make limited exceptions to the suspension of the program in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan.
For the year ended December 31, 2009, we redeemed 3,614,980 shares of our common stock pursuant to our redemption plan at a price per share of $10.70. All of the redemption requests made prior to the suspension of our redemption plan were granted. For redemption requests made after the suspension of the redemption plan, only those which qualified under the exceptions to the suspension of our redemption plan as described above were granted. Of the total 2009 redemptions, we redeemed 61,148 shares in the fourth quarter of 2009, all of which were redeemed under the exceptions to the suspension. We funded share redemptions during 2009 from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
CPA®:15 2009 10-K — 29

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2009	2008
Balance
Fixed rate	$1,293,631	$1,412,288
Variable rate (a)	385,298	393,109

Total	$1,678,929	$1,805,397

Percent of total debt
Fixed rate	77%	78%
Variable rate (a)	23%	22%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.9%	5.9%
Variable rate (a)	5.2%	4.8%

(a)	Variable rate debt at December 31, 2009 included (i) $193.0 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $33.5 million that is subject to an interest rate cap, but for which the applicable interest rate was below the interest rate cap at December 31, 2009 (iii) $117.8 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term and (iv) $41.0 million related to a mortgage obligation that bore interest at a fixed rate of 5.6% at December 31, 2009 but that reset to a new fixed rate of 4.5% in January 2010.
Cash Resources
At December 31, 2009, our cash resources consisted of cash and cash equivalents of $69.4 million. Of this amount, $24.4 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $33.8 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
At December 31, 2009, we had several tenants that were in various stages of the bankruptcy process. Several of these tenants have stopped making rent payments and in some cases have vacated the properties they lease from us. As a result of their non-compliance with the terms of their leases, beginning in the second quarter of 2009 we suspended debt service payments on some of the related non-recourse mortgage loans. In October 2009, we turned two of these investments over to the lenders in exchange for the lenders’ agreement to relieve of us of all obligations under the related non-recourse mortgage, and we have entered into negotiations to turn an additional vacant property over to the lender. For the remaining vacant properties, we anticipate that we will incur significant carrying costs during the time the properties remain unoccupied. If additional tenants encounter financial difficulties as a result of the current economic environment, our cash flows could be further impacted.
Cash Requirements
During 2010, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $34.7 million will be due during 2010, consisting of $9.1 million during the second quarter of 2010, $16.7 million during the third quarter of 2010, inclusive of amounts attributable to noncontrolling interests totaling $4.2 million, and $3.1 million during the fourth quarter of 2010. In March 2010, we made a balloon payment of $5.8 million on a maturing mortgage loan. We are actively seeking to refinance certain of these loans and believe we have existing cash resources that can be used to make these payments.
CPA®:15 2009 10-K — 30

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at December 31, 2009 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt – Principal	$1,678,929	$80,771	$292,017	$533,102	$773,039
Deferred acquisition fees – Principal	7,225	3,530	3,558	137	—
Interest on borrowings and deferred acquisition fees (a)	518,024	95,318	168,622	123,748	130,336
Subordinated disposition fees (b)	6,169	—	—	6,169	—
Property improvements (c)	1,133	1,133	—	—	—
Operating and other lease commitments (d)	25,786	2,028	4,086	4,091	15,581

	$2,237,266	$182,780	$468,283	$667,247	$918,956

(a)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2009.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Represents commitment to fund tenant improvements. Estimated total construction costs for the project are currently projected to be $3.0 million, of which $1.9 million was funded at December 31, 2009.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.4 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $34.6 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2009. At December 31, 2009, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at December 31, 2009 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.4 million, with our share approximating $1 million. In addition, our maximum exposure to loss on these ventures was $19.3 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:15 2009 10-K — 31

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, all of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2009 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2009	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$27,693	$10,403	2/2011
Del Monte Corporation	50%	14,505	10,389	8/2011
PETsMART, Inc.	30%	69,439	39,576	12/2011
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	47,121	25,783	8/2015
Gortz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (c)	50%	15,267	23,124	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	10,970	6,586	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (d)	38%	470,451	404,267	4/2017
Hologic, Inc.	64%	27,477	14,897	5/2023
The Talaria Company (Hinckley)	30%	56,795	30,591	6/2025
Marriott International, Inc.	47%	132,263	—	N/A
Schuler A.G. (a)	34%	74,310	—	N/A

		$946,291	$565,616

(a)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2009.

(b)	A former tenant, Wagon Automotive GmbH, terminated its lease in bankruptcy proceedings effective May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated but is operating under the protection of the insolvency administrator as of the date of this Report. In October 2009, the venture terminated the existing lease with Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, and signed a new lease on substantially the same terms. We incurred other-than-temporary impairment charges totaling $3.8 million in connection with these ventures during 2009.

(c)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. Both tenants have ceased making rent payments, and as a result, we suspended the debt service payments on both of the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings, and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms. Total assets for these ventures reflect the ventures’ recognition of impairment charges totaling $25.4 million during 2009 to reduce the carrying value of the real estate to its estimated fair value. During 2009, 2008 and 2007, we incurred other-than-temporary impairment charges totaling $5.8 million, $0.4 million and $2.4 million, respectively, to reduce our carrying value in these ventures to the estimated fair value of the ventures’ net assets (Note 11).

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $337.4 million at December 31, 2009.
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties with provisions of this indemnification specifically addressing environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of any environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
CPA®:15 2009 10-K — 32

Critical Accounting Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. Many of these accounting policies require judgment and the use of estimates and assumptions when applying these policies in the preparation of our consolidated financial statements. On a quarterly basis, we evaluate these estimates and judgments based on historical experience as well as other factors that we believe to be reasonable under the circumstances. These estimates are subject to change in the future if underlying assumptions or factors change. Certain accounting policies, while significant, may not require the use of estimates. Those accounting policies that require significant estimation and/or judgment are listed below.
Classification of Real Estate Assets
We classify our directly owned leased assets for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life in part using third party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally based on third party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of assets may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties accounted for as operating leases, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above- and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.
We determine the value attributed to tangible assets in part using a discounted cash flow model that is intended to approximate both what a third party would pay to purchase the vacant property and rent at current estimated market rates. In applying the model, we assume that the disinterested party would sell the property at the end of an estimated market lease term. Assumptions used in the model are property-specific where this information is available; however, when certain necessary information is not available, we use available regional and property-type information. Assumptions and estimates include a discount rate or internal rate of return, marketing period necessary to put a lease in place, carrying costs during the marketing period, leasing commissions and tenant improvements allowances, market rents and growth factors of these rents, market lease term and a cap rate to be applied to an estimate of market rent at the end of the market lease term.
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally based on a third party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using third party appraisals or our estimates.
CPA®:15 2009 10-K — 33

Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other venture partners to identify the party that is exposed to the majority of the VIE’s expected losses, expected residual returns, or both. We use this analysis to determine who should consolidate the VIE. The comparison uses both qualitative and quantitative analytical techniques that may involve the use of a number of assumptions about the amount and timing of future cash flows.
For an entity that is not considered to be a VIE, the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. We evaluate the partnership agreements or other relevant contracts to determine whether there are provisions in the agreements that would overcome this presumption. If the agreements provide the limited partners with either (a) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights, the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, and, therefore, the general partner must account for its investment in the limited partnership using the equity method of accounting.
When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenant-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. We estimate market rents and residual values using market information from outside sources such as broker quotes or recent comparable sales. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value. As our investment objective is to hold properties on a long-term basis, holding periods used in the undiscounted cash flow analysis generally range from five to ten years. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value. The property’s estimated fair value is primarily determined using market information from outside sources such as broker quotes or recent comparable sales.
CPA®:15 2009 10-K — 34

Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property and all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other assets and liabilities is generally assumed to be equal to their carrying value.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (14 lessees represented 62% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:15 2009 10-K — 35

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
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves in accordance using a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
CPA®:15 2009 10-K — 36

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
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At December 31, 2009, there have been no defaults. We account for the CCMT as a marketable security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2009, we estimate that our total interest in CCMT had a fair value of $9.7 million, an increase of $0.6 million from the fair value at December 31, 2008.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using such derivatives is to limit our exposure to interest rate movements. At December 31, 2009, we estimate that the fair value of our interest rate swaps and interest rate caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $7.8 million, inclusive of amounts attributable to noncontrolling interests of $1.7 million (Note 10).
Certain of our unconsolidated ventures, in which we have interests ranging from 33% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of $1.1 million during 2009, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
CPA®:15 2009 10-K — 37

At December 31, 2009, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during their term. The annual interest rates on our fixed rate debt at December 31, 2009 ranged from 4.3% to 10.0%. The annual interest rates on our variable rate debt at December 31, 2009 ranged from 4.0% to 5.9%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$67,719	$97,306	$136,823	$134,205	$285,040	$572,538	$1,293,631	$1,233,972
Variable rate debt	$13,052	$13,967	$43,921	$14,055	$99,802	$200,501	$385,298	$382,615
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2009 by an aggregate increase of $65.3 million or an aggregate decrease of $61.3 million, respectively. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at December 31, 2009 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates. As more fully described in Summary of Financing in Item 7 above, a significant portion of the debt classified as variable rate debt in the tables above has been converted to fixed rates through the use of interest rate swap agreements or bore interest at fixed rates at December 31, 2009 but has interest rate reset features that will change the fixed interest rates to variable rates at certain points in their term. Such debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are currently a net receiver of these currencies (we receive more cash then we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For 2009, we recognized net unrealized foreign currency gains of $1.0 million and net realized foreign currency losses of less than $0.1 million. These gains or losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$94,606	$94,646	$90,355	$87,928	$88,248	$552,777	$1,008,560
British pound sterling	2,031	2,031	2,031	2,077	1,817	35,978	45,965

	$96,637	$96,677	$92,386	$90,005	$90,065	$588,755	$1,054,525

CPA®:15 2009 10-K — 38

Scheduled debt service payments (principal and interest) for the mortgage notes payable for our foreign operations during each of the next five years and thereafter are as follows (in thousands):

Debt service (a) (b)	2010	2011	2012	2013	2014	Thereafter	Total
Euro	$59,220	$83,266	$57,298	$57,159	$215,548	$499,083	$971,574
British pound sterling	4,236	753	748	741	812	10,901	18,191

	$63,456	$84,019	$58,046	$57,900	$216,360	$509,984	$989,765

(a)	Based on the applicable exchange rate at December 31, 2009. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2009.
As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014. In 2014, balloon payments totaling $163.2 million are due on three non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We anticipate that, by 2014, we and our noncontrolling interest partners will seek to refinance certain of these loans or will use existing cash resources to make these payments, if necessary.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2009, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.8 million.
CPA®:15 2009 10-K — 39

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:15 2009 10-K — 40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries (the “Company”) at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 26, 2010
CPA®:15 2009 10-K — 41

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2009	2008
Assets
Investments in real estate:
Real estate, at cost	$2,267,459	$2,306,018
Accumulated depreciation	(281,854)	(238,360)

Net investments in properties	1,985,605	2,067,658
Net investment in direct financing leases	372,636	448,635
Equity investments in real estate	181,771	199,124

Net investments in real estate	2,540,012	2,715,417
Cash and cash equivalents	69,379	112,032
Intangible assets, net	211,734	241,083
Other assets, net	137,963	120,673

Total assets	$2,959,088	$3,189,205

Liabilities and Equity
Liabilities:
Non-recourse debt	$1,678,929	$1,805,397
Accounts payable, accrued expenses and other liabilities	38,431	34,214
Prepaid and deferred rental income and security deposits	78,922	81,064
Due to affiliates	18,303	28,327
Distributions payable	22,698	22,055

Total liabilities	1,837,283	1,971,057

Commitments and contingencies (Note 14)
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 141,748,316 and 138,840,480 shares issued, respectively	142	139
Additional paid-in capital	1,315,521	1,282,826
Distributions in excess of accumulated earnings	(297,779)	(207,949)
Accumulated other comprehensive income	2,201	460

	1,020,085	1,075,476
Less, treasury stock at cost, 15,923,273 and 12,308,293 shares, respectively	(167,907)	(129,233)

Total CPA®:15 shareholders’ equity	852,178	946,243

Noncontrolling interests	269,627	271,905

Total equity	1,121,805	1,218,148

Total liabilities and equity	$2,959,088	$3,189,205

See Notes to Consolidated Financial Statements.
CPA®:15 2009 10-K — 42

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended December 31,
	2009	2008	2007
Revenues
Rental income	$240,915	$240,663	$228,302
Interest income from direct financing leases	38,822	45,610	46,089
Other operating income	7,002	7,761	7,683

	286,739	294,034	282,074

Operating Expenses
Depreciation and amortization	(62,649)	(64,231)	(59,201)
Property expenses	(40,887)	(43,641)	(39,973)
General and administrative	(8,861)	(9,867)	(11,450)
Impairment charges	(49,046)	(1,330)	—

	(161,443)	(119,069)	(110,624)

Other Income and Expenses
Income from equity investments in real estate	4,010	12,460	21,328
Other interest income	2,324	5,463	9,582
Other income and (expenses)	1,282	3,440	8,180
Advisor settlement (Note 13)	—	9,111	—
Interest expense	(102,408)	(110,378)	(109,683)

	(94,792)	(79,904)	(70,593)

Income from continuing operations before income taxes	30,504	95,061	100,857
Provision for income taxes	(4,928)	(6,908)	(5,890)

Income from continuing operations	25,576	88,153	94,967

Discontinued Operations
Income from operations of discontinued properties	498	2,519	7,070
Gain (loss) on sale of real estate	11,125	(67)	22,087
Impairment charges	(7,299)	(39,411)	—

Income (loss) from discontinued operations	4,324	(36,959)	29,157

Net Income	29,900	51,194	124,124
Less: Net income attributable to noncontrolling interests	(30,148)	(22,500)	(36,934)

Net (Loss) Income Attributable to CPA®:15 Shareholders	$(248)	$28,694	$87,190

(Loss) Earnings Per Share
(Loss) income from continuing operations attributable to CPA®:15 shareholders	$(0.01)	$0.42	$0.52
Income (loss) from discontinued operations attributable to CPA®:15 shareholders	0.01	(0.20)	0.16

Net income attributable to CPA®:15 shareholders	$—	$0.22	$0.68

Weighted Average Shares Outstanding	125,834,605	128,588,054	128,918,790

Amounts Attributable to CPA®:15 Shareholders
(Loss) income from continuing operations, net of tax	(810)	54,177	67,426
Income (loss) from discontinued operations, net of tax	562	(25,483)	19,764

Net (loss) income	$(248)	$28,694	$87,190

See Notes to Consolidated Financial Statements.
CPA®:15 2009 10-K — 43

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2009	2008	2007
Net Income	$29,900	$51,194	$124,124
Other Comprehensive Income:
Foreign currency translation adjustment	1,618	(27,915)	27,346
Change in unrealized gain (loss) on marketable securities	925	(1,672)	360
Change in unrealized (loss) gain on derivative instruments	(1,863)	(15,138)	5,982

	680	(44,725)	33,688

Comprehensive Income	30,580	6,469	157,812

Amounts Attributable to Noncontrolling Interests:
Net income	(30,148)	(22,500)	(36,934)
Foreign currency translation adjustment	509	6,682	(10,230)
Change in unrealized loss (gain) on derivative instruments	552	3,339	(1,539)

Comprehensive income attributable to noncontrolling interests	(29,087)	(12,479)	(48,703)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$1,493	$(6,010)	$109,109

See Notes to Consolidated Financial Statements.
CPA®:15 2009 10-K — 44

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2009, 2008 and 2007
(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other		Total
		Common	Paid-in	Accumulated	Comprehensive	Treasury	CPA®: 15	Noncontrolling
	Shares	Stock	Capital	Earnings	Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2007	128,384,187	$133	$1,211,624	$(139,397)	$13,245	$(39,843)	$1,045,762	$275,809	$1,321,571
Shares issued $.001 par, at $10.50 and $11.40 per share, net of offering costs	1,923,280	2	20,661				20,663		20,663
Shares, $.001 par, issued to advisor at $10.50 and $11.40 per share	1,312,012	1	14,956				14,957		14,957
Contributions from noncontrolling interests							—	30,780	30,780
Distributions declared ($0.6691 per share(a))				(96,283)			(96,283)		(96,283)
Distributions to noncontrolling interests							—	(55,261)	(55,261)
Net income				87,190			87,190	36,934	124,124
Other comprehensive income:
Foreign currency translation adjustment					17,116		17,116	10,230	27,346
Change in unrealized gain on marketable securities					360		360		360
Change in unrealized gain on derivative instruments					4,443		4,443	1,539	5,982
Repurchase of shares	(3,098,799)					(32,311)	(32,311)		(32,311)

Balance at December 31, 2007	128,520,680	136	1,247,241	(148,490)	35,164	(72,154)	1,061,897	300,031	1,361,928

Shares issued $.001 par, at $11.40 and $12.20 per share, net of offering costs	1,735,987	2	19,649				19,651		19,651
Shares, $.001 par, issued to advisor at $12.20 per share	1,306,304	1	15,936				15,937		15,937
Contributions from noncontrolling interests							—	11,128	11,128
Distributions declared ($0.6902 per share)				(88,153)			(88,153)		(88,153)
Distributions to noncontrolling interests							—	(51,733)	(51,733)
Net income				28,694			28,694	22,500	51,194
Other comprehensive loss:
Foreign currency translation adjustment					(21,233)		(21,233)	(6,682)	(27,915)
Change in unrealized loss on marketable securities					(1,672)		(1,672)		(1,672)
Change in unrealized loss on derivative instruments					(11,799)		(11,799)	(3,339)	(15,138)
Repurchase of shares	(5,030,784)					(57,079)	(57,079)		(57,079)

Balance at December 31, 2008	126,532,187	139	1,282,826	(207,949)	460	(129,233)	946,243	271,905	1,218,148

Shares issued $.001 par, from $10.93 to $12.20 per share, net of offering costs	1,807,202	2	19,969				19,971		19,971
Shares, $.001 par, issued to advisor at $11.50 per share	1,100,634	1	12,726				12,727		12,727
Contributions from noncontrolling interests							—	18,157	18,157
Distributions declared ($0.7151 per share)				(89,582)			(89,582)		(89,582)
Distributions to noncontrolling interests							—	(49,522)	(49,522)
Net (loss) income				(248)			(248)	30,148	29,900
Other comprehensive income (loss):
Foreign currency translation adjustment					2,127		2,127	(509)	1,618
Change in unrealized gain on marketable securities					925		925		925
Change in unrealized loss on derivative instruments					(1,311)		(1,311)	(552)	(1,863)
Repurchase of shares	(3,614,980)					(38,674)	(38,674)		(38,674)

Balance at December 31, 2009	125,825,043	$142	$1,315,521	$(297,779)	$2,201	$(167,907)	$852,178	$269,627	$1,121,805

(a)	Per share amount excludes a special cash distribution of $0.08 per share declared in December 2007 (Note 15).
See Notes to Consolidated Financial Statements.
CPA®:15 2009 10-K — 45

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash Flows — Operating Activities
Net income	$29,900	$51,194	$124,124
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	65,294	68,815	64,835
Straight-line rent and financing lease adjustments	6,621	5,817	5,465
Income from equity investments in real estate in excess of distributions received	11,244	2,594	(16,988)
Issuance of shares to affiliate in satisfaction of fees due	12,727	15,937	14,957
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	17	(10,278)	(5,753)
Unrealized (gain) loss on foreign currency transactions, derivative instruments and other, net	(1,552)	7,950	(3,741)
Reversal of unrealized gain on warrants	—	—	1,290
Gain on sale of real estate, net	(11,332)	(718)	(22,087)
Impairment charges	56,345	40,741	—
(Increase) decrease in cash held in escrow for operating activities	(4,578)	440	295
Changes in operating assets and liabilities	(4,653)	(1,703)	588

Net cash provided by operating activities	160,033	180,789	162,985

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	7,412	23,130	12,030
Capital expenditures and acquisitions of real estate	(2,379)	(269)	(44,110)
Contributions to equity investments in real estate	—	(26,633)	(95,369)
Funds placed in escrow for construction of real estate	(5,327)	—	—
Proceeds from sale of real estate	9,481	11,966	99,565
Payment of deferred acquisition fees to an affiliate	(6,903)	(8,413)	(10,802)
VAT taxes paid in connection with acquisition of real estate	—	—	(2,336)
VAT taxes recovered in connection with acquisition of real estate	—	—	2,336
Payment to exercise common stock warrants	—	—	(499)
Proceeds from exercise of common stock warrants	—	85	1,580
Repayment (issuance) of loan to affiliate	—	7,569	(7,569)
Release of escrow deposit from proceeds from sale of real estate	—	—	4,754

Net cash provided by (used in) investing activities	2,284	7,435	(40,420)

Cash Flows — Financing Activities
Distributions paid (a)	(88,939)	(98,153)	(85,327)
Distributions paid to noncontrolling interests	(49,522)	(51,733)	(55,261)
Contributions from noncontrolling interests	18,157	11,128	30,780
Proceeds from mortgages	40,497	68,000	42,334
Prepayment of mortgage principal	(14,623)	(88,941)	(4,099)
Scheduled payments of mortgage principal	(92,765)	(42,662)	(54,903)
Deferred financing costs and mortgage deposits, net of deposits refunded	(1,116)	(1,409)	136
Proceeds from issuance of shares, net of costs	19,971	19,651	20,663
Purchase of treasury stock	(38,674)	(57,079)	(32,311)

Net cash used in financing activities	(207,014)	(241,198)	(137,988)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	2,044	(1,845)	7,899

Net decrease in cash and cash equivalents	(42,653)	(54,819)	(7,524)
Cash and cash equivalents, beginning of year	112,032	166,851	174,375

Cash and cash equivalents, end of year	$69,379	$112,032	$166,851

(a)	Includes a special distribution of $10.2 million ($0.08 per share) declared in December 2007 and paid in January 2008.
(Continued)
CPA®:15 2009 10-K — 46

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Supplemental cash flow information (in thousands):

	Years ended December 31,
	2009	2008	2007
Interest paid, net of de minimus amounts capitalized	$103,682	$115,029	$112,422

Income taxes paid	$7,599	$5,974	$2,860

See Notes to Consolidated Financial Statements.
CPA®:15 2009 10-K — 47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated is a publicly owned, non-actively traded REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At December 31, 2009, our portfolio was comprised of our full or partial ownership interest in 354 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 30 million square feet (on a pro rata basis) with an occupancy rate of approximately 98%. We were formed in 2001 and are managed by the advisor.
Note 2. Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity, or VIE, and if we are deemed to be the primary beneficiary under current authoritative accounting guidance. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we control. Entities that we account for under the equity method (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings) include (i) entities that are VIEs and of which we are not deemed to be the primary beneficiary and (ii) entities that are non-VIEs that we do not control but over which we have the ability to exercise significant influence. We will reconsider our determination of whether an entity is a VIE and who the primary beneficiary is if certain events occur that are likely to cause a change in the original determinations.
In determining whether we control a non-VIE, we consider that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity. This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights. If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner must account for its investment in the limited partnership using the equity method of accounting.
We have investments in tenant-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment.
We have several interests in consolidated ventures that have noncontrolling interests with finite lives. As these are not considered to be mandatorily redeemable noncontrolling interests, we have reflected them as Noncontrolling interests in equity in the consolidated financial statements. The carrying value of these noncontrolling interests at December 31, 2009 and 2008 was $31.8 million and $31.2 million, respectively. The fair value of these noncontrolling interests at December 31, 2009 and 2008 was $26.4 million and $27.0 million, respectively.
Out-of-Period Adjustments
During the fourth quarter of 2009, we identified errors in the consolidated financial statements for the years ended December 31, 2002 through the third quarter of 2009. These errors related to foreign currency translation adjustment of amortization of intangible assets on two foreign investments aggregating $1.3 million over the period from 2002 to the third quarter of 2009, inclusive of amounts attributable to noncontrolling interests of $0.6 million. As a result of these errors, net income was understated by less than $0.1 million in 2002 and overstated by $0.1 million in 2003, 2004 and 2005, $0.2 million in 2006, $0.3 million in 2007, $0.4 million in 2008 and $0.2 million during the first three quarters of 2009. These amounts are inclusive of amounts attributable to noncontrolling interests of less than $0.1 million in 2003 and 2004; $0.1 million in 2005 — 2007, $0.2 million in 2008 and $0.1 million during the first three quarters of 2009. We concluded that these adjustments were not material to any prior period’s consolidated financial statements. As such, this cumulative charge was recorded in the statement of operations for the year ended December 31, 2009, rather than restating prior periods.
CPA®:15 2009 10-K — 48

Notes to Consolidated Financial Statements
During the first quarter of 2007, we identified errors in the consolidated financial statements for the years ended December 31, 2005 and 2006. These errors related to accounting for foreign income taxes (aggregating $0.6 million over the period from 2005—2006) and valuation of stock warrants (aggregating $0.5 million in the fourth quarter of 2006) that are accounted for as derivative instruments because of net cash settlement features. As a result of these errors, net income was overstated by $0.1 million in 2005 and $1.0 million in 2006. We concluded that these adjustments were not material to any prior period’s consolidated financial statements. We also concluded that the cumulative charge for the accrual for foreign income taxes and valuation of stock warrants of $1.1 million was not material to the year ended December 31, 2007. As such, this cumulative charge was recorded in the statement of income for the year ended December 31, 2007, rather than restating prior periods.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the adoption of accounting guidance for noncontrolling interests during the year ended December 31, 2009, as well as the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
Purchase Price Allocation
When we acquire properties accounted for as operating leases, we allocate the purchase costs to the tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of the tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-market and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values. See Real Estate Leased to Others and Depreciation below for a discussion of our significant accounting policies related to tangible assets. We include the value of below-market leases in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using third party appraisals or our estimates. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. At December 31, 2009 and 2008, our cash and cash equivalents were held in the custody of several financial institutions, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
CPA®:15 2009 10-K — 49

Notes to Consolidated Financial Statements
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 8) and equity securities, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of Other comprehensive income (“OCI”) until realized.
Other Assets and Other Liabilities
We include escrow balances and tenant security deposits held by lenders, restricted cash balances, accrued rents and interest receivable, common stock warrants and derivative instruments, marketable securities and deferred charges in Other assets. We include deferred rental income, derivative instruments and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the three calendar years following the date a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2009, 2008 and 2007, although we are legally obligated for the payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of $28.3 million, $28.9 million and $29.0 million, respectively.
We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area (Note 10). Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached.
We account for leases as operating or direct financing leases as described below:
Operating leases — We record real estate at cost less accumulated depreciation; we recognize future minimum rental revenue on a straight-line basis over the term of the related leases and charge expenses (including depreciation) to operations as incurred (Note 4).
Direct financing method — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (14 lessees represented 62% of lease revenues during 2009), we believe that it is necessary to evaluate the collectibility of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
CPA®:15 2009 10-K — 50

Notes to Consolidated Financial Statements
Acquisition Costs
We adopted the FASB’s revised guidance for business combinations on January 1, 2009. The revised guidance establishes principles and requirements for how the acquirer in a business combination must recognize and measure in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the entity acquired, and goodwill acquired in a business combination. Additionally, the revised guidance requires that an acquiring entity must immediately expense all acquisition costs and fees associated with a business combination, while such costs are capitalized for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. For those investments that are not deemed to be a business combination, the revised guidance is not expected to have a material impact on our consolidated financial statements. Historically, we have not acquired investments that would be deemed a business combination under the revised guidance. In connection with a build-to-suit transaction that we entered into during 2009, which was deemed to be a real estate acquisition, we capitalized acquisition-related costs and fees totaling $0.2 million.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties or improvements, which range from 2.5 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
Impairments
We periodically assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
Real Estate
For real estate assets in which an impairment indicator is identified, we follow a two-step process to determine whether an asset is impaired and to determine the amount of the charge. First, we compare the carrying value of the property to the future net undiscounted cash flow that we expect the property will generate, including any estimated proceeds from the eventual sale of the property. The undiscounted cash flow analysis requires us to make our best estimate of market rents, residual values and holding periods. Depending on the assumptions made and estimates used, the future cash flow projected in the evaluation of long-lived assets can vary within a range of outcomes. We consider the likelihood of possible outcomes in determining the best possible estimate of future cash flows. If the future net undiscounted cash flow of the property is less than the carrying value, the property is considered to be impaired. We then measure the loss as the excess of the carrying value of the property over its estimated fair value, as determined using market information. In cases where the available market information is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each asset to determine an estimated fair value.
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
CPA®:15 2009 10-K — 51

Notes to Consolidated Financial Statements
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is significant and/or has lasted for an extended period of time. We review the underlying cause of the decline in value and the estimated recovery period, as well as the severity and duration of the decline, to determine if the decline is other-than-temporary. In our evaluation, we consider our ability and intent to hold these investments for a reasonable period of time sufficient for us to recover our cost basis. We also evaluate the near-term prospects for each of these investments in relation to the severity and duration of the decline. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security.
Assets Held for Sale
We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 17).
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (b) the estimated fair value at the date of the subsequent decision not to sell.
We recognize gains and losses on the sale of properties when, among other criteria, the parties are bound by the terms of the contract, all consideration has been exchanged and all conditions precedent to closing have been performed. At the time the sale is consummated, a gain or loss is recognized as the difference between the sale price, less any selling costs, and the carrying value of the property.
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currencies are the Euro and the British Pound Sterling. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of OCI in equity. At December 31, 2009 and 2008, the cumulative foreign currency translation adjustment gain was $8.4 million and $6.3 million, respectively.
CPA®:15 2009 10-K — 52

Notes to Consolidated Financial Statements
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. Investments in international equity investments in real estate are funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of intercompany subordinated debt with scheduled principal repayments, are included in the determination of net income. We recognized unrealized gains from such transactions of $1.0 million, unrealized losses of $5.2 million and unrealized gains of $2.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009, 2008 and 2007, we recognized realized losses of less than $0.1 million and realized gains of $6.4 million and $3.8 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
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
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.
(Loss) Earnings Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, (loss) earnings per share, as presented, represents both basic and dilutive per-share amounts for all periods presented in the consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.
Future Accounting Requirements
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. These amendments require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amendments change the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, they require an ongoing reconsideration of the primary beneficiary and provide a framework for the events that trigger a reassessment of whether an entity is a VIE. This guidance is effective for us beginning January 1, 2010. We are currently assessing the potential impact that the adoption of the new guidance will have on our financial position and results of operations.
CPA®:15 2009 10-K — 53

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
Asset Management and Performance Fees
Under the advisory agreement, we pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2009, 2008 and 2007, the advisor elected to receive its asset management fees in cash. For 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares of our common stock, with the remaining 20% payable in cash. For 2008 and 2007, the advisor elected to receive all of its performance fees in restricted shares of our common stock. We incurred base asset management fees of $14.4 million, $15.9 million and $15.5 million in 2009, 2008 and 2007, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At December 31, 2009, the advisor owned 8,146,624 shares (6.5%) of our common stock.
Transaction Fees
Under the advisory agreement, we also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date a property was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 6% per year. During 2009, 2008 and 2007, we incurred current acquisition fees of $0.1 million, $0.5 million and $6.2 million, respectively, and deferred acquisition fees of $0.1 million, $0.4 million and $4.9 million, respectively. Unpaid installments of deferred acquisition fees totaled $7.2 million and $14.1 million at December 31, 2009 and 2008, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $6.9 million, $8.4 million and $10.8 million in cash to the advisor in January 2009, 2008 and 2007, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.1 million and $0.3 million in 2009 and 2008, respectively. No such mortgage refinancing fees were paid during 2007.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $6.2 million and $6.1 million at December 31, 2009 and 2008, respectively.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $3.1 million, $3.3 million and $4.0 million during 2009, 2008 and 2007, respectively, which are included in General and administrative expenses in the consolidated financial statements.
CPA®:15 2009 10-K — 54

Notes to Consolidated Financial Statements
The advisor is obligated to reimburse us for the amount by which our operating expenses exceed the 2%/25% guidelines (the greater of 2% of average invested assets or 25% of net income) as defined in the advisory agreement for any twelve-month period. If in any year our operating expenses exceed the 2%/25% guidelines, the advisor will have an obligation to reimburse us for such excess, subject to certain conditions. If our independent directors find that the excess expenses were justified based on any unusual and nonrecurring factors that they deem sufficient, the advisor may be paid in future years for the full amount or any portion of such excess expenses, but only to the extent that the reimbursement would not cause our operating expenses to exceed this limit in any such year. We will record any reimbursement of operating expenses as a liability until any contingencies are resolved and will record the reimbursement as a reduction of asset management and performance fees at such time that a reimbursement is fixed, determinable and irrevocable. Our operating expenses have not exceeded the amount that would require the advisor to reimburse us.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. Under the terms of an agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.8 million during 2009 and $0.9 million during 2008 and 2007. Based on gross revenues through December 31, 2009, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
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
In August 2007, a venture in which we hold a 47% interest borrowed $8.7 million from the advisor in order to facilitate the defeasance of its existing non-recourse mortgage obligation. The loan was repaid with de minimis interest in September 2007.
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	December 31,
	2009	2008
Land	$521,308	$543,027
Building	1,746,151	1,762,991
Less: Accumulated depreciation	(281,854)	(238,360)

	$1,985,605	$2,067,658

See Note 11 for a discussion of impairment charges incurred during 2009 and 2008, respectively.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable operating leases are as follows (in thousands):

Years ending December 31,
2010	$246,216
2011	246,138
2012	240,986
2013	237,668
2014	222,245
Thereafter through 2027	1,446,425
There was no percentage rent revenue for operating leases in 2009, 2008 and 2007, respectively.
CPA®:15 2009 10-K — 55

Notes to Consolidated Financial Statements
Note 5. Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2009	2008
Minimum lease payments receivable	$595,936	$737,431
Unguaranteed residual value	286,478	354,502

	882,414	1,091,933
Less: unearned income	(509,778)	(643,298)

	$372,636	$448,635

See Note 11 for a discussion of impairment charges incurred during 2009 and 2008, respectively.
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases are as follows (in thousands):

Years ending December 31,
2010	$39,232
2011	39,337
2012	39,179
2013	36,822
2014	36,535
Thereafter through 2033	404,831
Percentage rent revenue for direct financing leases was $0.4 million in each of 2009, 2008 and 2007.
Dispositions of Net Investments in Direct Financing Leases
2009 — In April 2009, Shires Limited filed for bankruptcy and subsequently vacated four of the six properties it leased from us in the United Kingdom and Ireland. As a result, beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan and used proceeds of $3.6 million drawn from a letter of credit provided by Shires Limited to prepay a portion of the mortgage loan. In September 2009, we sold one of the properties to a third party for $1.0 million and recognized a loss on the sale of $2.1 million. We used the sale proceeds to prepay a further portion of the outstanding mortgage loan balance. In October 2009, we returned the remaining five properties to the lender in exchange for the lenders’ agreement to relieve us of all obligations under the related non-recourse mortgage loan. These five properties and related mortgage loan had carrying values of $13.7 million and $13.4 million, respectively, at the date of disposition, excluding impairment charges totaling $19.6 million recognized during 2009 (Note 11). We recognized gains on disposition of real estate and extinguishment of debt of $1.1 million and $1.0 million, respectively, in 2009 in connection with the disposition of these properties. Included in the gain on extinguishment of debt of $1.0 million is the recognition of a gain of $1.4 million related to the write off an interest rate swap related to the debt (Note 10).
In addition, during 2009, we sold two properties that were accounted for as net investments in direct financing leases to third parties for $4.4 million, net of selling costs, and recognized a net loss of less than $0.1 million on the sale, excluding impairment charges totaling $1.5 million recognized during 2009 (Note 11).
2008 — In September 2008, we agreed to terminate a master net lease with Warehouse Associates, Inc. at two properties that were accounted for as net investments in direct financing leases and sold the properties to a third party in December 2008 for $6.8 million, net of selling costs. We recognized a loss of $0.2 million on the sale, excluding an impairment charge of $4.0 million. In connection with the sale, we used a significant portion of the sale proceeds to prepay the existing $7.5 million non-recourse mortgage debt and incurred prepayment penalties of $0.3 million. As a result of the lease termination, these properties were reclassified as Real estate, net in 2008 and their results of operations for the period from the date of the lease termination through the date of disposition are included in Income (loss) from discontinued operations (Note 17).
In October 2008, we sold a property that was accounted for as a net investment in direct financing lease for $4.1 million, net of selling costs, for a gain of $0.8 million. In connection with the sale, we used the sale proceeds to prepay an existing $4.1 million non-recourse mortgage loan that was collateralized by the sold property and a property that we retained. We incurred prepayment penalties of $0.3 million as a result of this prepayment.
CPA®:15 2009 10-K — 56

Notes to Consolidated Financial Statements
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control, including a 64% tenant-in-common interest in a venture (Note 2). All of the underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus fundings).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest at	Carrying Value at December 31,
Lessee	December 31, 2009	2009	2008
Marriott International, Inc.	47%	$66,813	$68,933
Schuler A.G. (a)	34%	46,031	45,607
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)(b)	38%	18,306	23,126
The Upper Deck Company (c)	50%	11,527	11,668
PETsMART, Inc.	30%	8,689	8,920
Hologic, Inc.	64%	8,424	8,523
The Talaria Company (Hinckley)	30%	7,809	7,731
Del Monte Corporation	50%	6,343	7,024
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (d)	33%	5,825	8,592
Builders FirstSource, Inc.	40%	1,592	1,737
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (e)	50%	412	7,263

		$181,771	$199,124

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(c)	We recognized other-than-temporary impairment charges of $0.7 million and $0.9 million in connection with this venture during 2009 and 2008, respectively, to reduce the carrying amount of our investment to reflect the fair value of our share of the venture’s net assets (Note 11).

(d)	We acquired our interest in this investment in August 2008. We recognized other-than-temporary impairment charges totaling $3.8 million in connection with this venture during 2009 (Note 11). See Acquisitions of Equity Investments in Real Estate below for developments related to these tenants during 2008 and 2009.

(e)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. Both tenants ceased making rent payments during the second quarter of 2009, and as a result, we suspended the debt service payments on both of the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms. We recognized other-than-temporary impairment charges totaling $5.8 million, $0.4 million and $2.4 million in connection with these ventures during 2009, 2008 and 2007, respectively (Note 11).
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2009	2008
Assets	$1,283,688	$1,347,755
Liabilities	(601,457)	(621,078)

Partners’ and members’ equity	$682,231	$726,677

CPA®:15 2009 10-K — 57

Notes to Consolidated Financial Statements

	Years ended December 31,
	2009	2008	2007
Revenue	$118,713	$116,064	$96,765
Expenses	(59,002)	(56,847)	(48,202)
Impairment charges (a)	(34,157)	—	—
Gain on sale of real estate (b)	—	—	31,317

Net income	$25,554	$59,217	$79,880

(a)	Represents impairment charges incurred by several ventures to reduce the carrying value of net investments in properties to their estimated fair values and to reflect declines in the estimated residual values of net investments in direct financing leases. See Note 11 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate during 2009, 2008 and 2007, respectively. Other-than-temporary impairment charges on equity investments in real estate are calculated using a different method than impairment charges related to net investments in properties and net investments in direct financing leases. See Impairments in Note 2 for an explanation of each method.

(b)	Reflects gain on sale of a property by a venture that leases properties to Marriott International Inc. In August 2007, this venture, which owned 13 properties at that date and in which we and an unaffiliated third party hold 47% and 53% interests, respectively, sold a property for $43.3 million, net of selling costs and recorded a gain on the sale of $31.3 million. Concurrent with the sale, the venture defeased the existing non-recourse mortgage obligation of $46.9 million collateralized by all 13 properties and incurred a charge for prepayment penalties and related costs totaling $5.1 million. In order to facilitate the defeasance, this venture borrowed $8.7 million from the advisor in August 2007 which it repaid in September 2007. In addition, the venture’s existing lease was restructured to, among other things, extend the term and increase the rent payable under the lease. Separate financial statements for this venture are included herein.
We recognized income from equity investments in real estate of $4.0 million, $12.5 million and $21.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Income from equity investments in real estate represents our share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Acquisition of Equity Investments in Real Estate
2008 — In August 2008, a venture in which we and an affiliate hold 33% and 67% interests, respectively, acquired an equity investment in Germany at a total cost (not our proportionate share) of $57.8 million. The venture leased properties to two tenants, Wagon Automotive GmbH and Wagon Automotive Nagold GmbH, under net leases that were guaranteed by the tenants’ parent company, Wagon PLC. The venture obtained non-recourse mortgage financing of $29.3 million at a fixed annual interest rate of 6.2% and a term of seven years. We account for this investment under the equity method of accounting as we do not have a controlling interest but exercise significant influence.
In December 2008, Wagon PLC filed for bankruptcy protection in the United Kingdom for itself and certain of its subsidiaries based in the United Kingdom, and Wagon Automotive GmbH filed for bankruptcy in Germany. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit it at a significantly reduced rate, while new lease terms are being negotiated but is operating under the protection of the insolvency administrator as of the date of this Report. In October 2009, the venture terminated the existing lease with Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, and signed a new lease on substantially the same terms. In connection with the bankruptcy filings by Wagon PLC and Wagon Automotive GmbH, the lender of the mortgage financing has sent the venture a notice in order to preserve its right to retain any rent payments that may be made under the leases, as well as to take further actions, including accelerating the debt and foreclosure. The lender has not exercised any of these rights as of the date of this Report. As a result of these events, we recognized other-than-temporary impairment charges totaling $3.8 million in connection with these ventures during 2009 (Note 11).
CPA®:15 2009 10-K — 58

Notes to Consolidated Financial Statements
Note 7. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $306.3 million, which are being amortized over periods ranging from seven years and four months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Intangibles are summarized as follows (in thousands):

	December 31,
	2009	2008
Lease intangibles
In-place lease	$192,735	$205,175
Tenant relationship	32,801	36,653
Above-market rent	100,600	101,449
Less: accumulated amortization	(114,402)	(102,194)

	$211,734	$241,083

Below-market rent	$(19,793)	$(25,616)
Less: accumulated amortization	3,803	5,641

	$(15,990)	$(19,975)

Net amortization of intangibles, including the effect of foreign currency translation, was $22.6 million, $23.1 million and $23.2 million for 2009, 2008 and 2007, respectively. Based on the intangibles recorded at December 31, 2009, scheduled annual net amortization of intangibles for each of the next five years is expected to be $21.0 million in 2010, $20.6 million in 2011, $19.7 million in 2012, $19.5 million in 2013 and $18.5 million in 2014.
During 2008, we wrote off intangible assets totaling $3.5 million in connection with a lease termination at a property.
Note 8. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the CCMT mortgage securitization as an available-for-sale marketable security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated OCI in equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch Inc., had an estimated fair value of $0.6 million and $1.3 million at December 31, 2009 and 2008, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $9.1 million and $7.8 million at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, the total estimated fair value of our interest was $9.7 million and $9.1 million, respectively, and reflected an aggregate unrealized loss of $0.3 million and $1.3 million, respectively, and cumulative net amortization of $1.9 million and $1.6 million, respectively. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One of the key variables in determining the fair value of the subordinated interest is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at December 31, 2009 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	December 31, 2009	change	change
Fair value of our interest in CCMT	$9,731	$9,515	$9,305
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
CPA®:15 2009 10-K — 59

Notes to Consolidated Financial Statements
Note 9. Fair Value Measurements
In September 2007, the FASB issued authoritative guidance for using fair value to measure assets and liabilities, which we adopted as required on January 1, 2008, with the exception of nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, which we adopted as required on January 1, 2009. In April 2009, the FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, which we adopted as required in the second quarter of 2009. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain marketable securities.
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 and 2008 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$36,652	$36,652	$—	$—
Debt/equity securities	9,865	—	—	9,865
Derivative assets	2,380	—	580	1,800

	$48,897	$36,652	$580	$11,665

Liabilities:
Derivative liabilities	$(8,396)	$—	$(8,396)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$73,194	$73,194	$—	$—
Debt/equity securities	9,188	—	—	9,188
Derivative assets	1,305	—	5	1,300

	$83,687	$73,194	$5	$10,488

Liabilities:
Derivative liabilities	$(5,551)	$—	$(5,551)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.
CPA®:15 2009 10-K — 60

Notes to Consolidated Financial Statements

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Debt/Equity	Derivative	Total	Debt/Equity	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
	Year ended December 31, 2009			Year ended December 31, 2008
Beginning balance	$9,188	$1,300	$10,488	$11,212	$1,379	$12,591
Total gains or losses (realized and unrealized):
Included in earnings	43	511	554	(4)	(79)	(83)
Included in other comprehensive income	925	—	925	(1,672)	—	(1,672)
Amortization and accretion	(291)		(291)	(348)	—	(348)
Purchases, issuances, and settlements	—	(11)	(11)	—	—	—

Ending balance	$9,865	$1,800	$11,665	$9,188	$1,300	$10,488

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$43	$500	$543	$(4)	$(79)	$(83)

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying value and fair value (in thousands):

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,678,929	$1,616,587	$1,805,397	$1,685,820
Debt/equity securities (a)	10,167	9,865	10,410	9,188

(a)	Carrying value represents historical cost for debt and equity securities.
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2009 and 2008.
Items Measured at Fair Value on a Non-Recurring Basis
At December 31, 2009, we performed our quarterly assessment of the value of our real estate investments in accordance with current authoritative accounting guidance. We determine the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. Actual results may differ materially if market conditions or the underlying assumptions change. See Note 11 for a discussion of impairment charges incurred during the years ended December 31, 2009, 2008 and 2007, respectively.
CPA®:15 2009 10-K — 61

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2009 and 2008, respectively. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2009		Year ended December 31, 2008
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$79,556	$31,079	$33,555	$39,411
Net investments in direct financing leases	56,587	25,234	75,377	1,330
Equity investments in real estate	16,685	10,284	15,544	1,310
Intangible assets	3,175	103	—	—

	$156,003	$66,700	$124,476	$42,051

Liabilities:	$(901)	$(71)	$—	$—

Intangible liabilities	$(901)	$(71)	$—	$—

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
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
Use of Derivative Financial Instruments
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
CPA®:15 2009 10-K — 62

Notes to Consolidated Financial Statements
The following table sets forth our derivative instruments at December 31, 2009 and 2008 (in thousands):

		Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Balance Sheet Location	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate cap	Other assets	$1	$5	$—	$—
Interest rate swaps	Other assets or Other liabilities	579	—	(8,396)	(5,551)

		580	5	(8,396)	(5,551)

Derivatives not designated as hedging instruments
Stock warrants	Other assets	1,800	1,300	—	—

Total derivatives		$2,380	$1,305	$(8,396)	$(5,551)

The following tables present the impact of derivative instruments on, and their location within, the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2009	2008	2007
Interest rate cap	$(4)	$(38)	$—
Interest rate swaps (a)	1,867	(15,100)	5,982

Total	$1,863	$(15,138)	$5,982

		Amount of Gain (Loss) Recognized in Income on Derivatives
		(Ineffective Portion and Amount Excluded
		from Effectiveness Testing)
Derivatives in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2009	2008	2007
Interest rate swap (b) (c)	Other income and (expenses)	$1,384	$1,076	$—
Interest rate swap (d)	Interest expense	(1,149)	—	—
Interest rate cap	Interest expense	8	—	—

Total		$243	$1,076	$—

(a)	For the years ended December 31, 2009, 2008 and 2007, unrealized losses of $0.6 million and $3.3 million and unrealized gains of $1.5 million, respectively, were attributable to noncontrolling interests.

(b)	In October 2009, we turned over five properties formerly leased to Shires Limited to the lender in exchange for the lenders’ agreement to relieve of us of all obligations under the related non-recourse mortgage loan (Note 11). In connection with this transaction, we wrote off an interest rate swap related to the debt and recognized a gain of $1.4 million.

(c)	In April 2008, we unwound an interest rate swap with a notional value of $31.6 million as of the date of termination, inclusive of noncontrolling interest of $7.9 million, and obtained a new interest rate swap with a notional value of $26.5 million at that date, inclusive of noncontrolling interest of $6.6 million. In connection with the interest rate swap termination, we received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million, both of which are inclusive of noncontrolling interest of $0.3 million.

(d)	During 2009, we determined that an interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our suspension of debt service payments in July 2009. As a result, we wrote off the ineffective portion of this derivative.
CPA®:15 2009 10-K — 63

Notes to Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007, no gains or losses were reclassified from OCI into income related to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2009	2008	2007
Stock warrants (a)	Other income and (expenses)	$511	$7	$(247)

Total		$511	$7	$(247)

(a)	Losses incurred in 2007 include the reversal of unrealized gains recognized in prior periods and an out-of-period adjustment of $0.5 million recognized during the first quarter of 2007 (Note 2). We reversed the unrealized gains in connection with a tenant’s merger transaction during 2007, prior to which it redeemed its outstanding warrants, including ours. In connection with the sale of securities related to this warrant exercise, we received net cash proceeds of $1.1 million and realized a gain of $1.0 million in 2007.
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
The interest rate swap and interest rate cap derivative instruments that we had outstanding at December 31, 2009 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective		Effective	Expiration	Fair Value at
	Type	Amount (a)	Interest Rate (b)		Date	Date	December 31, 2009 (a)
3-Month Euribor (d)	“Pay-fixed” swap	$135,695	5.6%		7/2006	7/2016	$(6,602)
3-Month Euribor (d)	“Pay-fixed” swap	12,893	5.0%		4/2007	7/2016	(627)
3-Month Euribor (d)	“Pay-fixed” swap	22,619	5.6%		4/2008	10/2015	(1,101)
1-Month LIBOR (d)	Interest rate cap	33,502	5.0	%(c)	12/2008	12/2010	1
3-Month LIBOR (d)	“Pay-fixed” swap	21,748	5.9%		5/2009	3/2019	579
1-Month LIBOR	“Pay-fixed” swap	3,461	6.5%		8/2009	9/2012	(66)

							$(7,816)

(a)	Amounts are based upon the applicable exchange rate at December 31, 2009, where applicable.

(b)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(c)	The applicable interest rate of the related debt of 4.0% was below the interest rate cap at December 31, 2009.

(d)	Inclusive of noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $79.6 million and $1.7 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
CPA®:15 2009 10-K — 64

Notes to Consolidated Financial Statements
Embedded Credit Derivatives
In April 2007 and August 2008, we acquired interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at December 31, 2009 and 2008 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of $1.0 million and $2.1 million respectively. For 2009 and 2008, these derivatives generated total unrealized losses of $1.1 million and $4.8 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2009, we estimate that an additional $5.1 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $1.5 million.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on any of our indebtedness. At December 31, 2009, we have not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $8.4 million at December 31, 2009, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $10.2 million, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million.
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
At December 31, 2009, our directly owned real estate properties were located in the U.S. (69%), with California (10%) representing the only domestic concentration, and in Europe (31%), with France (10%) representing the only international concentration. In addition, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 11% of lease revenue in 2009, inclusive of noncontrolling interest. At December 31, 2009, our directly owned real estate properties contained significant concentrations in the following asset types: office (27%), industrial (18%), retail (16%), warehouse/distribution (14%), and self-storage (12%); and in the following tenant industries: retail trade (21%) and electronics (15%).
At December 31, 2009, we had several tenants in consolidated investments and in equity investments in real estate that were in various stages of the bankruptcy process, including two that terminated their leases in bankruptcy proceedings or liquidation proceedings. For those tenants in consolidated investments, we recognized lease revenues of $3.0 million, $4.6 million and $2.4 million in the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009 and 2008, we incurred impairment charges totaling $20.8 million and less than $0.1 million, respectively, related to these properties (Note 11). For those tenants of equity investments in real estate, we recognized net losses from equity investments of $10.7 million, $1.2 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, inclusive of our recognition of other-than-temporary impairment charges of $9.6 million, $0.4 million and $2.4 million recognized in 2009, 2008 and 2007, respectively (Note 11). These consolidated and equity investments had an aggregate carrying value of $29.0 million and $59.3 million at December 31, 2009 and 2008, respectively.
Included in the investments described above are tenants of two unconsolidated ventures in real estate that have stopped making rent payments. As a result of their non-compliance with the terms of their leases, beginning in July 2009 the ventures suspended debt service payments on the related non-recourse mortgage loans. In addition, during 2009 we suspended debt service payments on two non-recourse mortgage loans related to two consolidated investments where the tenants had stopped making rent payments as a result of their bankruptcy proceedings. In October 2009, we returned these two consolidated investments to the lenders in exchange for the lenders’ agreement to relieve of us of all obligations under the related mortgage loans, as further described in Note 11. These investments had an aggregate carrying value and outstanding mortgage loan balance of $28.2 million and $28.3 million, respectively, at the date of disposition. We recognized aggregate gains on the disposition of real estate and the extinguishment of debt of $1.4 million and $1.6 million, respectively, in connection with these dispositions. These gains are included in Other income and (expenses) and Discontinued operations in the consolidated financial statements (Notes 11 and 17). One of these tenants was operating under bankruptcy protection at the date of disposition and the second had previously rejected our lease in bankruptcy court.
CPA®:15 2009 10-K — 65

Notes to Consolidated Financial Statements
Note 11. Impairment Charges
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during 2009, 2008 and 2007 (in thousands):

	Years ended December 31,
	2009	2008	2007
Net investments in properties (a)	$23,812	$—	$—
Net investment in direct financing lease	25,234	1,330	—

Total impairment charges included in expenses	49,046	1,330	—
Equity investments in real estate (b)	10,284	1,310	2,408

Total impairment charges included in income from continuing operations	59,330	2,640	2,408
Impairment charges included in discontinued operations (c)	7,299	39,411	—

Total impairment charges	$66,629	$42,051	$2,408

(a)	Includes impairment charges recognized on intangible assets and liabilities related to net investments in properties (Note 9). Inclusive of amounts attributable to noncontrolling interests totaling $4.4 million.

(b)	Impairment charges on our equity investments are included in Income from equity investments in real estate in our consolidated statements of operations.

(c)	For 2008, inclusive of amounts attributable to noncontrolling interests of $7.6 million.
Impairment charges recognized during 2009 were as follows:
Shires Limited
During 2009 and 2008, we recognized impairment charges of $19.6 million and $0.7 million to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values. In April 2009, Shires Limited filed for bankruptcy and subsequently vacated four of the six properties it leased from us in the United Kingdom and Ireland. As a result, beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan and used proceeds of $3.6 million drawn from a letter of credit provided by Shires Limited to prepay a portion of the mortgage loan. In September 2009, we sold one of the properties to a third party for $1.0 million and recognized a loss on the sale of $2.1 million. We used the sale proceeds to prepay a further portion of the outstanding mortgage loan balance. In October 2009, we turned over the remaining five properties to the lender in exchange for the lenders’ agreement to relieve of us of all obligations under the related mortgage loan. These five properties and related mortgage loan had carrying values of $13.7 million and $13.4 million, respectively, at the date of disposition. In connection with the disposition of these properties, we recognized gains on the disposition of real estate and extinguishment of debt of $1.1 million and $1.0 million, respectively, in 2009, which are included in Other income and (expenses) in the consolidated financial statements. Prior to their disposition, substantially all of these properties were classified as Net investments in direct financing leases in the consolidated financial statements.
Lindenmaier A.G.
During 2009 and 2008, we recognized impairment charges of $12.3 million and less than $0.1 million, respectively, related to two German properties where the tenant, Lindenmaier A.G., filed for bankruptcy in April 2009. These balances are inclusive of amounts attributable to noncontrolling interests of $4.1 million and less than $0.1 million, respectively. In July 2009, we entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income than the original lease through February 2010, when it converted to a month-to-month agreement. We calculated the estimated fair value of these properties based on a discounted cash flow analysis. During 2009, these properties were reclassified from Net investment in direct financing lease to Net investments in properties in the consolidated financial statements.
Advanced Accessory Systems LLC
During 2009, we recognized an impairment charge of $8.4 million on a domestic property formerly leased to Advanced Accessory Systems, LLC to reduce its carrying value of $11.3 million to its estimated fair value of $2.9 million. Advanced Accessory Systems entered into liquidation proceedings and vacated the property during the first half of 2009. The lender of the related non-recourse mortgage debt related to this property holds escrow deposits previously funded by Advanced Accessory Systems, including a security deposit, that are being used to fund debt service payments. We anticipate that these deposits will be fully depleted during the first half of 2010, and have entered into negotiations with the lender to turn this property over to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. If this transaction were to take place, we expect that we would recognize a gain on the disposition of the property, as the carrying value of the debt, $6.3 million, exceeds the property’s $2.9 million carrying value. We calculated the estimated fair value of this property based on management’s consideration of cash flow projections and data provided by external brokers. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
CPA®:15 2009 10-K — 66

Notes to Consolidated Financial Statements
Innovate Holdings Limited
During 2009, we recognized impairment charges of $7.3 million related to a property in the United Kingdom formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court and vacated the property. Beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan, and in October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The property and related mortgage loan had carrying values of $14.4 million and $15.0 million, respectively, at the date of disposition. In connection with this disposition, we recognized gains on the disposition of real estate and extinguishment of debt of $0.3 million and $0.6 million, respectively, in 2009, which, together with the impairment charges, are included in Discontinued operations in the consolidated financial statements.
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
We recognized other-than-temporary impairment charges of $5.8 million, $0.4 million and $2.4 million during 2009, 2008 and 2007, respectively, to reflect declines in the estimated fair value of two ventures’ underlying net assets in comparison with the carrying value of our interest in the ventures. The ventures lease properties in Germany to Görtz & Schiele GmbH & Co. and in the U.S. to Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants ceased making rent payments during the second quarter of 2009, and as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH
During 2009, we recognized other-than-temporary impairment charges of $3.8 million to reduce the carrying value of a venture to the estimated fair value of its underlying net assets. The venture leases properties in Germany to Waldaschaff Automotive GmbH (the successor entity to Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 and Waldaschaff Automotive GmbH has been paying rent to us, albeit it at a significantly reduced rate, while new lease terms are being negotiated. As of the date of this Report, Waldaschaff Automotive is operating under protection of the insolvency administrator. In October 2009, the venture also terminated the existing lease with Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, and signed a new lease on substantially the same terms. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
Other
We perform an annual valuation of our assets that is based in part on third party appraisals. In connection with this valuation, during 2009, we recognized impairment charges totaling $5.9 million on several net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties. In addition, we recognized impairment charges totaling $2.0 million on three domestic properties to reduce their carrying values to the estimated sale prices. Two of these properties, which were classified as Net investments in direct financing leases in the consolidated financial statements, were sold during the fourth quarter of 2009 for aggregate sales proceeds of $4.4 million, net of selling costs. We recognized an aggregate net loss of less than $0.1 million in connection with the sale of these properties, which is included in Other income and (expenses) in the consolidated financial statements. The third property is classified as Net investment in properties in the consolidated financial statements.
We also recognized an other-than-temporary impairment charge of $0.7 million to reduce the carrying value of a venture to the estimated fair value of the venture’s underlying net assets. During 2008, we recognized an other-than-temporary impairment charge of $0.9 million in connection with this investment.
In addition, during 2009 we recognized an impairment charge of $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.3 million, on a property leased to Thales S.A. to reduce its carrying value to its estimated fair value. We calculated the estimated fair value of this property based on a discounted cash flow analysis.
CPA®:15 2009 10-K — 67

Notes to Consolidated Financial Statements
Impairment charges recognized during 2008 were as follows:
Thales S.A.
During 2008, we recognized impairment charges of $35.4 million, inclusive of amounts attributable to noncontrolling interests of $7.6 million, on two vacant French properties leased to Thales S.A. to reduce their carrying values to the estimated fair value. We calculated the estimated fair value of these properties based on a discounted cash flow analysis. We sold these properties during 2009. The results of operations of these properties are included in Discontinued operations in the consolidated financial statements. See Note 17 for additional information on these properties.
Warehouse Associates, Inc.
During 2008, we agreed to terminate a master net lease at two properties that were accounted for as net investments in direct financing leases and sold the properties to a third party in December 2008 for $6.8 million, net of selling costs. Prior to the sale, we recognized an impairment charge of $4.0 million to reduce the properties’ carrying values to their estimated sale price, net of selling costs. As a result of the lease termination, these properties were reclassified as Net investments in properties in 2008 and their results of operations for the period from the date of the lease termination through the date of disposition are included in Discontinued operations in the consolidated financial statements. See Note 5 and Note 17 for additional information on these properties.
Other
During 2008, in addition to the other-than-temporary impairment charges of $0.7 million, less than $0.1 million and $0.4 million described above in Shires Limited, Lindenmaier A.G. and Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., respectively, we recognized impairment charges totaling $0.6 million on three properties accounted for as net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual values, as determined by our annual third party valuation of our real estate. We also recognized other-than-temporary impairment charges of $0.9 million related to an equity investment in real estate to reduce its carrying value to the estimated fair value of the venture’s underlying net assets.
Impairment charges recognized during 2007 were as follows:
During 2007, we recognized other-than-temporary impairment charges totaling $2.4 million as described in Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. above.
Note 12. Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $2.3 billion at December 31, 2009. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.3% to 10.0% and variable annual rates ranging from 4.0% to 5.9%, with maturity dates ranging from 2010 to 2026 at December 31, 2009.
Scheduled debt principal payments during each of the next five years following December 31, 2009 and thereafter are as follows (in thousands):

Years ending December 31,	Total Debt
2010	$80,771
2011	111,273
2012	180,744
2013	148,260
2014	384,842
Thereafter through 2026	773,039

Total	$1,678,929

Financing Activity
2009 — We refinanced maturing non-recourse mortgage loans of $34.1 million with new non-recourse financing of $37.0 million at a weighted average annual interest rate and term of up to 6.3% and 7.9 years, respectively. In addition, we obtained additional non-recourse mortgage financing of $3.3 million in connection with a build-to-suit project at a fixed annual interest rate and term of 4.6% and 5.5 years, respectively.
CPA®:15 2009 10-K — 68

Notes to Consolidated Financial Statements
2008 — We refinanced maturing non-recourse mortgage loans of $76.7 million with new non-recourse financing of $68.0 million at a weighted average annual interest rate and term of up to 8.0% and 5.6 years, respectively, inclusive of amounts attributable to noncontrolling interests of $28.7 million.
Note 13. Advisor Settlement of SEC Investigation
In March 2008, WPC and Carey Financial entered into a settlement with the SEC with respect to all matters relating to a previously disclosed investigation. In connection with this settlement, WPC paid us $9.1 million.
Note 14. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 15. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years ended December 31,
	2009	2008	2007 (a)
Ordinary income	$0.34	$0.58	$0.45
Capital gains	—	—	0.22
Return of capital	0.38	0.11	—

	$0.72	$0.69	$0.67

(a)	Excludes a special cash distribution of $0.08 per share in December 2007, which was paid in January 2008 to shareholders of record at December 31, 2007. The special distribution was approved by our board of directors in connection with the sale of two properties. The special distribution was reported for tax purposes as follows: Ordinary income $0.05; Capital gains $0.03.
We declared a quarterly distribution of $0.1804 per share in December 2009, which was paid in January 2010 to shareholders of record at December 31, 2009.
Accumulated Other Comprehensive Income
The following table presents Accumulated OCI in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2009	2008
Unrealized loss on marketable securities	$(344)	$(1,269)
Unrealized loss on derivative instruments	(5,885)	(4,574)
Foreign currency translation adjustment	8,430	6,303

Accumulated other comprehensive income	$2,201	$460

CPA®:15 2009 10-K — 69

Notes to Consolidated Financial Statements
Note 16. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. The tax provision for 2007 included $0.6 million in income tax expenses that related to the years ended December 31, 2005 and 2006 that had not previously been accrued (Note 2).
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31,
	2009	2008
Balance at January 1,	$697	$687
Additions based on tax positions related to the current year	18	203
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions for expiration of statute of limitations	(214)	(193)

Balance at December 31,	$501	$697

At December 31, 2009, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2009, 2008 and 2007, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005-2009 remain open to examination by the major taxing jurisdictions to which we are subject.
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
2009 — In July 2009, a venture that owned a portfolio of five properties in France leased to Thales S.A. and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four properties back to Thales for $46.6 million and recognized a gain on sale of $11.3 million, inclusive of the impact of impairment charges recognized during 2008 totaling $35.4 million. As required by the lender, we used the sales proceeds to repay a portion of the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of sale. The remaining loan balance of $28.1 million is collateralized by the unsold fifth property. In connection with the repayment of a portion of the outstanding loan balance in accordance with the provisions of the loan, we were required to pay the lender additional interest charges of $2.1 million to reimburse certain breakage costs, which were expensed as incurred. All amounts are inclusive of the 35% interest in the venture owned by our affiliate as the noncontrolling interest partner.
In March 2009, we sold a property for proceeds of $4.1 million, net of selling costs, for a gain of $0.9 million. Concurrent with the sale, we used $2.7 million to defease a portion of the existing non-recourse mortgage obligation of $8.5 million that was collateralized by four properties (including the property sold) and incurred defeasance charges totaling $0.6 million.
CPA®:15 2009 10-K — 70

Notes to Consolidated Financial Statements
For the periods from October 2008 to December 2009, Income (loss) from discontinued operations also includes the operations of a property formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court during 2008 and vacated the property during 2009. Beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan, and in October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The property and related mortgage loan had carrying values of $14.4 million and $15.0 million, respectively, at the date of disposition. In connection with this disposition, we recognized gains on the disposition of real estate and extinguishment of debt of $0.3 million and $0.6 million, respectively, in 2009. Prior to October 2008, this property was accounted for as a net investment in direct financing lease and, therefore, the results of operations of the property prior to October 2008 are included in Income from continuing operations.
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
As described in Note 5, we sold three domestic properties in 2008 that were accounted for as direct financing leases. As a result of a lease termination, two of these properties were reclassified as Real estate, net in September 2008. Therefore, their results of operations for the period from the date of the lease termination through the date of disposition in December 2008, including an impairment charge of $4 million and a loss on the sale of $0.2 million, are included in Income from discontinued operations.
2007 — We sold six properties for total proceeds of $75.3 million, net of selling costs and inclusive of noncontrolling interest of $23.2 million, for a net gain of $22.1 million, inclusive of noncontrolling interest of $6.9 million. The outstanding non-recourse mortgage financing for two of these properties of $14.9 million was assigned to the purchaser.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Revenues	$7,497	$13,097	$18,221
Expenses	(6,999)	(10,578)	(11,151)
(Loss) gain on sale of real estate, net	11,125	(67)	22,087
Impairment charges	(7,299)	(39,411)	—

(Loss) income from discontinued operations	$4,324	$(36,959)	$29,157

Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

	Domestic	Foreign (a)	Total Company
2009
Revenues	$174,576	$112,163	$286,739
Total long-lived assets (b)	1,541,615	998,397	2,540,012

2008
Revenues	$186,856	$107,178	$294,034
Total long-lived assets (b)	1,604,710	1,110,707	2,715,417

2007
Revenues	$182,491	$99,583	$282,074
Total long-lived assets (b)	1,643,580	1,238,777	2,882,357

(a)	Consists of operations in the European Union.

(b)	Consists of real estate, net; net investment in direct financing leases and equity investments in real estate.
CPA®:15 2009 10-K — 71

Notes to Consolidated Financial Statements
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009 (b)
Revenues (a)	$69,668	$70,935	$72,811	$73,325
Operating expenses (a)	(52,002)	(31,659)	(39,381)	(38,401)
Net (loss) income	(3,592)	9,717	9,079	14,696
Less: Net income attributable to noncontrolling interests	(7,334)	(7,545)	(7,024)	(8,245)

Net (loss) income attributable to CPA®:15 shareholders	(10,926)	2,172	2,055	6,451

(Loss) earnings per share attributable to CPA®:15 shareholders	(0.09)	0.02	0.02	0.05
Distributions declared per share	0.1748	0.1798	0.1801	0.1804

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008 (c)
Revenues (a)	$73,665	$74,357	$73,739	$72,273
Operating expenses (a)	(28,700)	(30,590)	(28,090)	(31,689)
Net income (loss)	34,750	22,771	3,303	(9,630)
Less: Net income attributable to noncontrolling interests	(8,991)	(8,743)	(2,108)	(2,658)

Net income (loss) attributable to CPA®:15 shareholders	25,759	14,028	1,195	(12,288)

Earnings (loss) per share attributable to CPA®:15 shareholders	0.20	0.11	0.01	(0.10)
Distributions declared per share	0.1704	0.1719	0.1736	0.1743

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)	Net income for the fourth quarter of 2009 included impairment charges totaling $12.8 million in connection with several properties and equity investments in real estate (Note 11).

(c)	Net income for the fourth quarter of 2008 included impairment charges totaling $24.4 million in connection with several properties and an equity investment in real estate (Note 11).
CPA®:15 2009 10-K — 72

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facilities in Bluffton, Ohio; Auburn, Indiana and Milan Tennessee	$11,161	$1,180	$19,816	$16	$—	$1,180	$19,832	$21,012	$4,172	Apr 2002	40 years
Land in Irvine, California	2,875	4,930	—	—	—	4,930	—	4,930	—	May 2002	N/A
Office facility in Alpharetta, Georgia	7,679	1,750	11,339	—	—	1,750	11,339	13,089	2,417	Jun 2002	40 years
Office facility in Clinton, New Jersey	26,592	—	47,016	3	—	—	47,019	47,019	9,245	Aug 2002	40 years
Warehouse/distribution and office facilities in Miami, Florida	9,493	6,600	8,870	40	—	6,600	8,910	15,510	1,954	Sep 2002	40 years
Office facilities in St. Petersburg, Florida	19,027	1,750	7,408	21,563	922	3,200	28,443	31,643	5,401	Sep 2002	40 years
Movie Theatre in Baton Rouge, Louisiana	10,687	4,767	6,912	—	286	4,767	7,198	11,965	1,254	Oct 2002	40 years
Office facilities in San Diego, California	18,107	8,050	22,047	24	—	8,050	22,071	30,121	5,037	Oct 2002	40 years
Industrial facilities in Richmond, California	—	870	4,098	—	—	870	4,098	4,968	796	Nov 2002	40 years
Nursing care facilities located in France at Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles	41,036	5,329	35,001	11,613	9,417	7,636	53,724	61,360	12,640	Dec 2002	40 years
Warehouse and distribution and industrial facilities in Kingman, Arizona; Woodland, California; Jonesboro, Georgia; Kansas City, Missouri; Springfield, Oregon; Fogelsville, Pennsylvania and Corsicana, Texas	69,165	19,250	101,536	—	7	19,250	101,543	120,793	17,887	Dec 2002	40 years
Warehouse/distribution facilities located in France at Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet	117,806	11,250	95,123	49,863	24,181	17,666	162,751	180,417	34,684	Dec 2002	40 years
Warehouse/distribution facilities in Orlando, Florida; Macon, Georgia; Rocky Mount, North Carolina and Lewisville, Texas	15,585	3,440	26,975	—	(879)	3,300	26,236	29,536	5,238	Dec 2002	40 years
Fitness and recreational sports centers in Boca Raton Florida; Newton, Massachusetts; Eden Prairie, Fridley, Bloomington and St. Louis Park, Minnesota	83,249	44,473	111,521	20,010	(47,513)	30,904	97,587	128,491	14,552	Feb 2003	40 years
Industrial facilities in Chattanooga, Tennessee	—	540	5,881	—	—	540	5,881	6,421	1,011	Feb 2003	40 years
Industrial facilities in Mooresville, North Carolina	7,608	600	13,837	—	—	600	13,837	14,437	2,378	Feb 2003	40 years
Industrial facility in MaCalla, Alabama	7,297	1,750	13,545	—	—	1,750	13,545	15,295	1,960	Mar 2003	40 years
Office facility in Lower Makefield T, Pennsylvania	12,091	900	20,120	—	—	900	20,120	21,020	3,374	Apr 2003	40 years
Warehouse/distribution facility in Virginia Beach, Virginia	19,550	3,000	32,241	2,125	—	3,000	34,366	37,366	5,237	Jul 2003	40 years
Industrial facility in Fort Smith, Arizona	—	980	7,262	—	—	980	7,262	8,242	1,173	Jul 2003	40 years
Retail facilities in Greenwood, Indiana and Buffalo, New York	10,216	—	14,676	4,891	—	—	19,567	19,567	2,974	Aug 2003	40 years
Industrial facilities in Bowling Green, Kentucky and Jackson, Tennessee	7,541	680	11,723	—	—	680	11,723	12,403	1,868	Aug 2003	40 years
Industrial facilities in Mattoon, Illinois; Holyoke, Massachusetts; Morristown, Tennessee and a warehouse/distribution facility in Westfield, Massachusetts	5,636	1,230	15,707	—	(4,522)	1,060	11,355	12,415	1,810	Aug 2003	40 years
Industrial facility in Rancho Cucamonga, California and educational facilities in Glendale Heights, Illinois; Exton, Pennsylvania and Avondale, Arizona	43,286	12,932	6,937	61,871	719	12,932	69,527	82,459	9,133	Sep 2003, Dec 2003, Feb 2004, Sep 2004	40 years
Sports facilities in Rochester Hills and Canton, Michigan	24,033	9,791	32,780	—	(2,124)	9,791	30,656	40,447	4,820	Sep 2003	40 years
Industrial facilities in St. Petersburg, Florida; Buffalo Grove, Illinois; West Lafayette, Indiana; Excelsior Springs, Missouri and North Versailles, Pennsylvania	14,104	4,980	21,905	2	4	4,980	21,911	26,891	3,411	Oct 2003	40 years
Industrial facilities in Tolleson, Arizona; Alsip, Illinois and Solvay, New York	17,886	4,210	23,911	2,640	3,106	4,210	29,657	33,867	4,401	Nov 2003	40 years
Industrial facilities in Shelby Township and Port Huron, Michigan	6,254	1,330	10,302	—	(8,682)	912	2,038	2,950	116	Nov 2003	17.5 years
Land in Kahl, Germany	5,420	7,070	—	—	1,044	8,114	—	8,114	—	Dec 2003	N/A
CPA®:15 2009 10-K — 73

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Land in Memphis, Tennessee and Sports facilities in Bedford, Texas and Englewood, Colorado	8,950	4,392	9,314	—	—	4,392	9,314	13,706	1,361	Dec 2003, Sep 2004	40 years
Office facilities in Brussels, Belgium	12,491	2,232	8,796	2,786	2,113	2,592	13,335	15,927	2,380	Jan 2004	40 years
Warehouse/distribution facilities in Oceanside, California and Concordville, Pennsylvania	5,315	2,575	5,490	6	—	2,575	5,496	8,071	819	Jan 2004	40 years
Office facility in Peachtree City, Georgia	4,667	990	6,874	—	(3)	990	6,871	7,861	995	Mar 2004	40 years
Self-storage/trucking facilities in numerous locations throughout the U.S.	164,328	69,080	189,082	—	28	69,080	189,110	258,190	26,989	Apr 2004	40 years
Warehouse/distribution facility in La Vista, Nebraska	24,032	5,700	648	36,835	1,149	5,700	38,632	44,332	3,562	May 2004	40 years
Office facility in Pleasanton, California	15,808	16,230	14,052	216	—	16,230	14,269	30,499	1,977	May 2004	40 years
Office facility in San Marcos, Texas	—	225	1,180	—	—	225	1,180	1,405	164	Jun 2004	40 years
Office facilities in Espoo, Finland	75,785	16,766	68,556	(172)	12,839	19,431	78,558	97,989	10,728	Jul 2004	40 years
Office facilities located in France at Guyancourt, Conflans, St. Honorine, Ymare, Laval and Aubagne	27,478	21,869	65,213	356	(57,723)	6,367	23,348	29,715	3,257	Jul 2004	40 years
Office facilities in Chicago, Illinois	21,827	4,910	32,974	—	10	4,910	32,984	37,894	4,363	Sep 2004	40 years
Industrial facility in Louisville, Colorado	12,656	1,892	19,612	—	—	1,892	19,612	21,504	2,595	Sep 2004	40 years
Industrial facilities in Hollywood and Orlando, Florida	—	1,244	2,490	—	—	1,244	2,490	3,734	329	Sep 2004	40 years
Office facility in Playa Vista, California	24,689	20,950	7,329	—	—	20,950	7,329	28,279	970	Sep 2004	40 years
Industrial facility in Golden, Colorado	—	1,719	4,689	661	—	1,719	5,350	7,069	984	Sep 2004	40 years
Industrial facilities in Texarkana, Texas and Orem, Utah	3,166	616	3,723	—	—	616	3,723	4,339	492	Sep 2004	40 years
Industrial facility in Eugene, Oregon	4,292	1,009	6,739	—	4	1,009	6,743	7,752	892	Sep 2004	40 years
Office facility in Little Germany, United Kingdom	3,206	103	3,978	—	(463)	91	3,527	3,618	467	Sep 2004	40 years
Industrial facility in Neenah, Wisconsin	5,466	262	4,728	—	—	262	4,728	4,990	625	Sep 2004	40 years
Industrial facility in South Jordan, Utah	7,914	2,477	5,829	—	—	2,477	5,829	8,306	771	Sep 2004	40 years
Warehouse/distribution facility in Ennis, Texas	2,607	190	4,512	—	—	190	4,512	4,702	597	Sep 2004	40 years
Land in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas and educational facilities in Newport News, Centreville, Manassas and Century Oaks, Virginia	6,364	5,830	3,270	—	—	5,830	3,270	9,100	433	Sep 2004	40 years
Retail facilities in Oklahoma City, Oklahoma and Round Rock, Texas	11,353	5,361	7,680	—	(498)	5,052	7,491	12,543	1,016	Sep 2004	40 years
Land in Fort Collins, Colorado; Matteson and Schaumburg, Illinois; North Attleboro, Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	11,514	36,964	—	—	—	36,964	—	36,964	—	Sep 2004	N/A
Land in Farmington, Connecticut and Braintree, Massachusetts	1,838	2,972	—	—	—	2,972	—	2,972	—	Sep 2004	N/A
Industrial facility in Sunnyvale, California	33,502	33,916	37,744	—	—	33,916	37,744	71,660	12,329	Sep 2004	40 years
Office facility in Dallas, Texas	21,748	7,402	23,822	—	29	7,402	23,851	31,253	7,187	Sep 2004	40 years
Office facilities in Helsinki, Finland	85,729	24,688	71,815	—	5,317	26,122	75,698	101,820	9,389	Jan 2005	40 years
Office facility in Paris, France	90,602	24,180	60,846	579	14,794	28,666	71,733	100,399	8,001	Jul 2005	40 years
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw and Warszawa, Poland	171,207	38,233	122,575	10,515	29,241	46,969	153,595	200,564	18,656	Mar 2006	30 years
Office facility in Laupheim, Germany	12,656	7,090	22,486	20	(12,046)	3,921	13,633	17,554	583	Oct 2007	30 years

	$1,484,574	$525,699	$1,544,535	$226,463	$(29,243)	$521,308	$1,746,151	$2,267,459	$281,854

CPA®:15 2009 10-K — 74

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2009
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office facility in Irvine, California	$5,768	$—	$8,525	$69	$1,298	$9,893	May 2002
Warehouse and distribution facility in Birmingham, United Kingdom	10,783	2,206	8,691	6,679	83	17,659	Jan 2003, Mar 2003

Industrial facility in Rochester, Minnesota	6,010	2,250	10,328	—	1,031	13,609	Mar 2003
Warehouse and distribution facilities in Mesquite, Texas	6,471	1,513	10,843	2,824	(1,284)	13,896	Jun 2002
Retail facilities located in Germany at Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim	106,937	26,470	127,701	6,700	22,717	183,588	Jun 2005
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, Texas	6,210	1,800	12,022	—	(619)	13,203	Aug 2003
Industrial facility in Kahl, Germany	6,610	7,070	10,137	—	(7,312)	9,895	Dec 2003
Industrial facilities in Mentor, Ohio and Franklin, Tennessee	—	1,060	6,108	—	(4,774)	2,393	Apr 2004
Retail Stores in Fort Collins, Colorado; Matteson, Illinois, Schaumburg, Illinois, North Attleboro; Massachusetts; Nashua, New Hampshire; Albequerque, New Mexico; Houston, Fort Worth, Dallas, Beaumont and Arlington, Texas and Virginia Beach, Virginia	13,204	—	48,231	68	(5,908)	42,391	Sep 2004
Retail facility in Freehold, New Jersey	6,042	—	9,611	—	(115)	9,496	Aug 2003
Retail facility in Plano, Texas	—	1,119	4,165	—	(570)	4,714	Sep 2004
Sports facility in Memphis, Tennessee	2,041	—	6,511	—	(1,934)	4,577	Sep 2004
Industrial facility in Owingsville, Kentucky	111	16	4,917	—	(383)	4,550	Sep 2004
Retail facilities in Farmington, Connecticut and Braintree, Massachusetts	4,931	—	12,617	—	(4,572)	8,045	Sep 2004
Education facilities in Chandler and Tucson, Arizona; Alhambra, Chino, Garden Grove and Tustin, California; Naperville, Illinois; Westland and Canton, Michigan; Carrollton, Duncansville and Lewisville, Texas	3,647	—	6,734	—	(1,278)	5,456	Sep 2004
Industrial facility in Brownwood, Texas	—	142	5,141	—	(620)	4,663	Sep 2004
Retail facilities in Greenport, Ellenville and Warwick, New York	13,519	1,939	17,078	—	658	19,675	Sep 2004
Education facility in Glendale Heights, Illinois	2,071	—	9,435	—	(4,502)	4,933	Sep 2004

	$194,355	$45,585	$318,795	$16,340	$(8,084)	$372,636

CPA®:15 2009 10-K — 75

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulation depreciation (see below):

	Reconciliation of Real Estate Accounted for
	Under the Operating Method December 31,
	2009	2008	2007
Balance at beginning of year	$2,306,018	$2,339,742	$2,274,562
Additions	2,552	20,917	17,645
Dispositions	(59,007)	(1,010)	(56,177)
Impairment charge	(30,285)	(35,392)	—
Foreign currency translation adjustment	16,987	(43,884)	89,001
Reclassification to/from direct financing lease, real estate under construction or funds held in escrow	31,194	25,645	14,711

Balance at close of year	$2,267,459	$2,306,018	$2,339,742

	Reconciliation of Accumulated Depreciation
	December 31,
	2009	2008	2007
Balance at beginning of year	$238,360	$193,573	$145,486
Depreciation expense	47,240	48,344	46,320
Dispositions	(6,821)	(112)	(3,746)
Foreign currency translation adjustment	3,075	(3,445)	5,513

Balance at close of year	$281,854	$238,360	$193,573

At December 31, 2009, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for U.S. federal income tax purposes was $2.0 billion.
CPA®:15 2009 10-K — 76

MARCOURT INVESTMENTS INCORPORATED
CPA®:15 2009 10-K — 77

MARCOURT INVESTMENTS INCORPORATED
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Marcourt Investments Incorporated:
In our opinion, the accompanying balance sheets and the related statements of income, of equity and of cash flows present fairly, in all material respects, the financial position of Marcourt Investments Incorporated (the “Company”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 19, 2010
CPA®:15 2009 10-K — 78

MARCOURT INVESTMENTS INCORPORATED
BALANCE SHEETS
(Amounts in whole dollars)

	December 31,
	2009	2008
Assets:
Net investment in direct financing lease	$132,181,255	$133,167,546
Cash and cash equivalents	77,090	35,028
Tenant receivables and other assets	519,129	295,367

Total assets	$132,777,474	$133,497,941

Liabilities and Equity:
Liabilities:
Accounts payable and accrued expenses	$25,859	$96,726
State and local taxes payable	1,000	254

Total liabilities	26,859	96,980

Equity:

Common stock, Class A — $.01 par value; authorized — 999,750 shares; issued and outstanding — 369,850 shares at December 31, 2009 and 2008; Class B — $.01 par value; authorized — 250 shares; issued and outstanding — 145 shares at December 31, 2009 and 2008	3,700	3,700
Additional paid-in capital	137,321,635	137,321,635
Distributions in excess of accumulated earnings	(4,574,720)	(3,924,374)

Total equity	132,750,615	133,400,961

Total liabilities and equity	$132,777,474	$133,497,941

See Notes to Financial Statements.
CPA®:15 2009 10-K — 79

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF INCOME
(Amounts in whole dollars)

	Years ended December 31,
	2009	2008	2007
Revenues
Interest income on direct financing lease	$16,765,835	$16,891,964	$17,271,278
Percentage rents	52,225	1,010,163	1,510,126
Other income	32,280	17,246	12,049

	16,850,340	17,919,373	18,793,453

Expenses
General and administrative	(26,310)	(62,290)	(157,140)
Property expenses	(9,469)	(39,601)	(29,670)
Interest expense (Note 5)	—	—	(8,477,094)

	(35,779)	(101,891)	(8,663,904)

Income before income taxes and gain on sale of real estate	16,814,561	17,817,482	10,129,549
Benefit from (provision for) income taxes	1,167	(1,708)	(4,772)

Income before gain on sale of real estate	16,815,728	17,815,774	10,124,777

Gain on sale of real estate	—	—	31,317,035

Net income	$16,815,728	$17,815,774	$41,441,812

See Notes to Financial Statements.
CPA®:15 2009 10-K — 80

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF EQUITY
For the years ended December 31, 2009, 2008 and 2007
(Amounts in whole dollars)

			(Distributions in
		Additional	Excess of)
	Common	Paid-in	Accumulated
	Stock	Capital	Earnings	Total
Balance, January 1, 2007	$3,700	$55,427,092	$37,331,907	$92,762,699
Dividends	—	—	(44,116,490)	(44,116,490)
Consent dividends declared	—	35,358,950	—	35,358,950
Capital contributions by shareholders	—	8,676,248	—	8,676,248
Net income	—	—	41,441,812	41,441,812

Balance, December 31, 2007	3,700	99,462,290	34,657,229	134,123,219

Dividends	—	—	(56,397,377)	(56,397,377)
Capital contributions by shareholders	—	37,859,345	—	37,859,345
Net income	—	—	17,815,774	17,815,774

Balance, December 31, 2008	3,700	137,321,635	(3,924,374)	133,400,961

Dividends	—	—	(17,466,074)	(17,466,074)
Net income	—	—	16,815,728	16,815,728

Balance, December 31, 2009	$3,700	$137,321,635	$(4,574,720)	$132,750,615

See Notes to Financial Statements.
CPA®:15 2009 10-K — 81

MARCOURT INVESTMENTS INCORPORATED
STATEMENTS OF CASH FLOWS
(Amounts in whole dollars)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$16,815,728	$17,815,774	$41,441,812
Adjustments to net income:
Cash receipts from direct financing lease greater than revenues recognized	986,291	860,162	518,216
Amortization of deferred interest, including writeoff of unamortized asset of $78,294 in connection with loan payoff in 2007	—	—	98,743
Gain on sale of real estate	—	—	(31,317,035)
Increase in tenant receivables and other assets	(223,762)	(219,606)	(53,455)
Decrease in accrued interest payable	—	—	(782,409)
Increase (decrease) in state and local taxes payable	746	(3,930)	588
(Decrease) increase in other liabilities	(70,867)	53,757	(5,969)

Net cash provided by operating activities	17,508,136	18,506,157	9,900,491

Cash flows from investing activities:
Proceeds from sale of real estate	—	—	43,334,218
Capitalized expenditures	—	—	(36,565)

Net cash provided by investing activities	—	—	43,297,653

Cash flows from financing activities:
Dividends paid	(17,466,074)	(56,393,544)	(8,754,109)
Capital contributions from shareholders	—	37,859,345	8,676,248
Prepayment of mortgage principal	—	—	(46,914,949)
Payment of mortgage principal	—	—	(6,357,404)
Proceeds from loan from affiliate	—	—	8,676,248
Repayment of loan from affiliate	—	—	(8,676,248)

Net cash used in financing activities	(17,466,074)	(18,534,199)	(53,350,214)

Net increase (decrease) in cash and cash equivalents	42,062	(28,042)	(152,070)
Cash and cash equivalents, beginning of year	35,028	63,070	215,140

Cash and cash equivalents, end of year	$77,090	$35,028	$63,070

Supplemental disclosures:
Interest paid	$—	$—	$4,130,475

Taxes paid	$1,914	$5,638	$4,184

Non-cash financing activities:
Consent dividends of $35,358,950 were distributed from retained earnings and recontributed as additional paid-in capital for the year ended December 31, 2007. There were no such consent dividends in 2009 and 2008.
See Notes to Financial Statements.
CPA®:15 2009 10-K — 82

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS
(Amounts in whole dollars)
Note 1. Organization and Business
Marcourt Investments Incorporated was formed in January 1992 under the General Corporation Law of Maryland. As used in these financial statements, the terms “Company,” “we,” “us” and “our” represent Marcourt Investments Incorporated, unless otherwise indicated. Under our by-laws, we were organized for the purpose of engaging in the business of investing in and owning industrial and commercial real estate. We have elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Our business consists of the leasing of hotel properties on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. The hotel properties are leased to a wholly-owned subsidiary of Marriott International, Inc. (“Marriott”) pursuant to a master lease (Note 4).
Coolidge Investment Partners, L.P. (“Coolidge”) and Corporate Property Associates 15 Incorporated (“CPA®:15”) (collectively, the “Shareholders”) own 100% of our issued and outstanding Class A stock. Under an amended Shareholders’ Agreement between the Shareholders and us, either Shareholder has the right to buy/sell its shares from/to the other Shareholder as described in Note 3.
Note 2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosure of contingent amounts in our financial statements and the accompanying notes. Actual results could differ from those estimates.
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
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. For the years ended December 31, 2009, 2008 and 2007, we had no allowance for doubtful accounts. The tenant paid real estate taxes on our behalf of $2,505,053, $2,455,281 and $2,370,882 in 2009, 2008 and 2007, respectively.
We review our estimate of the residual value of our direct financing lease at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the properties. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met. Additionally, if significant lease terms are amended, we reevaluate the lease to determine whether the lease should be accounted for as a direct financing or operating lease.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include money market funds. At December 31, 2009 and 2008, substantially all of our cash and cash equivalents were held in the custody of one financial institution, and these balances, at times, exceeded federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
CPA®:15 2009 10-K — 83

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.
We conduct business in various states within the U.S. and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As a result, we are subject to certain state and local taxes and a provision for such taxes is included in the financial statements.
Significant judgment is required in determining our tax provision and in evaluating our tax positions. We establish tax reserves based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, we recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. We derecognize the tax position when it is no longer more likely than not of being sustained.
In order to meet the distribution requirement for the year ended December 31, 2007, Class A shareholders recognized a consent dividend of $35,358,950; that is, each Class A shareholder recognized and will reflect a taxable dividend on its U.S. federal income tax return even though it did not receive a cash distribution. For accounting purposes, consent dividends are treated as if the distributions were made out of accumulated earnings and recontributed as additional paid-in capital. There were no consent dividends declared in 2009 or 2008. It is possible that consent dividends may be declared in future years.
In 2008, the Class A shareholders made a contribution of $37,859,345 in proportion to their ownership interest in the Company. We subsequently made a distribution to the Class A shareholders in the same amount. This distribution was applied to 2007 for California tax reporting.
Other Assets
Other assets at December 31, 2009 and 2008 primarily consist of sales tax reimbursements receivable.
Note 3. Agreements and Transactions with Related Parties
An affiliate of W. P. Carey & Co. LLC (“W. P. Carey”) is the advisor to CPA®:15, which owns approximately 47% of our outstanding shares. We have entered into a service agreement with W. P. Carey under which W. P. Carey performs various administrative services which include, but are not limited to, accounting and cash management. The agreement provides that W. P. Carey be reimbursed for its costs incurred in connection with performing the necessary services under the agreement. For the years ended December 31, 2009, 2008 and 2007, we incurred expenses of $3,548, $5,995 and $10,719, respectively, under the agreement.
Coolidge owns approximately 53% of our outstanding shares. Prior to February 2007, Coolidge and its predecessors were advised by Sarofim Realty Advisors Co. (“Sarofim”). Effective February 2007, management of Coolidge was transferred to ING Clarion Partners.
As described in Note 1, we are a party to a shareholders’ agreement. Under the terms of the agreement, we and /or our assets were to be marketed for sale, with the intent that such a sale would be consummated on or before August 1, 2008. If a sale was not consummated at that date, either of the Shareholders could exercise its right to (i) sell its shares to the other Shareholder or (ii) purchase the other Shareholder’s outstanding shares, at a price to be agreed upon between the two parties. As of December 31, 2009, a sale of the Company or its assets had not been consummated and neither Shareholder had exercised its buy/sell right under the agreement.
In August 2007, we borrowed $8,676,248 from W. P. Carey in connection with the prepayment of the mortgage on our properties as described in Note 6. In September 2007, we used capital contributions of $4,566,309 and $4,109,939 from Coolidge and CPA®:15, respectively, to repay the borrowing from W. P. Carey. We incurred interest expense of $41,182 in connection with the W. P. Carey borrowing.
CPA®:15 2009 10-K — 84

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
In December 2008, we borrowed $45,000 from CPA®:15, which was included in Accounts payable and accrued expenses in the balance sheet at December 31, 2008. We repaid this amount during 2009.
Note 4. Net Investment in Direct Financing Lease
The net investment in the direct financing lease is summarized as follows:

	December 31,
	2009	2008
Minimum lease payments receivable	$216,052,740	$233,804,866
Unguaranteed residual value	134,017,730	134,017,730

	350,070,470	367,822,596
Less: unearned income	(217,889,215)	(234,655,050)

	$132,181,255	$133,167,546

In August 2007, we sold a property in Las Vegas to the tenant for proceeds of $43,334,218, net of selling costs and recognized a gain on the sale of $31,317,035. In connection with this sale, we amended and restated the master lease for the remaining 12 properties. The amended and restated lease provides for an initial term extending through approximately January 31, 2023 followed by two five-year renewal options. Under the amended and restated lease, minimum annual rent is $17,752,126 through 2012 and $16,100,000 per annum thereafter until the expiration of the lease term. Additionally, the amended and restated lease provides for additional rent of 4% of annual sales in excess of $66,276,835. The original lease provided for minimum annual rentals of $17,826,850 and additional rent of 4% of annual sales in excess of $36,000,000 with such additional rent capped at $1,766,717 per annum for both the initial term and any renewal terms. We evaluated the amended and restated lease in accordance with current authoritative accounting guidance and determined that this lease should appropriately be classified as a net investment in direct financing lease.
Note 5. Mortgage Notes Payable
In August 2007, we prepaid the existing balance on our mortgage notes payable of $46,914,949 and incurred a prepayment penalty of $5,129,028, which is included in interest expense for the year ended December 31, 2007. Proceeds from the sale of the Las Vegas property (Note 4) and borrowings from W. P. Carey (Note 3) were used to prepay the existing balance.
Note 6. Dividends
For the years ended December 31, 2009, 2008 and 2007, Class A dividends paid per share were reported as follows for income tax purposes:

	Years ended December 31,
	2009	2008	2007
Ordinary income (a)	$41.66	$43.75	$22.39
Capital gain (b)	—	—	96.88
Return of capital	5.56	108.72	—

	$47.22	$152.47	$119.27

(a)	Includes consent dividends to Class A shareholders of $17.94 per share in 2007. There were no such consent dividends in 2009 and 2008.

(b)	Includes consent dividends to Class A shareholders of $77.66 per share in 2007.
CPA®:15 2009 10-K — 85

MARCOURT INVESTMENTS INCORPORATED
NOTES TO FINANCIAL STATEMENTS (Continued)
For the years ended December 31, 2009, 2008 and 2007, Class B dividends per share of $47.19, $50.10 and $23.66, respectively, were declared and reported as ordinary income for income tax purposes.
Note 7. Disclosure About Fair Value of Financial Instruments
We are not required to disclose the fair value of direct financing leases under current authoritative accounting guidance. The fair value of all other financial assets and liabilities approximated their carrying amounts at both December 31, 2009, 2008 and 2007.
Note 8. Subsequent Events
In May 2009, the FASB issued authoritative guidance for subsequent events, which we adopted as required in the second quarter of 2009. The guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We evaluated subsequent events through February 19, 2010. No such subsequent events occurred.
CPA®:15 2009 10-K — 86

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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2009 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.
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
CPA®:15 2009 10-K — 87

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:15 2009 10-K — 88

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	(1) and (2) —	Financial statements and schedule — see index to financial statements and schedule included in Item 8.

Other Financial Statements: Marcourt Investments Incorporated
(3) Exhibits:
The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

Exhibit
No.	Description	Method of Filing
3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-58854) filed April 13, 2001
3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009
4.1	2008 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Registration Statement on Form S-3 (No. 333-149648) filed March 11, 2008
10.1	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008
10.2	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009
21.1	Subsidiaries of Registrant	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 2009 10-K — 89

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 3/26/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey	Chairman of the Board and Director	3/26/2010
Wm. Polk Carey

/s/ Gordon F. DuGan	Chief Executive Officer and Director	3/26/2010
Gordon F. DuGan	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Acting Chief Financial Officer	3/26/2010
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Thomas J. Ridings, Jr.	Executive Director and Chief Accounting Officer	3/26/2010
Thomas J. Ridings, Jr.	(Principal Accounting Officer)

/s/ Elizabeth P. Munson	Director	3/26/2010
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	3/26/2010
Richard J. Pinola

/s/ James D. Price	Director	3/26/2010
James D. Price
CPA®:15 2009 10-K — 90