Form 10-Q
period 2010-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2010-05-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 126,952,393 shares of common stock, $.001 par value, outstanding at May 7, 2010.

Forward Looking Statements
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 26, 2010 (the “2009 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report. There has been no significant change in our critical accounting estimates.

CPA®:15 3/31/2010 10-Q — 1

PART 1
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to a consolidated variable interest entity (“VIE”) of $7,861 for both periods presented)	$2,212,771	$2,267,459
Accumulated depreciation (inclusive of amounts attributable to consolidated VIE of $(1,038) and $(995), respectively)	(287,511)	(281,854)

Net investments in properties	1,925,260	1,985,605
Net investment in direct financing leases	358,555	372,636
Equity investments in real estate	177,741	181,771

Net investments in real estate	2,461,556	2,540,012
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIE of $309 and $182, respectively)	62,844	69,379
Intangible assets, net (inclusive of amounts attributable to consolidated VIE of $685 and $698, respectively)	201,459	211,734
Other assets, net (inclusive of amounts attributable to consolidated VIE of $914 and $873, respectively)	147,646	137,963

Total assets	$2,873,505	$2,959,088

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIE of $4,621 and $4,668, respectively)	$1,614,285	$1,678,929
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIE of $269 and $280, respectively)	44,504	38,431
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIE of $67 and $62, respectively)	76,947	78,922
Due to affiliates	14,377	18,303
Distributions payable	22,854	22,698

Total liabilities	1,772,967	1,837,283

Commitments and contingencies (Note 11)
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 142,463,310 and 141,748,316 shares issued, respectively	142	142
Additional paid-in capital	1,323,282	1,315,521
Distributions in excess of accumulated earnings	(310,533)	(297,779)
Accumulated other comprehensive (loss) income	(9,363)	2,201

	1,003,528	1,020,085
Less, treasury stock at cost, 15,988,496 and 15,923,273 shares, respectively	(168,556)	(167,907)

Total CPA®:15 shareholders’ equity	834,972	852,178

Noncontrolling interests	265,566	269,627

Total equity	1,100,538	1,121,805

Total liabilities and equity	$2,873,505	$2,959,088

See Notes to Consolidated Financial Statements.

CPA®:15 3/31/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended March 31,
	2010	2009
Revenues
Rental income	$59,778	$57,681
Interest income from direct financing leases	7,982	9,904
Other operating income	1,720	1,868

	69,480	69,453

Operating Expenses
Depreciation and amortization	(15,345)	(14,743)
Property expenses	(10,179)	(11,148)
General and administrative	(2,175)	(2,307)
Impairment charges	—	(23,830)

	(27,699)	(52,028)

Other Income and Expenses
Income from equity investments in real estate	2,546	4,014
Other interest income	384	847
Other income and (expenses)	(774)	(1,021)
Interest expense	(23,865)	(24,587)

	(21,709)	(20,747)

Income (loss) from continuing operations before income taxes	20,072	(3,322)
Provision for income taxes	(1,350)	(1,769)

Income (loss) from continuing operations	18,722	(5,091)

Discontinued Operations
(Loss) income from operations of discontinued properties	(634)	648
(Loss) gain on sale of real estate	(162)	851

(Loss) income from discontinued operations	(796)	1,499

Net Income (Loss)	17,926	(3,592)
Less: Net income attributable to noncontrolling interests	(7,826)	(7,334)

Net Income (Loss) Attributable to CPA®:15 Shareholders	$10,100	$(10,926)

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:15 shareholders	$0.09	$(0.10)
Loss (income) from discontinued operations attributable to CPA®:15 shareholders	(0.01)	0.01

Net income (loss) attributable to CPA®:15 shareholders	$0.08	$(0.09)

Weighted Average Shares Outstanding	126,250,242	126,867,507

Amounts Attributable to CPA®:15 Shareholders
Income (loss) from continuing operations, net of tax	$10,896	$(11,983)
(Loss) income from discontinued operations, net of tax	(796)	1,057

Net income (loss)	$10,100	$(10,926)

Distributions Declared Per Share	$0.1807	$0.1748

See Notes to Consolidated Financial Statements.

CPA®:15 3/31/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Net Income (Loss)	$17,926	$(3,592)
Other Comprehensive Loss:
Foreign currency translation adjustment	(12,798)	(15,627)
Change in unrealized gain (loss) on marketable securities	162	(275)
Change in unrealized loss on derivative instruments	(3,528)	(4,793)

	(16,164)	(20,695)

Comprehensive income (loss)	1,762	(24,287)

Amounts Attributable to Noncontrolling Interests:
Net income	(7,826)	(7,334)
Foreign currency translation adjustment	3,626	4,278
Change in unrealized loss on derivative instruments	974	1,150

Comprehensive income attributable to noncontrolling interests	(3,226)	(1,906)

Comprehensive Loss Attributable to CPA®:15 Shareholders	$(1,464)	$(26,193)

See Notes to Consolidated Financial Statements.

CPA®:15 3/31/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended March 31,
	2010	2009
Cash Flows — Operating Activities
Net income (loss)	$17,926	$(3,592)
Adjustments to net income (loss):
Depreciation and amortization including intangible assets and deferred financing costs	15,736	15,579
Straight-line rent adjustments and financing lease adjustments	1,994	1,830
Income from equity investments in real estate in excess of distributions received	(246)	(430)
Issuance of shares to affiliate in satisfaction of fees due	2,834	4,036
Realized loss on foreign currency transactions, derivative instruments and other, net	33	425
Unrealized loss on foreign currency transactions, derivative instruments and other, net	741	439
Loss (gain) on sale of real estate, net	162	(851)
Impairment charges	—	23,830
Increase in cash held in escrow for operating activities	(5,604)	—
Changes in operating assets and liabilities	1,425	(4,395)

Net cash provided by operating activities	35,001	36,871

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	1,582	2,612
Capital expenditures and acquisitions of real estate	(70)	(43)
Proceeds from sale of real estate	6,154	4,129
Payment of deferred acquisition fees to an affiliate	(3,530)	(6,903)

Net cash provided by (used in) investing activities	4,136	(205)

Cash Flows — Financing Activities
Distributions paid	(22,698)	(22,037)
Distributions paid to noncontrolling interests	(7,908)	(13,809)
Contributions from noncontrolling interests	621	159
Prepayment of mortgage principal	—	(2,745)
Scheduled payments of mortgage principal	(18,030)	(15,687)
Proceeds from issuance of shares, net of costs	4,927	5,103
Purchase of treasury stock	(649)	(17,946)

Net cash used in financing activities	(43,737)	(66,962)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(1,935)	(3,596)

Net decrease in cash and cash equivalents	(6,535)	(33,892)
Cash and cash equivalents, beginning of period	69,379	112,032

Cash and cash equivalents, end of period	$62,844	$78,140

See Notes to Consolidated Financial Statements.

CPA®:15 3/31/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. At March 31, 2010, our portfolio was comprised of our full or partial ownership interests in 352 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of approximately 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and therefore do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, which are included in our 2009 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Basis of Consolidation
The consolidated financial statements affect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated. We hold investments in tenant-in-common interests, which we account for as equity investments in real estate under current authoritative accounting guidance.
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to a previously consolidated VIE, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on consolidating VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified one entity that was deemed to be a VIE as the third party tenant that leases property from the entity has the right to repurchase the property during the term of their lease at a fixed price.

CPA®:15 3/31/2010 10-Q — 6

Notes to Consolidated Financial Statements
After making the determination that this entity was a VIE, we performed an assessment as to which party would be considered the primary beneficiary of the entity and would be required to consolidate the entity’s balance sheet and results of operations. This assessment was based upon which party (1) had the power to direct activities that most significantly impact the entity’s economic performance and (2) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate the VIE. Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets.
Because we generally utilize non-recourse debt, our maximum exposure to the VIE is limited to the equity we have in the VIE. We have not provided financial or other support to the VIE, and there were no guarantees or other commitments from third parties that would affect the value or risk of our interest in the entity.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations. We did not complete any investments during the three months ended March 31, 2010 or 2009.
Information about International Geographic Areas
At March 31, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $25.4 million and $26.0 million for the three months ended March 31, 2010 and 2009, respectively. Our net investments in real estate for these investments totaled $935.8 million and $998.4 million at March 31, 2010 and December 31, 2009, respectively.
Out-of-Period Adjustment
During the first quarter of 2010, we identified an error in the consolidated financial statements for the third and fourth quarters of 2009. This error related to the recognition of cash received on a note receivable of $0.3 million in both the third and fourth quarters of 2009. As a result of this error, net loss was understated by $0.6 million for the year ended 2009. We concluded this adjustment was not material to our results for the year ended December 31, 2009, and as such, this cumulative change was recorded in the statement of operations for the quarter ended March 31, 2010 as an out-of-period adjustment.
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
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. We incurred base asset management fees of $3.5 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At March 31, 2010, the advisor owned 8,405,717 shares (6.7%) of our common stock.

CPA®:15 3/31/2010 10-Q — 7

Notes to Consolidated Financial Statements
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date an investment was purchased, subject to satisfying the 6% performance criterion. Interest on unpaid installments is 6% per year. We did not incur any current or deferred acquisition fees during the three months ended March 31, 2010 and 2009. Unpaid installments of deferred acquisition fees totaled $3.7 million and $7.2 million at March 31, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $3.5 million and $6.9 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled less than $0.1 million during the three months ended March 31, 2010. No such mortgage refinancing fees were paid during the three months ended March 31, 2009.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $6.2 million at both March 31, 2010 and December 31, 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.9 million and $0.7 million during the three months ended March 31, 2010 and 2009, respectively, which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million during both the three months ended March 31, 2010 and 2009. Based on gross revenues through March 31, 2010, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
We own interests in entities ranging from 30% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2010	December 31, 2009
Land	$507,108	$521,308
Buildings	1,705,663	1,746,151
Less: Accumulated depreciation	(287,511)	(281,854)

	$1,925,260	$1,985,605

Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $300.3 million, which are being amortized over periods ranging from seven years and four months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $5.4 million for both the three months ended March 31, 2010 and 2009.

CPA®:15 3/31/2010 10-Q — 8

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies in which our ownership interests are 50% or less but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control, including a 64% tenant-in-common interest in a venture. The underlying investments are generally owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	March 31, 2010	March 31, 2010	December 31, 2009
Marriott International, Inc.	47%	$66,223	$66,813
Schuler A.G. (a)	34%	45,743	46,031
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	16,442	18,306
The Upper Deck Company	50%	10,819	11,527
PETsMART, Inc.	30%	8,751	8,689
Hologic, Inc.	64%	8,403	8,424
The Talaria Company (Hinckley) (b)	30%	7,433	7,809
Del Monte Corporation	50%	6,147	6,343
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	5,672	5,825
Builders FirstSource, Inc.	40%	1,580	1,592
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a)	50%	528	412

		$177,741	$181,771

(a)	Carrying value of investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	In connection with a potential sale of this property, we recognized an other–than–temporary impairment charge of $0.6 million during the three months ended March 31, 2010.
As discussed in Note 2, we adopted the FASB’s amended guidance on consolidating VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interests in the Hellweg and Görtz & Schiele GmbH & Co. ventures using the equity method of accounting primarily because our partners in each of these ventures has the power to direct the activities that most significantly impact the entity’s economic performance, including disposal rights of the property. Carrying amounts related to these VIEs are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to either VIE is limited to the equity we have in each VIE. We have not provided financial or other support to either VIE and there are no guarantees or other commitments from third parties that would affect the value or risk of our interest in such entities.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2010	December 31, 2009
Assets	$1,220,543	$1,283,688
Liabilities	(572,770)	(601,457)

Partners’/members’ equity	$647,773	$682,231

CPA®:15 3/31/2010 10-Q — 9

Notes to Consolidated Financial Statements

	Three months ended March 31,
	2010	2009
Revenue	$28,709	$29,313
Expenses	(14,694)	(13,791)
Impairment charge (a)	(8,030)	—

Net income	$5,985	$15,522

(a)	Represents impairment charge incurred by a venture that leases property to the Talaria Company (Hinckley) in connection with a potential sale of the property.
We recognized income from equity investments in real estate of $2.5 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of accumulated Other comprehensive income (“OCI”) in equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch Inc., had an estimated fair value of $0.5 million and $0.6 million at March 31, 2010 and December 31, 2009, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $9.3 million and $9.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, the estimated fair value of our interest in CCMT totaled $9.8 million and $9.7 million, respectively, which reflected an aggregate unrealized loss of $0.2 million and $0.3 million, respectively, and cumulative net amortization of $2.0 million and $1.9 million, respectively. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One of the key variables in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at March 31, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	March 31, 2010	change	change
Fair value of our interest in CCMT	$9,840	$9,639	$9,442
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
Note 7. Fair Value Measurements
Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities.

CPA®:15 3/31/2010 10-Q — 10

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$33,803	$33,803	$—	$—
Other securities (a)	9,975	—	—	9,975
Derivative assets	2,218	—	338	1,880

	$45,996	$33,803	$338	$11,855

Liabilities:
Derivative liabilities	$(11,111)	$—	$(11,111)	$—

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$36,652	$36,652	$—	$—
Other securities (a)	9,865	—	—	9,865
Derivative assets	2,380	—	580	1,800

	$48,897	$36,652	$580	$11,665

Liabilities:
Derivative liabilities	$(8,396)	$—	$(8,396)	$—

(a)	Other securities consist of our interest in the CCMT mortgage securitization and equity units in Rave Reviews Cinemas.
Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

CPA®:15 3/31/2010 10-Q — 11

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
	Three months ended March 31, 2010			Three months ended March 31, 2009
Beginning balance	$9,865	$1,800	$11,665	$9,188	$1,300	$10,488
Total gains or losses (realized and unrealized):
Included in earnings	—	80	80	—	11	11
Included in other comprehensive income	163	—	163	(275)	—	(275)
Amortization and accretion	(53)	—	(53)	(83)	—	(83)
Purchases, issuances, and settlements	—	—	—	—	(11)	(11)

Ending balance	$9,975	$1,880	$11,855	$8,830	$1,300	$10,130

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$80	$80	$—	$—	$—

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,614,285	$1,568,950	$1,678,929	$1,616,587
Other securities	10,115	9,975	10,167	9,865
We determined the estimated fair value of our debt instruments and other securities using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We performed a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three months ended March 31, 2010 and 2009 based on market conditions and assumptions at March 31, 2010 and 2009, respectively. Actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three months ended March 31, 2010 and 2009. Refer to Note 9 for additional information regarding these impairment charges. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended		Three months ended
	March 31, 2010		March 31, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Net investment in direct financing leases	$—	$—	$19,570	$23,830
Equity investments in real estate	7,433	570	—	—

	$7,433	$570	$19,570	$23,830

CPA®:15 3/31/2010 10-Q — 12

Notes to Consolidated Financial Statements
Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our on-going business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
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
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at March 31, 2010 and December 31, 2009 (in thousands):

Derivatives Designated as	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Hedging Instruments	Location	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Interest rate cap	Other assets	$—	$1	$—	$—
Interest rate swaps	Other assets or Other liabilities	338	579	(11,111)	(8,396)
		338	580	(11,111)	(8,396)

Derivatives not Designated as Hedging Instruments
Stock warrants	Other assets	1,880	1,800	—	—

Total derivatives		$2,218	$2,380	$(11,111)	$(8,396)

CPA®:15 3/31/2010 10-Q — 13

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI on Derivatives
	(Effective Portion)
	Three months ended March 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009
Interest rate cap	$6	$(4)
Interest rate swaps (a)	(3,534)	(4,789)

Total	$(3,528)	$(4,793)

(a)	For the three months ended March 31, 2010 and 2009, unrealized losses of $1.0 million and $1.2 million, respectively, were attributable to noncontrolling interests.
During the three months ended March 31, 2010 and 2009, no gains or losses were reclassified from OCI into income related to effective or ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended March 31,
Hedging Relationships	Recognized in Income	2010	2009
Stock warrants	Other income and (expenses)	$80	$11

Total		$80	$11

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
The interest rate swap and interest rate cap derivative instruments that we had outstanding at March 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective		Effective	Expiration
	Type	Amount (a)	Interest Rate (b)		Date	Date	Fair Value (a)
3-Month Euribor (d)	“Pay-fixed” swap	$132,216	5.6%		7/2006	7/2016	$(9,110)
3-Month Euribor (d)	“Pay-fixed” swap	10,776	5.0%		4/2007	7/2016	(742)
3-Month Euribor (d)	“Pay-fixed” swap	16,998	5.6%		4/2008	10/2015	(1,171)
1-Month LIBOR (d)	Interest rate cap	33,118	5.0	% (c)	12/2008	12/2010	—
3-Month LIBOR (d)	“Pay-fixed” swap	21,428	5.9%		5/2009	3/2019	338
1-Month LIBOR	“Pay-fixed” swap	3,422	6.5%		8/2009	9/2012	(88)

							$(10,773)

(a)	Amounts are based upon the applicable exchange rate at March 31, 2010.

(b)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(c)	The applicable interest rate of the related debt was 4.0%, which was below the effective interest rate of the cap at March 31, 2010.

(d)	Inclusive of noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $76.4 million and $2.5 million, respectively.

CPA®:15 3/31/2010 10-Q — 14

Notes to Consolidated Financial Statements
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Embedded Credit Derivative
In April 2007 and August 2008, we acquired interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at March 31, 2010 and December 31, 2009 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of $0.7 million and $1.0 million, respectively. For three months ended March 31, 2010 and 2009, these derivatives generated total unrealized losses of $0.2 million and $0.6 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our nonrecourse variable-rate debt. At March 31, 2010, we estimate that an additional $5.2 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $1.5 million.
We have agreements with certain of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $11.1 million and $8.4 million at March 31, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $13.3 million or $10.2 million, inclusive of amounts attributable to noncontrolling interests totaling $3.3 million and $2.5 million, respectively.
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
At March 31, 2010, our directly owned real estate properties were located in the U.S. (67%), with California (10%) representing the most significant domestic concentration, and in Europe (32%), with France (13%) representing the most significant international concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2010. In addition, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 12% of lease revenue during the three months ended March 31, 2010, inclusive of noncontrolling interest. At March 31, 2010, our directly owned real estate properties contained significant concentrations in the following asset types: office (23%), industrial (16%), retail (14%), warehouse/ distribution (14%), and self-storage (10%); and in the following tenant industries: retail trade (22%) and electronics (15%).
At March 31, 2010, we had several tenants in consolidated investments and in equity investments in real estate that were in various stages of the bankruptcy process, including two that terminated their leases in bankruptcy proceedings or liquidation proceedings. For those tenants in consolidated investments, we recognized lease revenues of $0.5 million and $1.0 million in the three months ended March 31, 2010 and 2009, respectively. For those tenants of equity investments in real estate, we recognized net income of less than $0.1 million in the three months ended March 31, 2010 and losses from equity investments of $0.5 million in the three months ended March 31, 2009. These consolidated and equity investments had an aggregate carrying value of $27.9 million and $29.0 million at March 31, 2010 and December 31, 2009, respectively.

CPA®:15 3/31/2010 10-Q — 15

Notes to Consolidated Financial Statements
Note 9. Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information from outside sources such as recent comparable sales or broker quotes. If relevant market information is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009

Net investment in direct financing lease	$—	$23,830

Total impairment charges included in expenses	—	23,830
Equity investments in real estate (a)	570	—

Total impairment charges included in income from continuing operations	$570	$23,830

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate in our consolidated statements of operations.
The Talaria Company (Hinckley)
During the three months ended March 31, 2010, we recognized an other-than-temporary impairment charge of $0.6 million to reduce the carrying value of the venture to its estimated fair value based on a potential sale of the property as a result of tenant financial difficulties.
Shires Limited
During the three months ended March 31, 2009, we recognized impairment charges of $16.7 million to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values and recognized additional impairment charges of $2.9 million during the remainder of 2009. In April 2009, Shires Limited filed for bankruptcy and subsequently vacated four of the six properties it leased from us in the United Kingdom and Ireland.
Advanced Accessory Systems LLC
During the three months ended March 31, 2009, we recognized an impairment charge of $7.1 million on a domestic property formerly leased to Advanced Accessory Systems, LLC to reduce its carrying value to its estimated fair value and recognized additional impairment charges of $1.3 million during the remainder of 2009. Advanced Accessory Systems entered into liquidation proceedings and vacated the property during the first half of 2009. The lender of the non-recourse mortgage debt related to this property holds escrow deposits previously funded by Advanced Accessory Systems, including a security deposit, that are being used to fund debt service payments. We anticipate that these deposits will be fully depleted during the first half of 2010 and have entered into negotiations with the lender to turn this property over to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. If this transaction were to take place, we expect that we would recognize a gain on the disposition of the property, as the carrying value of the debt, $6.2 million, exceeds the property’s $2.8 million carrying value. We calculated the estimated fair value of this property based on an appraisal conducted in the course of the annual third party valuation of our real estate and using third party broker quotes. At March 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.

CPA®:15 3/31/2010 10-Q — 16

Notes to Consolidated Financial Statements
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2010.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$1,121,805	$852,178	$269,627
Shares issued	7,761	7,761	—
Contributions	621	—	621
Net income	17,926	10,100	7,826
Distributions	(30,762)	(22,854)	(7,908)
Change in other comprehensive loss	(16,164)	(11,564)	(4,600)
Shares repurchased	(649)	(649)	—

Balance at March 31, 2010	$1,100,538	$834,972	$265,566

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$1,218,148	$946,243	$271,905
Shares issued	9,139	9,139	—
Contributions	159	—	159
Net income	(3,592)	(10,926)	7,334
Distributions	(35,754)	(21,945)	(13,809)
Change in other comprehensive loss	(20,695)	(15,267)	(5,428)
Shares repurchased	(17,946)	(17,946)	—

Balance at March 31, 2009	$1,149,459	$889,298	$260,161

Note 11. Commitments and Contingencies
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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. Taxes on our foreign investments, primarily in France, comprised a significant portion of our tax provision for both the three months ended March 31, 2010 and 2009, with the three months ended March 31, 2010 reflecting the impact of rent reductions at certain French investments and the sale of four properties in France, as discussed in Note 13 below.

CPA®:15 3/31/2010 10-Q — 17

Notes to Consolidated Financial Statements
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At March 31, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.4 million and $0.5 million, respectively, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 — 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, company insolvencies or lease rejections in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
2010 — In March 2010, we sold a domestic property for $6.2 million, net of selling costs, and recognized a loss on the sale of $0.2 million. Prior to the sale of the property, we repaid the non-recourse mortgage loan encumbering the property, which had an outstanding balance of $5.8 million.
2009 — In July 2009, a venture that owned a portfolio of five properties in France leased to Thales S.A. and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four properties back to Thales for $46.6 million and recognized a gain on sale of $11.3 million, inclusive of the impact of impairment charges recognized during 2008 totaling $35.4 million. As required by the lender, we used the sales proceeds to repay a portion of the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of sale. In connection with the repayment of a portion of the outstanding loan balance in accordance with the provisions of the loan, we were required to pay the lender additional interest charges of $2.1 million to reimburse certain breakage costs, which were expensed as incurred. All amounts are inclusive of the 35% interest in the venture owned by one of our affiliates as the noncontrolling interest partner.
In March 2009, we sold a property for proceeds of $4.1 million, net of selling costs, for a gain of $0.9 million. Concurrent with the sale, we used $2.7 million to defease a portion of the existing non-recourse mortgage obligation of $8.5 million that was collateralized by four properties (including the property sold) and incurred defeasance charges totaling $0.6 million.
For the periods from October 2008 to December 2009, Income (loss) from discontinued operations also includes the operations of a property formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court during 2008 and vacated the property during 2009. Beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan, and in October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage loan obligations. The property and related mortgage loan had carrying values of $14.4 million and $15.0 million, respectively, at the date of disposition. In connection with this disposition, we recognized gains on the disposition of real estate and extinguishment of debt of $0.3 million and $0.6 million, respectively, in 2009.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended March 31,
	2010	2009
Revenues	$181	$3,653
Expenses	(815)	(3,005)
Impairment charges	—	—
(Loss) gain on sale of real estate	(162)	851

(Loss) income from discontinued operations	$(796)	$1,499

CPA®:15 3/31/2010 10-Q — 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2009 Annual Report.
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent increases, tenant defaults and sales of properties. We were formed in 2001 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three months ended March 31,
	2010	2009
Total revenues	$69,480	$69,453
Net income (loss) attributable to CPA®:15 shareholders	10,100	(10,926)
Cash flow from operating activities	35,001	36,871
Net income attributable to CPA®:15 shareholders for the three months ended March 31, 2010 reflects an other-than-temporary impairment charge totaling $0.6 million. During the three months ended March 31, 2009, we recognized impairment charges totaling $23.8 million.
Our quarterly cash distribution increased to $0.1807 per share for the first quarter of 2010, or $0.73 per share on an annualized basis.
We consider the performance metrics listed above as well as certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders.
Current Trends
While we have substantially invested the proceeds of our offerings, we may participate in future investments with our affiliates to the extent we have funds available for investment.
As of the date of this Report, we believe that general economic conditions and conditions in the credit and real estate financing markets are continuing to improve, albeit slowly. As a result, we are benefiting from improved financing conditions. However, the lingering effects of the recent challenging economic environment continue to affect us in several ways, including continued financial stress on tenants, lower rental rates obtained on renewals of tenant leases and low inflation rates, which will likely limit rent increases in upcoming periods because most of our leases provide for rent adjustments indexed to changes in the consumer price index (“CPI”). Despite recent indicators that the economy is beginning to recover, the full magnitude, effects and duration of the crisis cannot be predicted, and the current trends that affect our business remain dependent on the rate and scope of the recovery, rendering any discussion of the impact of these trends highly uncertain. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Financing Conditions
Since the onset of the credit crisis, lenders for both domestic and international investments typically offered loans to us at shorter maturities and subject to variable interest rates. However, we believe we are beginning to see an easing in these trends, with more willingness by lenders to offer loans to us at fixed rates of interest and with longer maturities. When we are unable to obtain fixed-rate debt, we generally attempt to obtain interest rate caps or swaps to mitigate the impact of variable rate financing.

CPA®:15 3/31/2010 10-Q — 19

At March 31, 2010, we had balloon payments totaling $56.2 million that will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $13.4 million. In addition, our share of balloon payments that will be due during the next twelve months on our unconsolidated ventures totals $4.9 million. We are actively seeking to refinance this debt but believe we and our venture partners have sufficient financing alternatives and/or cash resources to make these payments, if necessary. Our property level debt is generally non-recourse, which means that if we default on a mortgage loan obligation, our exposure is limited to our equity invested in that property (see Tenant Defaults below).
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
During 2009, some of our tenants experienced financial difficulties that have affected us. While we do not expect to see the unusually high level of tenant defaults that we experienced during 2009, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010. Based on tenant activity during 2009, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we currently expect that 2010 lease revenue will decrease by approximately 4% in our own portfolio on an annualized basis, as compared with 2009 lease revenue. However, this projected amount may increase or decrease based on additional tenant activity and changes in economic conditions, both of which are outside of our control. We would expect that our tenants would benefit from continued improvements in general business conditions, which should result in reduced tenant defaults in the future; however, if economic conditions deteriorate, it is likely that our tenants’ financial condition would deteriorate as well.
We have several tenants that were in various stages of the bankruptcy process at March 31, 2010. Two tenants have terminated their leases in liquidation or bankruptcy proceedings, and we anticipate that we will incur significant carrying costs during the time the properties remain unoccupied. We have entered into negotiations to turn these vacant properties over to the lenders, but until that occurs, we are currently using funds held in escrow to make debt service payments on the mortgage loans.
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
As a result of the overall continued weakness in the economy during 2009, our estimated net asset value per share as of December 31, 2009 decreased to $10.70, a 7.0% decline from our December 31, 2008 estimated net asset value per share of $11.50. We generally would not expect to update our estimated net asset value on an interim basis unless we were to undertake an extraordinary corporate transaction. However, there can be no assurance that, if we were to calculate our estimated net asset value on an interim basis, it would not be less than $10.70 per share, particularly given recent market volatility.
Inflation and Foreign Exchange Rates
Our leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first quarter of 2010, generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
We have foreign investments and as a result are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to foreign currencies. Our primary foreign currency exposure is to the Euro. Investments denominated in the Euro accounted for approximately 32% and 35% of our annualized lease revenues for the first quarter of 2010 and 2009, respectively.
The following table presents the exchange rates used to translate our Euro-denominated foreign operations to U.S. dollars in our consolidated financial statements for the periods presented:

	Three months ended March 31,
	2010	2009
Average conversion rate from Euro to U.S. dollar	1.3856	1.3083
As shown in the table above, the average rate for the U.S. dollar in relation to the Euro during the first quarter of 2010 weakened by approximately 6% in comparison to the same period in 2009, resulting in a modestly positive impact on our results of operations in the current period from our Euro-denominated investments. However, the U.S. dollar has recently strengthened against the Euro, as the conversion rate at March 31, 2010 decreased approximately 6% to 1.3455 from 1.4333 at December 31, 2009. This recent strengthening had a modestly negative impact on our balance sheet at March 31, 2010. A significant decline in the value of the Euro could have a material negative impact on our future results and cash flows.

CPA®:15 3/31/2010 10-Q — 20

Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Rental income	$59,778	$57,681
Interest income from direct financing leases	7,982	9,904

	$67,760	$67,585

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2010	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a) (b)	58%	$8,122	$7,136
Carrefour France, S.A. (a) (c)	54%	5,203	5,165
OBI A.G. (a) (c)	75%	4,060	3,909
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	75%	3,754	3,430
True Value Company (a)	50%	3,536	3,556
Life Time Fitness, Inc. (a)	44%	3,473	3,473
Advanced Micro Devices (a)	33%	2,484	2,484
Pohjola Non-Life Insurance Company (a) (c)	60%	2,210	2,120
Police Prefecture, French Government (a) (b) (c)	50%	2,157	1,842
TietoEnator plc. (a) (c)	60%	2,098	1,980
Médica – France, S.A. (a) (c)	54%	1,683	1,631
Universal Technical Institute (d)	100%	1,667	2,157
Foster Wheeler, Inc.	100%	1,533	1,533
Information Resources, Inc. (a)	67%	1,243	1,243
Compucom Systems, Inc. (a)	33%	1,134	1,134
Other (a)		23,403	24,792

		$67,760	$67,585

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and include lease revenues applicable to noncontrolling interests totaling $19.0 million and $18.3 million for the three months ended March 31, 2010 and 2009, respectively.

(b)	Increase was due to CPI-based (or equivalent) rent increase.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Decrease was due to change in estimate of unguaranteed residual value.

CPA®:15 3/31/2010 10-Q — 21

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Three months ended March 31,
Lessee	March 31, 2010	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$8,947	$8,432
Marriott International, Inc. (c)	47%	4,089	4,206
PETsMART, Inc.	30%	2,076	2,076
Schuler A.G. (b)	34%	1,595	1,520
The Talaria Company (Hinckley) (c)	30%	1,120	1,244
Del Monte Corporation	50%	882	882
Hologic, Inc.	64%	863	811
The Upper Deck Company	50%	798	798
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (d)	33%	729	1,047
Builders FirstSource, Inc.	40%	400	390
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (b) (e)	50%	389	896

		$21,888	$22,302

(a)	In addition to lease revenues, the venture also earned interest income of $6.8 million and $6.3 million on a note receivable during the three months ended March 31, 2010 and 2009, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	During the second half of 2009, this venture entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties. In April 2010, the lease was further amended to extend the rental payment deferral period through August 2010. We recognized an other-than-temporary impairment charge of $0.6 million related to this venture during the three months ended March 31, 2010 (Note 9).

(d)	Waldaschaff Automotive GmbH is operating under bankruptcy protection as of the date of this Report and has been paying reduced rent while new lease terms are being negotiated.

(e)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. While both tenants ceased making rent payments during 2009, in accordance with current accounting guidance the venture continued to accrue rental income until the tenants terminated their leases. The venture fully reserved for this rental income. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings, at which time the venture ceased accruing rental income, and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms.
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
For the three months ended March 31, 2010 as compared to the same period in 2009, lease revenues increased by $0.2 million. The increase in lease revenues was primarily due to scheduled rent increases at several properties totaling $2.6 million and the positive impact of fluctuations in foreign currency exchange rates of $1.4 million. These increases were substantially offset by the impact of recent tenant activity, including lease restructurings, lease expirations and property sales.
Depreciation and Amortization
For the three months ended March 31, 2010 as compared to the same period in 2009, depreciation and amortization expense increased by $0.6 million primarily as a result of fluctuations in foreign currency exchange rates.
Property Expenses
For the three months ended March 31, 2010 as compared to the same period in 2009, property expenses decreased by $1.0 million, primarily due to a decrease in uncollected rent expense resulting from a decrease in the number of tenants experiencing financial difficulties and turning over several properties related to one tenant to the lender in exchange for the lenders’ agreement to relieve us of all obligations under the mortgage loan.

CPA®:15 3/31/2010 10-Q — 22

Impairment Charges
During the three months ended March 31, 2009, we recognized impairment charges totaling $23.8 million to reduce the carrying values of several investments to their estimated fair values. We recognized impairment charges of $16.7 million related to three properties in the United Kingdom for which the tenant filed for bankruptcy and vacated the properties. In addition, we recognized an impairment charge of $7.1 million on a domestic property to reduce the carrying value of the property to its estimated fair value as a result of the tenant’s initiation of liquidation proceedings during the first quarter of 2009.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three months ended March 31, 2010 as compared to the same period in 2009, income from equity investments in real estate decreased by $1.5 million, primarily due to the recognition of a $0.6 million other-than-temporary impairment charge on our investment in the Hinckley venture to write its carrying value down to its estimated fair value in connection with a potential sale of this property. Income from equity investments in real estate also decreased as result of a reduction in our interest in the Hellweg 2 venture resulting from a reduction in the estimated fair value of $0.3 million in the venture’s embedded credit derivative.
Interest Expense
For the three months ended March 31, 2010 as compared to the same period in 2009, interest expense decreased by $0.7 million, primarily due to a decrease of $1.3 million from making scheduled principal payments and refinancing or paying off non-recourse mortgages, partially offset by an increase of $0.5 million as a result of the impact of fluctuations in foreign currency exchange rates.
Provision for Income Taxes
For the three months ended March 31, 2010 as compared to the same period in 2009, provision for income taxes decreased by $0.4 million. Rent reductions at certain French investments and the sale of four properties in France contributed to this decline.
Discontinued Operations
For the three months ended March 31, 2010, we recognized a loss from discontinued operations of $0.2 million, primarily due to a loss on the sale of a property. For the three months ended March 31, 2009, we recognized income on discontinued operations of $1.5 million, inclusive of a net gain on the sale of a property of $0.9 million.
Net Income (Loss) Attributable to CPA®:15 Shareholders
For the three months ended March 31, 2010 as compared to the same period in 2009, the resulting net income attributable to CPA®:15 shareholders was $10.7 million as compared with net loss attributable to CPA®:15 shareholders of $10.9 million.
Financial Condition
Sources and Uses of Cash During the Period
One of our objectives is to use the cash flow from net leases to meet operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the three months ended March 31, 2010, we used cash flows from operating activities of $35.0 million to fund distributions to shareholders of $22.7 million. We made scheduled mortgage principal installments of $18.0 million, which includes the $5.8 million repayment of a non-recourse mortgage loan in connection with the sale of a property. We also paid distributions of $7.9 million to affiliates that hold noncontrolling interests in various entities with us. Cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.

CPA®:15 3/31/2010 10-Q — 23

Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. We did not make any acquisitions in the first quarter of 2010, but we received proceeds of $6.2 million from the sale of a property as well as distributions from our equity investments in real estate in excess of cumulative equity income of $1.6 million. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $3.5 million.
Financing Activities
As noted above, during the three months ended March 31, 2010, we made scheduled mortgage principal payments and paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We received $4.9 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $0.6 million to repurchase shares through our redemption plan.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. We may make limited exceptions to the suspension of the plan in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan.
For the three months ended March 31, 2010, we redeemed 65,223 shares of our common stock pursuant to our redemption plan at a price per share of $9.95, all of which were redeemed under the limited exceptions to the suspension described above. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	March 31, 2010	December 31, 2009
Balance
Fixed rate	$1,287,659	$1,293,631
Variable rate (a)	326,626	385,298

Total	$1,614,285	$1,678,929

Percent of total debt
Fixed rate	80%	77%
Variable rate (a)	20%	23%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.2%	5.2%

(a)	Variable rate debt at March 31, 2010 included (i) $181.4 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $33.1 million that is subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at March 31, 2010 and (iii) $112.1 million in mortgage obligations that bore interest at fixed rates but that convert to variable rates during their term.
Cash Resources
At March 31, 2010, our cash resources consisted of cash and cash equivalents totaling $62.8 million. Of this amount, $22.3 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $33.7 million although, given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as or working capital needs and other commitments.

CPA®:15 3/31/2010 10-Q — 24

Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage principal payments, as well as other normal recurring operating expenses. Balloon payments on our consolidated investments totaling $56.2 million will be due during the next twelve months, consisting of $9.1 million during the second quarter of 2010, $16.5 million during the third quarter of 2010, inclusive of amounts attributable to noncontrolling interests totaling $4.2 million, $3.1 million during the fourth quarter of 2010 and $27.5 million during the first quarter of 2011, inclusive of amounts attributable to noncontrolling interests totaling $9.2 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $4.9 million, all of which is due in the first quarter of 2011. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
At March 31, 2010, we had several tenants that were in various stages of the bankruptcy process, including two former tenants who had terminated their leases in bankruptcy or liquidation proceedings. We have entered into negotiations to turn these vacant properties over to the lenders, and we anticipate that we will incur significant carrying costs during the time the properties remain unoccupied.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our off-balance sheet arrangements and contractual obligations at March 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Non-recourse debt — Principal	$1,614,285	$102,484	$338,927	$509,669	$663,205
Deferred acquisition fees — Principal	3,696	2,212	1,463	21	—
Interest on borrowings and deferred acquisition fees (a)	478,407	90,891	158,494	111,608	117,414
Subordinated disposition fees (b)	6,169	—	—	6,169	—
Property improvements (c)	1,072	1,072	—	—	—
Operating and other lease commitments (d)	24,802	1,989	4,010	4,008	14,795

	$2,128,431	$198,648	$502,894	$631,475	$795,414

(a)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2010.

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Represents commitment to fund tenant improvements. Estimated total construction costs for the project are currently projected to be $3.0 million, of which $1.9 million was funded at March 31, 2010.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $32.4 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2010. At March 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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

CPA®:15 3/31/2010 10-Q — 25

Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at March 31, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.3 million, with our share approximating $0.9 million. In addition, our maximum exposure to loss on these ventures was $16.3 million (inclusive of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, all of the underlying investments are owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2010 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	March 31, 2010	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$26,364	$10,261	2/2011
Del Monte Corporation	50%	14,359	10,314	8/2011
PETsMART, Inc.	30%	69,491	39,415	12/2011
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	44,575	24,005	8/2015
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp. (a) (c)	50%	14,729	22,524	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	10,904	6,541	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (d)	38%	760,265	377,815	4/2017
Hologic, Inc.	64%	27,162	14,669	5/2023
The Talaria Company (Hinckley) (e)	30%	49,407	30,301	6/2025
Marriott International, Inc.	47%	133,471	—	N/A
Schuler A.G. (a)	34%	69,816	—	N/A

		$1,220,543	$535,845

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2010.

(b)	A former tenant, Wagon Automotive GmbH, terminated its lease in bankruptcy proceedings effective May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated but is operating under the protection of the insolvency administrator as of the date of this Report. In October 2009, the venture terminated the existing lease with Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, and signed a new lease on substantially the same terms.

(c)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. Both tenants have ceased making rent payments, and as a result, we suspended the debt service payments on both of the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings, and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms.

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $316.7 million at March 31, 2010.

(e)	We recognized an other-than-temporary impairment charge of $0.6 million in connection with this venture during the three months ended March 31, 2010.

CPA®:15 3/31/2010 10-Q — 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Market Risk
Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to market risk as a result of concentrations in certain tenant industries.
We do not generally use derivative instruments to manage foreign currency exchange risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate and related fixed rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment and given recent economic conditions, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At March 31, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2010, we estimate that our total interest in CCMT had a fair value of $9.8 million, an increase of $0.1 million from the fair value at December 31, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps and interest rate caps, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $10.8 million, inclusive of amounts attributable to noncontrolling interests of $2.5 million, at March 31, 2010 (Note 8).
Certain of our unconsolidated ventures, in which we have interests ranging from 33% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of $0.2 million during the three months ended March 31, 2010, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.

CPA®:15 3/31/2010 10-Q — 27

At March 31, 2010, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during their term. The annual interest rates on our fixed rate debt at March 31, 2010 ranged from 4.3% to 10.0%. The annual interest rates on our variable rate debt at March 31, 2010 ranged from 4.0% to 7.6%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$54,875	$96,671	$137,884	$135,399	$281,794	$581,036	$1,287,659	$1,243,155
Variable rate debt	$8,297	$11,730	$41,448	$11,376	$91,703	$162,072	$326,626	$325,795
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2010 by an aggregate increase of $58.0 million or an aggregate decrease of $61.6 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at March 31, 2010 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash then we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2010, we recognized net unrealized foreign currency transaction losses of $0.8 million and net realized foreign currency transaction losses of less than $0.1 million. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue, and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.9 million.

Item 4.	Controls and Procedures
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
Our chief executive officer and acting chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:15 3/31/2010 10-Q — 28

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2010, we issued 264,781 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.70 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended March 31, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
January			N/A	N/A
February			N/A	N/A
March	65,223	$9.95	N/A	N/A

Total	65,223

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The shares were repurchased pursuant to the limited exceptions to the suspension noted above. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:15 3/31/2010 10-Q — 29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 5/14/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Acting Chief Financial Officer (Principal Financial Officer)

Date 5/14/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 3/31/2010 10-Q — 30

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:15 3/31/2010 10-Q — 31