Form 10-Q
period 2010-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2010-08-13
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 127,637,582 shares of common stock, $.001 par value, outstanding at August 6, 2010.

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
CPA®:15 6/30/2010 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to a consolidated variable interest entity (“VIE”) of $7,861 for both periods presented)	$2,144,997	$2,267,459
Accumulated depreciation (inclusive of amounts attributable to consolidated VIE of $(1,081) and $(995), respectively)	(290,481)	(281,854)

Net investments in properties	1,854,516	1,985,605
Net investment in direct financing leases	341,305	372,636
Equity investments in real estate	173,973	181,771

Net investments in real estate	2,369,794	2,540,012
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIE of $419 and $182, respectively)	62,074	69,379
Intangible assets, net (inclusive of amounts attributable to consolidated VIE of $672 and $698, respectively)	190,327	211,734
Other assets, net (inclusive of amounts attributable to consolidated VIE of $961 and $873, respectively)	146,919	137,963

Total assets	$2,769,114	$2,959,088

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIE of $4,575 and $4,668, respectively)	$1,535,254	$1,678,929
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIE of $338 and $280, respectively)	45,449	38,431
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIE of $66 and $62, respectively)	74,580	78,922
Due to affiliates	15,087	18,303
Distributions payable	23,016	22,698

Total liabilities	1,693,386	1,837,283

Commitments and contingencies (Note 11)
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 143,205,187 and 141,748,316 shares issued, respectively	143	142
Additional paid-in capital	1,330,957	1,315,521
Distributions in excess of accumulated earnings	(321,041)	(297,779)
Accumulated other comprehensive (loss) income	(23,114)	2,201

	986,945	1,020,085
Less, treasury stock at cost, 16,047,224 and 15,923,273 shares, respectively	(169,140)	(167,907)

Total CPA®:15 shareholders’ equity	817,805	852,178

Noncontrolling interests	257,923	269,627

Total equity	1,075,728	1,121,805

Total liabilities and equity	$2,769,114	$2,959,088

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues
Rental income	$58,945	$59,380	$118,723	$117,061
Interest income from direct financing leases	7,759	10,116	15,741	20,020
Other operating income	1,357	1,224	3,077	3,092

	68,061	70,720	137,541	140,173

Operating Expenses
Depreciation and amortization	(15,141)	(14,673)	(30,486)	(29,416)
Property expenses	(9,421)	(12,080)	(19,600)	(23,228)
General and administrative	(1,862)	(2,280)	(4,037)	(4,587)
Impairment charges	—	(2,660)	—	(26,490)

	(26,424)	(31,693)	(54,123)	(83,721)

Other Income and Expenses
Income from equity investments in real estate	5,634	3,524	8,180	7,538
Other interest income	522	559	906	1,406
Other income and (expenses)	(2,710)	1,260	(3,484)	419
Interest expense	(23,337)	(25,904)	(47,202)	(50,491)

	(19,891)	(20,561)	(41,600)	(41,128)

Income from continuing operations before income taxes	21,746	18,466	41,818	15,324
Provision for income taxes	(1,403)	(2,698)	(2,753)	(4,467)

Income from continuing operations	20,343	15,768	39,065	10,857

Discontinued Operations
(Loss) income from operations of discontinued properties	(94)	909	(728)	1,377
(Loss) gain on sale of real estate	—	—	(162)	851
Impairment charges	—	(6,960)	—	(6,960)

Loss from discontinued operations	(94)	(6,051)	(890)	(4,732)

Net Income	20,249	9,717	38,175	6,125
Less: Net income attributable to noncontrolling interests	(7,741)	(7,545)	(15,567)	(14,879)

Net Income (Loss) Attributable to CPA®:15 Shareholders	$12,508	$2,172	$22,608	$(8,754)

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:15 shareholders	$0.10	$0.07	$0.19	$(0.03)
Loss from discontinued operations attributable to CPA®:15 shareholders	—	(0.05)	(0.01)	(0.04)

Net income (loss) attributable to CPA®:15 shareholders	$0.10	$0.02	$0.18	$(0.07)

Weighted Average Shares Outstanding	126,975,648	125,845,961	126,614,948	126,353,912

Amounts Attributable to CPA®:15 Shareholders
Income (loss) from continuing operations, net of tax	$12,632	$8,601	$23,528	$(3,202)
Loss from discontinued operations, net of tax	(124)	(6,429)	(920)	(5,552)

Net income (loss)	$12,508	$2,172	$22,608	$(8,754)

Distributions Declared Per Share	$0.1810	$0.1798	$0.3617	$0.3546

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net Income	$20,249	$9,717	$38,175	$6,125
Other Comprehensive Income:
Foreign currency translation adjustments	(17,204)	14,329	(30,004)	(1,298)
Change in unrealized gain on marketable securities	243	337	404	62
Change in unrealized (loss) gain on derivative instruments	(3,218)	4,537	(6,747)	(256)

	(20,179)	19,203	(36,347)	(1,492)

Comprehensive income	70	28,920	1,828	4,633

Amounts Attributable to Noncontrolling Interests:
Net income	(7,741)	(7,545)	(15,567)	(14,879)
Foreign currency translation adjustments	5,292	(3,315)	8,920	963
Change in unrealized gain (loss) on derivative instruments	1,136	(947)	2,112	203

Comprehensive income attributable to noncontrolling interests	(1,313)	(11,807)	(4,535)	(13,713)

Comprehensive (Loss) Income Attributable to CPA®:15 Shareholders	$(1,243)	$17,113	$(2,707)	$(9,080)

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended June 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$38,175	$6,125
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	31,266	31,219
Straight-line rent adjustments and financing lease adjustments	4,651	4,270
Income from equity investments in real estate in excess of distributions received	(1,241)	(1,354)
Issuance of shares to affiliate in satisfaction of fees due	5,606	6,955
Realized loss on foreign currency transactions, derivative instruments and other, net	1,090	561
Unrealized loss (gain) on foreign currency transactions, derivative instruments and other, net	2,395	(1,170)
Loss (gain) on sale of real estate, net	162	(851)
Impairment charges	—	33,450
Increase in cash held in escrow for operating activities	(6,150)	(14,517)
Changes in operating assets and liabilities	2,760	4,275

Net cash provided by operating activities	78,714	68,963

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,606	3,805
Capital expenditures and acquisitions of real estate	(139)	(659)
Proceeds from sale of real estate	6,154	4,129
Payment of deferred acquisition fees to an affiliate	(3,530)	(6,903)

Net cash provided by investing activities	5,091	372

Cash Flows — Financing Activities
Distributions paid	(45,553)	(44,001)
Distributions paid to noncontrolling interests	(17,654)	(23,086)
Contributions from noncontrolling interests	1,415	797
Proceeds from mortgages	5,915	25,234
Prepayment of mortgage principal	—	(2,745)
Scheduled payments of mortgage principal	(38,397)	(48,443)
Deferred financing costs	(160)	—
Proceeds from issuance of shares, net of costs	9,831	10,066
Purchase of treasury stock	(1,233)	(37,247)

Net cash used in financing activities	(85,836)	(119,425)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(5,274)	(191)

Net decrease in cash and cash equivalents	(7,305)	(50,281)
Cash and cash equivalents, beginning of period	69,379	112,032

Cash and cash equivalents, end of period	$62,074	$61,751

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2010, our portfolio was comprised of our full or partial ownership interests in 351 properties, substantially all of which were triple-net leased to 80 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of approximately 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In June 2009, the Financial Accounting Standard Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to a previously consolidated VIE, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our assessment to determine whether these entities are VIEs, we identified one entity that was deemed to be a VIE as the third party tenant that leases property from the entity has the right to repurchase the property during the term of their lease at a fixed price.
CPA®:15 6/30/2010 10-Q — 6

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
Because we generally utilize non-recourse debt, our maximum exposure to the VIE is limited to the equity we have in the VIE. We have not provided financial or other support to the VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in the entity.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Post acquisition, there will be a subsequent positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. We did not enter into any investments during the three and six months ended June 30, 2010 or 2009.
Information about International Geographic Areas
At June 30, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $23.6 million and $28.4 million for the three months ended June 30, 2010 and 2009, respectively, and $49.0 million and $56.8 million for the six months ended June 30, 2010 and 2009. Internationally, our net investments in real estate totaled $854.7 million and $998.4 million at June 30, 2010 and December 31, 2009, respectively.
Out-of-Period Adjustment
During the first quarter of 2010, we identified an error in the consolidated financial statements for the third and fourth quarters of 2009. This error related to the recognition of cash received on a note receivable of $0.3 million in both the third and fourth quarters of 2009. As a result of this error, net loss was understated by $0.6 million for the year ended 2009. We concluded this adjustment was not material to our results for the year ended December 31, 2009, and as such, this cumulative change was recorded in the statement of operations in the first quarter of 2010 as an out-of-period adjustment.
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect expires on September 30, 2010 but was recently renewed for an additional year pursuant to its terms. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. We incurred base asset management fees of $3.5 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively, and $6.9 million and $7.3 million for the six months ended June 30, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At June 30, 2010, the advisor owned 8,658,837 shares (6.8%) of our common stock.
CPA®:15 6/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average approximately 4.5% of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which the investment was purchased, subject to satisfaction of the 6% performance criterion. Interest on unpaid installments is 6% per year. We did not incur any current or deferred acquisition fees during the three or six months ended June 30, 2010 and 2009. Unpaid installments of deferred acquisition fees totaled $3.7 million and $7.2 million at June 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $3.5 million and $6.9 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled less than $0.1 million during both the three and six months ended June 30, 2010. No such mortgage refinancing fees were paid during the three and six months ended June 30, 2009.
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $6.2 million at both June 30, 2010 and December 31, 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.9 million and $0.7 million during the three months ended June 30, 2010 and 2009, respectively, and $1.7 million and $1.4 million during the six months ended June 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million during both the three months ended June 30, 2010 and 2009 and $0.4 million during both the six months ended June 30, 2010 and 2009. Based on gross revenues through June 30, 2010, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
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
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2010	December 31, 2009
Land	$492,772	$521,308
Buildings	1,652,225	1,746,151
Less: Accumulated depreciation	(290,481)	(281,854)

	$1,854,516	$1,985,605

CPA®:15 6/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
We did not acquire real estate assets during the six months ended June 30, 2010. Assets disposed of during the current year-to-date period are discussed in Note 13. Fluctuations in foreign currency exchange rates had a significantly adverse impact on our asset base as of June 30, 2010 as compared to December 31, 2009, representing $101.8 million of the decrease.
In connection with our acquisition of properties, we have recorded net lease intangibles of $292.6 million, which are being amortized over periods ranging from seven years and four months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $5.7 million and $5.6 million for the three months ended June 30, 2010 and 2009, respectively, and $11.2 million and $11.0 million for the six months ended June 30, 2010 and 2009, respectively.
Note 5. Equity Investments in Real Estate
We generally own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies which we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control, including a 64% tenant-in-common interest in a venture. Generally the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	June 30, 2010	June 30, 2010	December 31, 2009
Marriott International, Inc.	47%	$65,711	$66,813
Schuler A.G. (a)	34%	44,768	46,031
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	15,109	18,306
The Upper Deck Company	50%	10,993	11,527
PETsMART, Inc.	30%	8,382	8,689
Hologic, Inc.	64%	8,237	8,424
The Talaria Company (Hinckley) (b)	30%	7,422	7,809
Del Monte Corporation	50%	5,950	6,343
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)(c)	33%	5,355	5,825
Builders FirstSource, Inc.	40%	1,561	1,592
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (a)(d)	50%	485	412

		$173,973	$181,771

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	In connection with a potential sale of this property, we recognized an other-than-temporary impairment charge of $0.6 million during the first quarter of 2010 (Note 9).

(c)	Waldaschaff Automotive GmbH is operating under bankruptcy protection as of the date of this Report and has been paying reduced rent while new lease terms are being negotiated.

(d)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings and following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture on substantially the same terms.
CPA®:15 6/30/2010 10-Q — 9

Notes to Consolidated Financial Statements
As discussed in Note 2, we adopted the FASB’s amended guidance on the consolidation of VIEs effective January 1, 2010. Upon adoption of the amended guidance, we re-evaluated our existing interests in unconsolidated entities and determined that we should continue to account for our interests in the Hellweg and SaarOTEC (formerly Görtz & Schiele GmbH & Co.) ventures using the equity method of accounting primarily because our partners in each of these ventures has the power to direct the activities that most significantly impact the entity’s economic performance, including disposal rights of the property. Carrying amounts related to these VIEs are noted in the table above. Because we generally utilize non-recourse debt, our maximum exposure to either VIE is limited to the equity we have in each VIE. We have not provided financial or other support to either VIE and there are no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in such entities.
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2010	December 31, 2009
Assets	$1,130,193	$1,283,688
Liabilities	(510,853)	(601,457)

Partners’/members’ equity	$619,340	$682,231

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$28,645	$29,923	$57,007	$59,236
Expenses	(12,475)	(15,248)	(26,927)	(29,039)
Impairment charge (a)	—	—	(8,030)	—

Net income	$16,170	$14,675	$22,050	$30,197

(a)	Represents impairment charge incurred by a venture that leases property to the Talaria Company (Hinckley) in connection with a potential sale of the property.
We recognized income from equity investments in real estate of $5.6 million and $3.5 million for the three months ended June 30, 2010 and 2009, respectively, and $8.2 million and $7.5 million for the six months ended June 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of Other comprehensive income (“OCI”) in equity. Our interest in CCMT consists of interests in Class IO and Class E certificates. Our interest in the Class IO certificates, which are rated Aaa by Moody’s Investors Service, Inc. and AAA by Fitch Inc., had an estimated fair value of $0.4 million and $0.6 million at June 30, 2010 and December 31, 2009, respectively. Our interest in the Class E certificates, which are rated between Baa3 and Caa by Moody’s and between BBB- and CCC by Fitch, had an estimated fair value of $9.7 million and $9.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, the estimated fair value of our interest in CCMT totaled $10.1 million and $9.7 million, respectively, which reflected an aggregate unrealized gain of less than $0.1 million and an aggregate unrealized loss of $0.3 million, respectively, and cumulative net amortization of $2.0 million and $1.9 million, respectively. We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT.
One of the key variables in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at June 30, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	June 30, 2010	change	change
Fair value of our interest in CCMT	$10,053	$9,864	$9,679
The above sensitivity analysis is hypothetical and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
CPA®:15 6/30/2010 10-Q — 10

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
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$32,604	$32,604	$—	$—
Other securities (a)	10,188	—	—	10,188
Derivative assets	1,680	—	—	1,680

	$44,472	$32,604	$—	$11,868

Liabilities:
Derivative liabilities	$(12,907)	$—	$(12,907)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$36,652	$36,652	$—	$—
Other securities (a)	9,865	—	—	9,865
Derivative assets	2,380	—	580	1,800

	$48,897	$36,652	$580	$11,665

Liabilities:
Derivative liabilities	$(8,396)	$—	$(8,396)	$—

(a)	Other securities consist of our interest in the CCMT mortgage securitization and equity units in Rave Reviews Cinemas.
CPA®:15 6/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Three months ended June 30, 2010			Three months ended June 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$9,975	$1,880	$11,855	$8,830	$1,300	$10,130
Total gains or losses (realized and unrealized):
Included in earnings	—	(200)	(200)	—	380	380
Included in other comprehensive income	243	—	243	337	—	337
Amortization and accretion	(30)	—	(30)	(81)	—	(81)

Ending balance	$10,188	$1,680	$11,868	$9,086	$1,680	$10,766

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(200)	$(200)	$—	$380	$380

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Six months ended June 30, 2010			Six months ended June 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$9,865	$1,800	$11,665	$9,188	$1,300	$10,488
Total gains or losses (realized and unrealized):
Included in earnings	—	(120)	(120)	—	391	391
Included in other comprehensive income	406	—	406	62	—	62
Amortization and accretion	(83)	—	(83)	(164)	—	(164)
Purchases, issuances, and settlements	—	—	—	—	(11)	(11)

Ending balance	$10,188	$1,680	$11,868	$9,086	$1,680	$10,766

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(120)	$(120)	$—	$380	$380

Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,535,254	$1,513,096	$1,678,929	$1,616,587
We determined the estimated fair value of our debt instruments and other securities using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2010 and December 31, 2009.
CPA®:15 6/30/2010 10-Q — 12

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including discounted cash flow on the expected cash flows of each asset as well as the income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated impairment charges recorded during the three and six months ended June 30, 2010 and 2009 based on market conditions and assumptions at June 30, 2010 and 2009, respectively. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three and six months ended June 30, 2010 and 2009. Refer to Note 9 for additional information regarding these impairment charges. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended		Three months ended
	June 30, 2010		June 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$—	$—	$16,688	$7,254
Net investments in direct financing leases	—	—	7,350	2,366

	$—	$—	$24,038	$9,620

	Six months ended		Six months ended
	June 30, 2010		June 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Assets:
Net investments in properties	$—	$—	$16,688	$7,254
Net investments in direct financing leases	—	—	18,605	26,196
Equity investments in real estate	7,433	570	—	—

	$7,433	$570	$35,293	$33,450

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
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
CPA®:15 6/30/2010 10-Q — 13

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
The following table sets forth certain information regarding our derivative instruments at June 30, 2010 and December 31, 2009 (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Derivatives Designated as Hedging Instruments
Interest rate cap	Other assets	$—	$1	$—	$—
Interest rate swaps	Other assets or Other liabilities	—	579	(12,907)	(8,396)

		—	580	(12,907)	(8,396)

Derivatives not Designated as Hedging Instruments
Stock warrants	Other assets	1,680	1,800	—	—

Total derivatives		$1,680	$2,380	$(12,907)	$(8,396)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)
	Three months ended June 30,		Six months ended June 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate cap	$6	$5	$12	$1
Interest rate swaps (a)	(3,224)	4,532	(6,759)	(257)

Total	$(3,218)	$4,537	$(6,747)	$(256)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		(Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Hedging Relationships	Recognized in Income	2010	2009	2010	2009
Interest rate swap (b)	Interest expense	—	(1,096)	—	(1,096)

Total		$—	$(1,096)	$—	$(1,096)

(a)	For the three months ended June 30, 2010 and 2009, losses of $1.1 million and gains of $0.9 million, respectively, were attributable to noncontrolling interests. For the six months ended June 30, 2010 and 2009, losses of $2.1 million and $0.2 million, respectively, were attributable to noncontrolling interests.

(b)	During the second quarter of 2009, we determined that an interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our suspension of debt service payments subsequent to June 30, 2009. As a result, we wrote off the ineffective portion of this derivative.
CPA®:15 6/30/2010 10-Q — 14

Notes to Consolidated Financial Statements
During the three and six months ended June 30, 2010 and 2009, no gains or losses were reclassified from OCI into income related to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized
		in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended June 30,		Six months ended June 30,
Hedging Relationships	Recognized in Income	2010	2009	2010	2009
Stock warrants	Other income and (expenses)	$(200)	$380	$(120)	$391

Total		$(200)	$380	$(120)	$391

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
The interest rate swap and interest rate cap derivative instruments that we had outstanding at June 30, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional		Effective	Effective	Expiration
	Type	Amount		Interest Rate (a)	Date	Date	Fair Value (b)
3-Month Euribor (c)	“Pay-fixed” swap	$122,763	(b)	5.6%	7/2006	7/2016	$(10,468)
3-Month Euribor (c)	“Pay-fixed” swap	9,137	(b)	5.0%	4/2007	7/2016	(779)
3-Month Euribor (c)	“Pay-fixed” swap	12,595	(b)	5.6%	4/2008	10/2015	(1,074)
1-Month LIBOR (c)	Interest rate cap	32,734		5.0%	12/2008	12/2010	—
3-Month LIBOR (c)	“Pay-fixed” swap	21,109		5.9%	5/2009	3/2019	(477)
1-Month LIBOR	“Pay-fixed” swap	3,383		6.5%	8/2009	9/2012	(109)

							$(12,907)

(a)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(b)	Amounts are based upon the applicable exchange rate at June 30, 2010.

(c)	Inclusive of noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $72.0 million and $3.4 million, respectively.

(d)	The applicable interest rate of the related debt was 4.0%, which was below the effective interest rate of the cap at June 30, 2010.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
CPA®:15 6/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
Embedded Credit Derivative
We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. The ventures have the right, at their sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at June 30, 2010 and December 31, 2009 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of $1.5 million and $1.0 million, respectively. For the three months ended June 30, 2010 and 2009, these derivatives generated total unrealized gains of $0.9 million and $0.4 million, respectively. For the six months ended June 30, 2010 and 2009, these derivatives generated total unrealized gains of $0.7 million and $1.1 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our nonrecourse variable-rate debt. At June 30, 2010, we estimate that an additional $4.6 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $1.1 million.
We have agreements with some of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $12.9 million and $8.4 million at June 30, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $15.4 million or $10.2 million, inclusive of amounts attributable to noncontrolling interests totaling $3.7 million and $2.5 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized lease revenues in certain areas, as described below. Although we view our exposure from properties that we purchased together with our affiliates based on our ownership percentage in these properties, the percentages in the paragraphs below represent 100% of our consolidated ownership in these properties and do not include the pro rata shares of our equity investments.
At June 30, 2010, our directly-owned real estate properties were located in the U.S. (70%), with California (11%) representing the most significant domestic concentration, and in Europe (30%), with France (12%) representing the most significant international concentration based on percentage of our annualized contractual minimum base rent for the second quarter of 2010. In addition, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 13% of lease revenue during the three months ended June 30, 2010, inclusive of noncontrolling interest. At June 30, 2010, our directly-owned real estate properties contained significant concentrations in the following asset types: office (25%), industrial (18%), warehouse/distribution (16%), retail (15%), and self-storage (12%); and in the following tenant industries: retail trade (21%) and electronics (15%).
At June 30, 2010, we had several tenants in consolidated investments and in equity investments in real estate that were in various stages of the bankruptcy process, including two that terminated their leases in bankruptcy proceedings or liquidation proceedings. For those tenants in consolidated investments, we recognized lease revenues of $0.4 million and $1.0 million in the three months ended June 30, 2010 and 2009, respectively, and $0.9 million and $1.9 million in the six months ended June 30, 2010 and 2009, respectively. For those tenants of equity investments in real estate, we recognized net income of less than $0.1 million in the three months ended June 30, 2010 and losses from equity investments of $0.2 million in the three months ended June 30, 2009, and net income of $0.2 million and losses from equity investments of $0.3 million in the six months ended June 30, 2010 and 2009, respectively. These consolidated and equity investments had an aggregate carrying value of $25.5 million and $28.8 million at June 30, 2010 and December 31, 2009, respectively.
Note 9. Impairment Charges
We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we then perform a future net cash flow analysis discounted for inherent risk associated with each investment.
CPA®:15 6/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net investments in properties	—	294	—	294
Net investment in direct financing lease	$—	$2,366	$—	$26,196

Total impairment charges included in expenses	—	2,660	—	26,490
Equity investments in real estate (a)	—	—	570	—

Total impairment charges included in income from continuing operations	$—	$2,660	$570	$26,490

Impairment charges included in discontinued operations	—	6,960	—	6,960

Total impairment charges	$—	$9,620	$570	$33,450

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate in the consolidated financial statements.
2010 — During the first quarter of 2010, we recognized an other-than-temporary impairment charge of $0.6 million related to The Talaria Company (Hinckley) venture to reduce the carrying value to its estimated fair value based on a potential sale of the property as a result of tenant financial difficulties.
2009 — During the three and six months ended June 30, 2009, we recognized impairment charges of $9.6 million and $33.4 million, respectively, described below.
Shires Limited
For the three and six months ended June 30, 2009, we recognized impairment charges of $2.0 million and $18.7 million, respectively, to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values. In the second quarter of 2009, Shires Limited filed for bankruptcy and vacated four of the six properties it leased from us in the United Kingdom and Ireland. These properties were subsequently placed into receivership. We recognized additional impairment charges of $0.9 million during the remainder of 2009. At June 30, 2010, substantially all of these properties were classified as Net investments in direct financing leases in the consolidated financial statements.
Advanced Accessory Systems LLC
During the first quarter of 2009, we recognized an impairment charge of $7.1 million on a property formerly leased to Advanced Accessory Systems, LLC to reduce its carrying value to its estimated fair value in connection with the tenant entering into liquidation proceedings and vacating the property. We recognized additional impairment charges of $1.3 million during the remainder of 2009. We have entered into negotiations with the lender to turn this property over to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. At June 30, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Innovate Holdings Limited
During the second quarter of 2009, we recognized an impairment charge of $7.0 million related to a property formerly leased to Innovate Holdings Limited to reduce its carrying value to its estimated fair value in connection with the tenant terminating its lease in bankruptcy court and vacating the property. We recognized additional impairment charges of $0.4 million during the remainder of 2009. In the fourth quarter of 2009, we returned this property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The results of operations of this property are included in Income from discontinued operations in the consolidated financial statements.
Other
During the second quarter of 2009, we recognized an impairment charge of $0.7 million to reduce the carrying value of a property to its estimated sale price. The property was sold during the fourth quarter of 2009 for sales proceeds of $2.1 million, net of selling costs. We recognized a net loss of less than $0.1 million in connection with this sale. Prior to its disposition, this property was classified as a Net investment in direct financing leases in the consolidated financial statements.
CPA®:15 6/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2010 and 2009.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$1,121,805	$852,178	$269,627
Shares issued	15,437	15,437	—
Contributions	1,415	—	1,415
Net income	38,175	22,608	15,567
Distributions	(63,524)	(45,870)	(17,654)
Change in other comprehensive loss	(36,347)	(25,315)	(11,032)
Shares repurchased	(1,233)	(1,233)	—

Balance at June 30, 2010	$1,075,728	$817,805	$257,923

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$1,218,148	$946,243	$271,905
Shares issued	17,021	17,021	—
Contributions	797	—	797
Net income (loss)	6,125	(8,754)	14,879
Distributions	(67,426)	(44,340)	(23,086)
Change in other comprehensive loss	(1,492)	(326)	(1,166)
Shares repurchased	(37,247)	(37,247)	—

Balance at June 30, 2009	$1,135,926	$872,597	$263,329

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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. Taxes on our foreign investments, primarily in France, comprised a significant portion of our tax provision for both the six months ended June 30, 2010 and 2009, with the six months ended June 30, 2010 reflecting the impact of rent reductions at certain French investments and the sale of four properties in France, as discussed in Note 13 below.
CPA®:15 6/30/2010 10-Q — 18

Notes to Consolidated Financial Statements
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At June 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.4 million and $0.5 million, respectively, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2010 and December 31, 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may elect to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
2010 — In March 2010, we sold a domestic property for $6.2 million, net of selling costs, and recognized a loss on the sale of $0.2 million. Prior to this sale, we repaid the non-recourse mortgage loan encumbering the property, which had an outstanding balance of $5.8 million.
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
For the three and six months ended June 30, 2009, loss from discontinued operations also included the operations of a property formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court during 2008 and vacated the property. In October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage loan obligations.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues	$—	$3,155	$181	$6,628
Expenses	(94)	(2,246)	(909)	(5,251)
(Loss) gain on sale of real estate	—	—	(162)	851
Impairment charges	—	(6,960)	—	(6,960)

Loss from discontinued operations	$(94)	$(6,051)	$(890)	$(4,732)

CPA®:15 6/30/2010 10-Q — 19

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
Business Overview
We are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2001 and are managed by the advisor.
Financial Highlights
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Total revenues	$68,061	$70,720	$137,541	$140,173
Net income (loss) attributable to CPA®:15 shareholders	12,508	2,172	22,608	(8,754)
Cash flow from operating activities			78,714	68,963

Distributions paid	22,855	21,964	45,553	44,001

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$26,308	$26,469	$53,698	$52,961
Adjusted cash flow from operating activities			60,669	48,761
We consider the performance metrics listed above, including certain non-GAAP metrics such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues decreased during the three and six months ended June 30, 2010 as compared to the prior year periods in 2009, primarily due to the effects of property sales and lease restructurings.
Net income attributable to CPA®:15 shareholders increased significantly during the three and six months ended June 30, 2010 as compared to the respective prior year periods. Results of operations during the three and six months ended June 30, 2009 reflect impairment charges recognized totaling $9.6 million and $33.4 million, respectively.
Cash flow from operating activities increased in the six months ended June 30, 2010 as compared to the prior year period, primarily due to a reduction in tenant payments held in escrow.
Our quarterly cash distribution increased to $0.181 per share for the second quarter of 2010, which equates to $0.724 per share on an annualized basis.
For the both the three and six months ended June 30, 2010 as compared to the same periods in 2009, our AFFO supplemental measure increased slightly reflecting increased results of operations, as described above. For the six months ended June 30, 2010 as compared to the same period in 2009, our adjusted cash flow from operating activities supplemental measure primarily reflects increased cash flow, as described above.
CPA®:15 6/30/2010 10-Q — 20

Changes in Management
Gordon F. DuGan resigned as Chief Executive Officer and as a member of our board of directors effective July 6, 2010. Trevor P. Bond became interim Chief Executive Officer effective July 6, 2010. Mr. Bond has served as a director of the advisor since April 2007 and served as a director of several of the other CPA® REIT programs between 2005 and 2007. Mr. Bond will also serve as interim Chief Executive Officer for our advisor, as well as for CPA®:14, CPA®:16 — Global and CPA®:17 — Global.
Also effective July 6, 2010, Mark J. DeCesaris became our Chief Financial Officer. Mr. DeCesaris had served as our acting Chief Financial Officer since November 2005. Mr. DeCesaris will also serve as Chief Financial Officer for our advisor, as well as for CPA®:14, CPA®:16 — Global and CPA®:17 — Global.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. While these factors reflect favorably on our business, the economic recovery remains weak, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business segments, and our response to those trends, is presented below.
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
During 2008 and 2009, we experienced a significant increase in tenant defaults as companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. Our experience for the first half of 2010 reflects an improvement from the unusually high level of tenant defaults that we experienced during 2008 and 2009. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. We have recently observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2010, and that economic conditions may again deteriorate.
To mitigate these risks, we have looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 30% and 37% of our annualized lease revenues for the first six months of 2010 and 2009, respectively. The average rate for the U.S. dollar in relation to the Euro during the first six months of 2010 was relatively unchanged in comparison to the same period in 2009. However, the U.S. dollar has strengthened against the Euro, as the conversion rate at June 30, 2010 decreased 15% to 1.2208 from 1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at June 30, 2010 as compared to our balance sheet at December 31, 2009. A significant decline in the value of the Euro could have a material negative impact on our future results, financial position and cash flows.
Capital Markets
We have recently seen a gradual improvement in capital market conditions. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ conservative underwriting standards. We have seen commercial real estate capitalization rates decline from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit.
CPA®:15 6/30/2010 10-Q — 21

Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the first half of 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved. When we obtain variable-rate debt, we generally attempt to implement interest rate caps or swaps to mitigate the impact of variable-rate financing.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macroeconomic factors, including but not limited to growth in gross domestic product, or GDP, unemployment, interest rates, inflation, and demographics. Since the beginning of the current credit crisis, these macro-economic factors have negatively impacted commercial real estate fundamentals resulting in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values, there is still general uncertainty surrounding commercial real estate fundamentals and property valuations. We are chiefly affected by changes in estimated net asset values of our properties, inflation, lease expirations, tenant defaults and occupancy rates.
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
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the first half of 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
At June 30, 2010, we had no significant leases scheduled to expire or renew in the near term. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, the advisor may seek replacement tenants or try to sell the property.
Our occupancy declined from 98% at December 31, 2009 to 97% at June 30, 2010. Based on tenant activity during 2009 and the first half of 2010, including lease amendments, early lease renewals and lease rejections in bankruptcy court, we expect that 2010 annualized contractual lease revenue will decrease by approximately 3% as compared with 2009 annualized contractual lease revenue. This amount may fluctuate based on additional tenant activity and changes in economic conditions, both of which are outside of our control.
Proposed Accounting Changes
The International Accounting Standards Board and FASB are nearing the issuance of an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
CPA®:15 6/30/2010 10-Q — 22

Results of Operations
Our evaluation of the sources of lease revenues is as follows (in thousands):

	Six months ended June 30,
	2010	2009
Rental income	$118,723	$117,061
Interest income from direct financing leases	15,741	20,020

	$134,464	$137,081

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2010	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a) (b)	58%	$16,154	$14,258
Carrefour France, S.A. (a) (c)	54%	9,993	10,543
OBI A.G. (a) (c)	75%	8,034	8,031
True Value Company (a)	50%	7,213	7,213
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	75%	7,174	7,072
Life Time Fitness, Inc. (a)	44%	7,070	7,062
Advanced Micro Devices (a)	33%	4,967	4,967
Pohjola Non-Life Insurance Company (a) (c)	60%	4,339	4,424
Police Prefecture, French Government (a) (b) (c)	50%	4,143	3,761
TietoEnator plc. (a) (c)	60%	4,097	4,111
Universal Technical Institute (d)	100%	3,366	4,324
Médica — France, S.A. (a) (c)	54%	3,238	3,329
Foster Wheeler, Inc.	100%	3,135	3,135
Information Resources, Inc. (a)	67%	2,350	2,486
Compucom Systems, Inc. (a)	33%	2,268	2,268
Other (a)		46,923	50,097

		$134,464	$137,081

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and include revenues applicable to noncontrolling interests totaling $37.6 million and $37.2 million for the six months ended June 30, 2010 and 2009, respectively.

(b)	The increase was due to a CPI-based (or equivalent) rent increase.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates.

(d)	Decrease was due to change in estimate of unguaranteed residual value.
CPA®:15 6/30/2010 10-Q — 23

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Six months ended June 30,
Lessee	June 30, 2010	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)(b)	38%	$17,216	$17,140
Marriott International, Inc. (c)	47%	8,353	8,434
PETsMART, Inc.	30%	4,130	4,130
Schuler A.G. (b)	34%	3,081	3,121
The Talaria Company (Hinckley) (c)	30%	2,284	2,524
Hologic, Inc.	64%	1,764	1,658
Del Monte Corporation	50%	1,763	1,763
The Upper Deck Company	50%	1,597	1,597
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)(d)	33%	1,401	2,067
Builders FirstSource, Inc.	40%	799	776
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (b)(e)	50%	502	1,816

		$42,890	$45,026

(a)	In addition to lease revenues, the venture also earned interest income of $13.1 million and $12.9 million on a note receivable during the six months ended June 30, 2010 and 2009, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates.

(c)	During the second half of 2009, this venture entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties. In April 2010, the lease was further amended to extend the rental payment deferral period through August 2010. We recognized an other-than-temporary impairment charge of $0.6 million related to this venture during the six months ended June 30, 2010 (Note 9).

(d)	Waldaschaff Automotive GmbH is operating under bankruptcy protection as of the date of this Report and has been paying reduced rent while new lease terms are being negotiated.

(e)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings, at which time the venture ceased accruing rental income, and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture on substantially the same terms.
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
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, lease revenues decreased by $2.8 million and $2.6 million respectively. The decrease in lease revenues was primarily due to the effects of property sales, lease restructuring transactions, lease rejections, and lease expirations which reduced lease revenues by $2.9 million and $6.2 million, respectively, as well as changes in estimates of the unguaranteed residual value of certain properties which resulted in decreases to lease revenue of $0.8 million and $1.8 million, respectively. Additionally, the fluctuations of foreign currency exchange rates negatively impacted lease revenue during the three and six months ended June 30, 2010 by $1.5 million and $0.1 million, respectively. These decreases were substantially offset by scheduled rent increases at several properties, which resulted in increases in lease revenues of $2.5 million and $5.1 million, respectively.
Depreciation and Amortization
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, depreciation and amortization expense increased by $0.5 million and $1.1 million, respectively, primarily as a result of higher depreciation/amortization on certain properties as a result of lease amendments.
CPA®:15 6/30/2010 10-Q — 24

Property Expenses
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, property expenses decreased by $2.7 million and $3.6 million, respectively, primarily due to a decrease in uncollected rent expense resulting from a decrease in the number of tenants experiencing financial difficulties and turning over several properties related to one tenant to the lender in exchange for the lenders’ agreement to relieve us of all obligations under the mortgage loan, as well as decrease in asset management and performance fees payable to the advisor as a result of property sales reducing our asset base.
Impairment Charges
For the three and six months ended June 30, 2009, we recognized impairment charges totaling $2.7 million and $26.5 million, respectively, to reduce the carrying values of several investments to their estimated fair values. Impairment charges recognized in the first quarter of 2009 included $16.7 million on our Shires Limited property in connection with the tenant filing for bankruptcy and vacating the property and $7.1 million on a property formerly leased to Advanced Accessory Systems, LLC as a result of the tenant entering liquidation proceedings and vacating the property. Impairment charges recognized in the second quarter of 2009 included an additional impairment of $2.0 million on our Shires Limited property and $0.7 million in connection with the potential sale of a property. Impairment charges recognized during the periods presented on equity investments and assets held for sale are described below and in Note 9.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but exercise significant influence.
For the three months ended June 30, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $2.1 million, primarily due to distributions received from a joint venture totaling $1.6 million.
For the six months ended June 30, 2010 as compared to the same period in 2009, income from equity investments in real estate increased by $0.6 million. The $2.1 million increase in the second quarter of 2010 as described above was partially offset by a $1.5 million decrease in this account balance for the first quarter comparable periods primarily due to the recognition of a $0.6 million other-than-temporary impairment charge on our investment in the Hinckley venture to write its carrying value down to its estimated fair value in connection with a potential sale of this property.
Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in other comprehensive income (loss). We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
For the three and six months ended June 30, 2010, we recognized net other expenses of $2.7 million and $3.5 million, respectively, compared to net other income of $1.3 million and $0.4 million, respectively, in the same periods in 2009. Other expenses in the current year periods were primarily due to unrealized losses on foreign currency transactions, as well as realized losses on the repatriation of cash during the second quarter of 2010 as a result of changes in the foreign currency exchange rates.
Interest Expense
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, interest expense decreased by $2.6 million and $3.3 million, respectively. In the current year periods, interest expense decreased in relation to the prior year periods by $1.4 million and $2.0 million, respectively, as the result of principal payments made during 2010 and 2009. Additionally, during the second quarter of 2009, we wrote off the ineffective portion of an interest rate swap derivative, which reduced interest expense by $1.1 million for each of the three and six months ended June 30, 2009. No such expenses were recognized during 2010.
Provision for Income Taxes
For the three and six months ended June 30, 2010 as compared to the same periods in 2009, provision for income taxes decreased by $1.3 million and $1.7 million, respectively. Rent reductions at certain French investments and the sale of four properties in France primarily contributed to this decline. Income taxes on foreign investments, primarily in France and Germany, comprise a substantial portion of our tax provision.
CPA®:15 6/30/2010 10-Q — 25

Discontinued Operations
For the three and six months ended June 30, 2010, we recognized a loss from discontinued operations of $0.1 million and $0.9 million, respectively, inclusive of a loss on the sale of a property of $0.2 million recognized in the first quarter of 2010.
For the three and six months ended June 30, 2009, we recognized a loss from discontinued operations of $6.1 million and $4.7 million, respectively, primarily due to a $7.0 million impairment charge recognized in the second quarter of 2009 on our Innovative Holdings property (Note 13). The year-to-date decline was partially offset by a net gain on the sale of a property totaling $0.9 million recognized during the first quarter of 2009.
Net Income (Loss) Attributable to CPA®:15 Shareholders
For the three months ended June 30, 2010 as compared to the same period in 2009, the resulting net income attributable to CPA®:15 shareholders increased by $10.3 million. For the six months ended June 30, 2010, the resulting net income attributable to CPA®:15 shareholders was $22.6 million, as compared to the resulting net loss attributable to CPA®:15 shareholders of $8.8 million for the six months ended June 30, 2009.
Funds from Operations — as Adjusted (AFFO)
For the three months ended June 30, 2010 and 2009, AFFO remained relatively unchanged. For the six months ended June 30, 2010 as compared to the same period in 2009, AFFO increased $0.7 million, reflecting a modest improvement in results of operations excluding certain adjusting items, primarily impairment charges. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the six months ended June 30, 2010, we used cash flows from operating activities of $78.7 million to fund distributions to shareholders of $45.6 million. We made scheduled mortgage principal installments of $38.4 million, which included scheduled balloon payments totaling $9.1 million (see Financing Activities below), and the $5.8 million repayment of a non-recourse mortgage loan in connection with the sale of a property. We also paid distributions of $17.7 million to affiliates that hold noncontrolling interests in various entities with us. Cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.
Investing Activities
Our investing activities are generally comprised of real estate related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. We did not make any acquisitions in the six months ended June 30, 2010, but we received proceeds of $6.2 million from the sale of a property as well as distributions from our equity investments in real estate in excess of cumulative equity income of $2.6 million. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $3.5 million.
Financing Activities
As noted above, during the six months ended June 30, 2010, we made scheduled mortgage principal payments and paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We received $9.8 million as a result of issuing shares through our distribution reinvestment and stock purchase plan and used $1.2 million to repurchase shares through our redemption plan. We also made scheduled balloon payments totaling $9.1 million on two maturing loans, one of which was refinanced with a new non-recourse mortgage totaling $5.9 million that is scheduled to mature in 2015.
CPA®:15 6/30/2010 10-Q — 26

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
For the six months ended June 30, 2010, we redeemed 123,950 shares of our common stock pursuant to our redemption plan at a price per share of $9.95, all of which were redeemed under the limited exceptions to the suspension described above. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the six months ended June 30, 2010 was $60.7 million, an increase of $11.9 million over the prior year period. This increase was primarily driven by the increase of $9.8 million in cash flow from operating activities and a reduction in distributions paid to noncontrolling interests of $3.5 million. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	June 30, 2010	December 31, 2009

Balance
Fixed rate	$1,232,763	$1,293,631
Variable rate (a)	302,491	385,298

Total	$1,535,254	$1,678,929

Percent of total debt
Fixed rate	80%	77%
Variable rate (a)	20%	23%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.9%	5.9%
Variable rate (a)	5.2%	5.2%

(a)	Variable rate debt at June 30, 2010 included (i) $169.0 million that has been effectively converted to fixed rates through interest rate swap derivative instruments, (ii) $32.7 million that is subject to an interest rate cap, but for which the applicable interest rate was below the effective interest rate of the cap at June 30, 2010 and (iii) $100.8 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their term.
Cash Resources
At June 30, 2010, our cash resources consisted of cash and cash equivalents totaling $62.1 million. Of this amount, $14.5 million, at then current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $33.5 million. However, given the recent volatility in the commercial real estate financing markets, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as or working capital needs and other commitments.
CPA®:15 6/30/2010 10-Q — 27

Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $91.8 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $47.1 million will be due during the next twelve months, consisting of $16.5 million during the third quarter of 2010, inclusive of amounts attributable to noncontrolling interests totaling $4.2 million, $3.1 million during the fourth quarter of 2010 and $27.5 million during the first quarter of 2011, inclusive of amounts attributable to noncontrolling interests totaling $9.2. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $4.9 million, all of which is due in the first quarter of 2011. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
At June 30, 2010, we had several tenants that were in various stages of the bankruptcy process, including one former tenant who had terminated their lease in liquidation proceedings. We have entered into negotiations to turn this vacant property over to the lender, and we anticipate that we will incur significant carrying costs during the time the property remains unoccupied.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1 - 3 years	3 - 5 years	5 years
Non-recourse debt — Principal (a)	$1,536,722	$91,693	$332,287	$557,373	$555,369
Deferred acquisition fees — Principal	3,696	2,212	1,463	21	—
Interest on borrowings and deferred acquisition fees (b)	439,904	86,166	148,266	100,120	105,352
Subordinated disposition fees (c)	6,169	—	—	6,169	—
Operating and other lease commitments (d)	23,890	1,959	3,954	3,944	14,033

	$2,010,381	$182,030	$485,970	$667,627	$674,754

(a)	Excludes $1.4 million of unamortized discount on a note, as well as $0.1 million of purchase accounting adjustments which is included in Non-recourse debt at June 30, 2010.

(b)	Interest on unhedged variable rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.2 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $29.2 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2010. At June 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
CPA®:15 6/30/2010 10-Q — 28

Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at June 30, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.2 million, with our share approximating $0.9 million. In addition, our maximum exposure to loss on these ventures was $15.7 million (inclusive of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2010 are presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	June 30, 2010	Total Assets	Party Debt	Maturity Date
The Upper Deck Company	50%	$26,673	$10,116	2/2011
Del Monte Corporation	50%	14,214	10,242	8/2011
PETsMART, Inc.	30%	66,606	37,767	12/2011
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (b)	33%	39,160	19,891	8/2015
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (a) (c)	50%	6,386	21,572	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	10,837	6,498	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (d)	38%	693,102	341,933	4/2017
Hologic, Inc.	64%	26,984	14,494	5/2023
The Talaria Company (Hinckley) (e)	30%	49,223	30,016	6/2025
Marriott International, Inc.	47%	133,484	—	N/A
Schuler A.G. (a)	34%	63,524	—	N/A

		$1,130,193	$492,529

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2010.

(b)	A former tenant, Wagon Automotive GmbH, terminated its lease in bankruptcy proceedings effective May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated but is operating under the protection of the insolvency administrator as of the date of this Report. In October 2009, the venture terminated the existing lease with Wagon Automotive Nagold GmbH, which has not filed for bankruptcy, and signed a new lease on substantially the same terms.

(c)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings, and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture on substantially the same terms.

(d)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $287.4 million at June 30, 2010.

(e)	We recognized an other-than-temporary impairment charge of $0.6 million in connection with this venture in the first quarter of 2010.
CPA®:15 6/30/2010 10-Q — 29

Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain supplemental measures that are not defined by GAAP (“non-GAAP measures”) in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations, (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items, however FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses on extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. As a result, we believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better understand and measure the performance of our business over time without the potentially distorting impact of these short-term fluctuations.
CPA®:15 6/30/2010 10-Q — 30

FFO and AFFO for the three and six months ended June 30, 2010 and 2009 are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net income (loss) attributable to CPA®:15 shareholders	$12,508	$2,172	$22,608	$(8,754)
Adjustments:
Depreciation and amortization of real property	14,864	15,191	30,008	30,443
Loss (gain) on sale of real estate	—	—	162	(851)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	469	2,986	2,487	4,893
Gain on sale of real estate	(173)	—	(173)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,599)	(2,509)	(7,531)	(6,757)

Total adjustments	11,561	15,668	24,953	27,728

FFO — as defined by NAREIT	24,069	17,840	47,561	18,974

Adjustments:
Other depreciation, amortization and non-cash charges	1,656	(707)	2,395	(1,141)
Straight-line and other rent adjustments	506	(280)	535	1,550
Impairment charges	—	9,620	—	33,450
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	(364)	(103)	(285)	(396)
Straight-line and other rent adjustments	188	152	386	304
Impairment charges	—	—	2,409	—
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	253	(53)	697	220

Total adjustments	2,239	8,629	6,137	33,987

AFFO	$26,308	$26,469	$53,698	$52,961

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our non-controlling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities, and we use this measure when evaluating distributions to shareholders.
CPA®:15 6/30/2010 10-Q — 31

Adjusted cash flow from operating activities for the six months ended June 30, 2010 and 2009 is presented below (in thousands):

	Six months ended June 30,
	2010	2009
Cash flow provided by operating activities	$78,714	$68,963
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	945	3,808
Distributions paid to noncontrolling interests, net	(16,230)	(19,735)
Changes in working capital	(2,760)	(4,275)

Adjusted cash flow from operating activities	$60,669	$48,761

Distributions declared	$45,797	$44,805

While we believe our FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.
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
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At June 30, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2010, we estimate that our total interest in CCMT had a fair value of $10.1 million, an increase of $0.3 million from the fair value at December 31, 2009.
CPA®:15 6/30/2010 10-Q — 32

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps and interest rate caps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $12.9 million, inclusive of amounts attributable to noncontrolling interests of $3.4 million, at June 30, 2010 (Note 10).
Certain of our unconsolidated ventures, in which we have interests ranging from 33% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain of $0.7 million during the six months ended June 30, 2010, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2010, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during their term. The annual interest rates on our fixed rate debt at June 30, 2010 ranged from 4.3% to 10.0%. The annual interest rates on our variable rate debt at June 30, 2010 ranged from 4.0% to 7.6%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$36,328	$93,170	$133,702	$134,268	$274,115	$561,180	$1,232,763	$1,211,336
Variable rate debt	$5,253	$11,070	$43,705	$10,453	$83,336	$148,674	$302,491	$301,760
The estimated fair value of our fixed rate debt and our variable rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swap agreements is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2010 by an aggregate increase of $54.3 million or an aggregate decrease of $57.7 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates. Annual interest expense on our unhedged variable rate debt that does not bear interest at fixed rates at June 30, 2010 would increase or decrease by $0.3 million for each respective 1% change in annual interest rates.
Foreign Currency Exchange Rate Risk

We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash then we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2010, we recognized net unrealized foreign currency transaction losses of $2.3 million and net realized foreign currency transaction losses of $1.1 million. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
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
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million.
CPA®:15 6/30/2010 10-Q — 33

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our interim chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our interim chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 6/30/2010 10-Q — 34

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2010, we issued 259,137 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.70 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
April			N/A	N/A
May			N/A	N/A
June	58,728	$9.95	N/A	N/A

Total	58,728

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The shares were repurchased pursuant to the limited exceptions to the suspension noted above. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 6/30/2010 10-Q — 35

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 8/13/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 8/13/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 6/30/2010 10-Q — 36

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 6/30/2010 10-Q — 37