Form 10-Q
period 2010-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2010-11-15
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant had 128,308,397 shares of common stock, $.001 par value, outstanding at November 5, 2010.

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
CPA®:15 9/30/2010 10-Q — 1

PART I
Item 1. Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to a consolidated variable interest entity (“VIE”) of $7,861 for both periods presented)	$2,146,512	$2,267,459
Accumulated depreciation (inclusive of amounts attributable to consolidated VIE of $(1,124) and $(995), respectively)	(298,554)	(281,854)

Net investments in properties	1,847,958	1,985,605
Net investment in direct financing leases	358,231	372,636
Equity investments in real estate	187,214	181,771

Net investments in real estate	2,393,403	2,540,012
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIE of $550 and $182, respectively)	65,773	69,379
Intangible assets, net (inclusive of amounts attributable to consolidated VIE of $658 and $698, respectively)	176,502	211,734
Other assets, net (inclusive of amounts attributable to consolidated VIE of $986 and $873, respectively)	143,418	137,963

Total assets	$2,779,096	$2,959,088

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIE of $4,528 and $4,668, respectively)	$1,548,450	$1,678,929
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIE of $375 and $280, respectively)	54,376	38,431
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIE of $63 and $62, respectively)	69,037	78,922
Due to affiliates	13,335	18,303
Distributions payable	23,175	22,698

Total liabilities	1,708,373	1,837,283

Commitments and contingencies (Note 11)
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 143,945,791 and 141,748,316 shares issued, respectively	144	142
Additional paid-in capital	1,338,622	1,315,521
Distributions in excess of accumulated earnings	(327,853)	(297,779)
Accumulated other comprehensive (loss) income	(8,551)	2,201

	1,002,362	1,020,085
Less, treasury stock at cost, 16,112,973 and 15,923,273 shares, respectively	(169,794)	(167,907)

Total CPA®:15 shareholders’ equity	832,568	852,178
Noncontrolling interests	238,155	269,627

Total equity	1,070,723	1,121,805

Total liabilities and equity	$2,779,096	$2,959,088

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2010 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues
Rental income	$57,949	$61,060	$176,672	$178,121
Interest income from direct financing leases	7,774	9,871	23,515	29,891
Other operating income	1,647	1,663	4,724	4,755

	67,370	72,594	204,911	212,767

Operating Expenses
Depreciation and amortization	(15,183)	(15,439)	(45,669)	(44,855)
Property expenses	(9,807)	(8,351)	(29,407)	(31,579)
General and administrative	(1,926)	(1,866)	(5,963)	(6,453)
Impairment charges	(3,381)	(13,532)	(3,381)	(40,022)

	(30,297)	(39,188)	(84,420)	(122,909)

Other Income and Expenses
(Loss) income from equity investments in real estate	(4,907)	(3,419)	3,273	4,119
Other interest income	460	508	1,366	1,914
Other income and (expenses)	2,071	(1,850)	(1,413)	(1,311)
Gain on deconsolidation of a subsidiary	11,493	—	11,493	—
Interest expense	(22,825)	(25,806)	(70,027)	(76,297)

	(13,708)	(30,567)	(55,308)	(71,575)

Income from continuing operations before income taxes	23,365	2,839	65,183	18,283
Provision for income taxes	(748)	(1,831)	(3,501)	(6,298)

Income from continuing operations	22,617	1,008	61,682	11,985

Discontinued Operations
Loss from operations of discontinued properties	(26)	(2,779)	(754)	(1,522)
Gain (loss) on sale of real estate	—	11,084	(162)	11,935
Impairment charges	—	(234)	—	(7,194)

(Loss) income from discontinued operations	(26)	8,071	(916)	3,219

Net Income	22,591	9,079	60,766	15,204
Less: Net income attributable to noncontrolling interests	(6,228)	(7,024)	(21,795)	(21,903)

Net Income (Loss) Attributable to CPA®:15 Shareholders	$16,363	$2,055	$38,971	$(6,699)

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:15 shareholders	$0.13	$(0.02)	$0.32	$(0.05)
(Loss) income from discontinued operations attributable to CPA®:15 shareholders	—	0.04	(0.01)	—

Net income (loss) attributable to CPA®:15 shareholders	$0.13	$0.02	$0.31	$(0.05)

Weighted Average Shares Outstanding	127,681,629	125,008,341	126,974,970	125,900,460

Amounts Attributable to CPA®:15 Shareholders
Income (loss) from continuing operations, net of tax	$16,395	$(3,037)	$39,923	$(6,119)
(Loss) income from discontinued operations, net of tax	(32)	5,092	(952)	(580)

Net income (loss)	$16,363	$2,055	$38,971	$(6,699)

Distributions Declared Per Share	$0.1813	$0.1801	$0.5430	$0.5347

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2010 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net Income	$22,591	$9,079	$60,766	$15,204
Other Comprehensive Income:
Foreign currency translation adjustments	20,328	8,366	(9,676)	7,068
Change in unrealized gain on marketable securities	245	623	650	685
Change in unrealized loss on derivative instruments	(959)	(2,634)	(7,705)	(2,890)

	19,614	6,355	(16,731)	4,863

Comprehensive income	42,205	15,434	44,035	20,067

Amounts Attributable to Noncontrolling Interests:
Net income	(6,228)	(7,024)	(21,795)	(21,903)
Foreign currency translation adjustments	(5,508)	(1,996)	3,411	(1,033)
Change in unrealized loss on derivative instruments	458	784	2,568	987

Comprehensive income attributable to noncontrolling interests	(11,278)	(8,236)	(15,816)	(21,949)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$30,927	$7,198	$28,219	$(1,882)

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2010 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2010	2009
Cash Flows — Operating Activities
Net income	$60,766	$15,204
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	46,621	47,278
Straight-line rent adjustments and financing lease adjustments	6,239	4,874
Income from equity investments in real estate in excess of distributions received	5,588	4,608
Issuance of shares to affiliate in satisfaction of fees due	8,398	9,887
Realized loss on foreign currency transactions, derivative instruments and other, net	1,125	920
Unrealized loss (gain) on foreign currency transactions, derivative instruments and other, net	288	(1,898)
Gain on deconsolidation of a subsidiary	(11,493)	—
Loss (gain) on sale of real estate, net	162	(9,836)
Impairment charges	3,381	47,216
Increase in cash held in escrow for operating activities	(5,279)	(9,011)
Changes in operating assets and liabilities	3,604	3,802

Net cash provided by operating activities	119,400	113,044

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	13,746	5,790
Capital expenditures	(152)	(1,490)
Contributions to equity investments in real estate	(736)	—
Proceeds from sale of real estate	6,154	5,023
Funds placed in escrow for future construction of real estate	(356)	—
Payment of deferred acquisition fees to an affiliate	(3,530)	(6,903)

Net cash provided by investing activities	15,126	2,420

Cash Flows — Financing Activities
Distributions paid	(68,568)	(66,395)
Distributions paid to noncontrolling interests	(27,394)	(31,444)
Contributions from noncontrolling interests	6,976	7,365
Proceeds from mortgages	5,915	34,234
Prepayment of mortgage principal	—	(7,224)
Scheduled payments of mortgage principal	(65,598)	(74,632)
Deferred financing costs	(160)	—
Proceeds from issuance of shares, net of costs	14,705	15,048
Purchase of treasury stock	(1,887)	(38,020)

Net cash used in financing activities	(136,011)	(161,068)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(2,121)	1,565

Net decrease in cash and cash equivalents	(3,606)	(44,039)
Cash and cash equivalents, beginning of period	69,379	112,032

Cash and cash equivalents, end of period	$65,773	$67,993

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2010 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2010, our portfolio was comprised of our full or partial ownership interests in 351 properties, substantially all of which were triple-net leased to 79 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of approximately 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued amended guidance related to the consolidation of variable interest entities (“VIEs”). The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have reflected the assets and liabilities related to a previously consolidated VIE, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not affect our financial position and results of operations.
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
CPA®:15 9/30/2010 10-Q — 6

Notes to Consolidated Financial Statements
After making the determination that this entity was a VIE, we performed an assessment as to which party would be considered the primary beneficiary of the entity and would be required to consolidate the entity’s balance sheet and results of operations. This assessment was based upon which party (i) had the power to direct activities that most significantly impact the entity’s economic performance and (ii) had the obligation to absorb the expected losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. Based on our assessment, it was determined that we would continue to consolidate the VIE. Activities that we considered significant in our assessment included which entity had control over financing decisions, leasing decisions and ability to sell the entity’s assets.
Because we generally utilize non-recourse debt, our maximum exposure to the VIE is limited to the equity we have in the VIE. We have not provided financial or other support to the VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in the entity.
Information about International Geographic Areas
At September 30, 2010, our international investments were comprised of investments in the European Union. Revenues from these investments totaled $23.8 million and $26.5 million for the three months ended September 30, 2010 and 2009, respectively, and $72.7 million and $84.2 million for the nine months ended September 30, 2010 and 2009, respectively. Internationally, our net investments in real estate totaled $936.6 million and $998.4 million at September 30, 2010 and December 31, 2009, respectively.
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
Note 3. Agreements and Transactions with Related Parties
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. These transactions are described below.
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a non-compounded cumulative distribution return of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published estimated net asset value per share as approved by our board of directors. For 2010 and 2009, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. We incurred base asset management fees of $3.5 million for each of the three months ended September 30, 2010 and 2009, respectively, and $10.4 million and $10.8 million for the nine months ended September 30, 2010 and 2009, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At September 30, 2010, the advisor owned 8,910,734 shares (7.0%) of our common stock.
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average approximately 4.5% of the aggregate cost of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the investment is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which the investment was purchased, subject to satisfaction of the 6% performance criterion. Interest on unpaid installments is 6% per year. We did not incur any current or deferred acquisition fees during the three or nine months ended September 30, 2010 and 2009. Unpaid installments of deferred acquisition fees totaled $3.7 million and $7.2 million at September 30, 2010 and December 31, 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $3.5 million and $6.9 million in cash to the advisor in January 2010 and 2009, respectively. We also pay the advisor mortgage refinancing fees, which totaled less than $0.1 million during both the nine months ended September 30, 2010 and 2009. No such mortgage refinancing fees were paid during both the three months ended September 30, 2010 and 2009.
CPA®:15 9/30/2010 10-Q — 7

Notes to Consolidated Financial Statements
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $6.2 million at both September 30, 2010 and December 31, 2009.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $0.9 million during each of the three months ended September 30, 2010 and 2009, and $2.6 million and $2.2 million during the nine months ended September 30, 2010 and 2009, respectively, all of which are included in General and administrative expenses in the consolidated financial statements.
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.2 million during each of the three months ended September 30, 2010 and 2009 and $0.6 million during each of the nine months ended September 30, 2010 and 2009. Based on gross revenues through September 30, 2010, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
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
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	September 30, 2010	December 31, 2009
Land	$474,204	$521,308
Buildings	1,672,308	1,746,151
Less: Accumulated depreciation	(298,554)	(281,854)

	$1,847,958	$1,985,605

We did not acquire real estate assets during the nine months ended September 30, 2010. Assets disposed of during the current year period are discussed in Note 13. Additionally, during the third quarter of 2010, we deconsolidated a venture and recorded it under the equity method of accounting as a tenancy-in-common, which resulted in a decrease of $58.7 million. The U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. The impact of this strengthening was a $35.2 million decrease in net investments in properties from December 31, 2009 to September 30, 2010.
In connection with our acquisition of properties, we have recorded net lease intangibles of $280.3 million, which are being amortized over periods ranging from seven years and four months to 40 years. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Net amortization of intangibles, including the effect of foreign currency translation, was $5.8 million and $5.5 million for the three months ended September 30, 2010 and 2009, respectively, and $17.0 million and $16.5 million for the nine months ended September 30, 2010 and 2009, respectively.
CPA®:15 9/30/2010 10-Q — 8

Notes to Consolidated Financial Statements
Note 5. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control, but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership
	Interest at	Carrying Value at
Lessee	September 30, 2010	September 30, 2010	December 31, 2009

Marriott International, Inc.	47%	$65,027	$66,813
Schuler A.G. (a) (b)	34%	46,531	46,031
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	17,926	18,306
Advanced Micro Devices (c)	33%	15,946	—
Hologic, Inc.	64%	8,398	8,424
PETsMART, Inc.	30%	8,354	8,689
The Talaria Company (Hinckley) (d)	30%	5,413	7,809
The Upper Deck Company (e)	50%	6,242	11,527
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	6,132	5,825
Del Monte Corporation	50%	5,686	6,343
Builders FirstSource, Inc.	40%	1,559	1,592
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (a) (f)	50%	—	412

		$187,214	$181,771

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $1.5 million to reduce the carrying value of this venture to its estimated fair value (Note 9).

(c)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting. We recognized a gain of $11.5 million in connection with this deconsolidation.

(d)	During the first quarter of 2010, we recognized an other-than-temporary impairment charge of $0.6 million in connection with a potential sale of this property (Note 9). Additionally, during the third quarter of 2010, we recognized a reduction in equity income from this venture representing our portion of an impairment charge of $8.0 million recognized on the property.

(e)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $4.8 million to reduce the carrying value of this venture to its estimated fair value (Note 9).

(f)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings and following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent. During the third quarter of 2010, we recorded an other-than-temporary impairment charge of $0.2 million to reduce the carrying value of this venture to its estimated fair value (Note 9).
CPA®:15 9/30/2010 10-Q — 9

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
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2010	December 31, 2009
Assets	$1,297,586	$1,283,688
Liabilities	(616,012)	(601,457)

Partners’/members’ equity	$681,574	$682,231

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$27,477	$27,548	$84,490	$87,633
Expenses	(12,162)	(16,688)	(39,089)	(46,284)
Impairment charge (a)	(208)	(17,001)	(8,238)	(17,001)

Net income (loss)	$15,107	$(6,141)	$37,163	$24,348

(a)	Amount for the three and nine months ended September 30, 2010 represent impairment charges incurred by an affiliate that leases property to the Talaria Company (Hinckley). Amounts for the three and nine months ended September 30, 2009 represent impairment charges incurred by ventures that lease properties to Görtz & Schiele GmbH & Co., Goertz & Schiele Corp., Wagon Automotive GmbH and Wagon Automotive Nagold GmbH. See Note 9 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate.
We recognized income or (losses) from equity investments in real estate of ($4.9) million and ($3.4) million for the three months ended September 30, 2010 and 2009, respectively, and $3.3 million and $4.1 million for the nine months ended September 30, 2010 and 2009, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
CPA®:15 9/30/2010 10-Q — 10

Notes to Consolidated Financial Statements
Note 6. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the Carey Commercial Mortgage Trust (“CCMT”) mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of Other comprehensive income (“OCI”) as part of equity. The following table sets forth certain information regarding our interest in CCMT (in thousands):

	Ratings
	Moody’s Investors		Fair Value at
Certificate Class	Service, Inc.	Fitch Inc.	September 30, 2010	December 31, 2009
Class IO	Aaa	AAA	$283	$640
Class E	Baa3 — Caa	BBB- — CCC	10,023	9,090

			$10,306	$9,730

	September 30, 2010	December 31, 2009

Aggregate unrealized gain (loss)	$305	$(345)

Cumulative net amortization	$1,998	$1,924

We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT. One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at September 30, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	September 30, 2010	change	change
Fair value of our interest in CCMT	$10,306	$10,132	$9,961
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
CPA®:15 9/30/2010 10-Q — 11

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$39,123	$39,123	$—	$—
Other securities (a)	10,440	—	—	10,440
Derivative assets	1,800	—	—	1,800

	$51,363	$39,123	$—	$12,240

Liabilities:
Derivative liabilities	$(15,529)	$—	$(15,529)	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$36,652	$36,652	$—	$—
Other securities (a)	9,865	—	—	9,865
Derivative assets	2,380	—	580	1,800

	$48,897	$36,652	$580	$11,665

Liabilities:
Derivative liabilities	$(8,396)	$—	$(8,396)	$—

(a)	Other securities consist of our interest in the CCMT mortgage securitization and equity units in Rave Reviews Cinemas.
Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Three months ended September 30, 2010			Three months ended September 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$10,188	$1,680	$11,868	$9,086	$1,680	$10,766
Total gains or losses (realized and unrealized):
Included in earnings	—	120	120	—	280	280
Included in other comprehensive income	244	—	244	623	—	623
Amortization and accretion	8	—	8	(73)	—	(73)

Ending balance	$10,440	$1,800	$12,240	$9,636	$1,960	$11,596

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$120	$120	$—	$280	$280

CPA®:15 9/30/2010 10-Q — 12

Notes to Consolidated Financial Statements
Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3 Only)
	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	Other	Derivative		Other	Derivative
	Securities	Assets	Total Assets	Securities	Assets	Total Assets
Beginning balance	$9,865	$1,800	$11,665	$9,188	$1,300	$10,488
Total gains or losses (realized and unrealized):
Included in earnings	—	—	—	—	671	671
Included in other comprehensive income	650	—	650	685	—	685
Amortization and accretion	(75)	—	(75)	(237)	—	(237)
Purchases, issuances, and settlements	—	—	—	—	(11)	(11)

Ending balance	$10,440	$1,800	$12,240	$9,636	$1,960	$11,596

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$660	$660

Our financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,548,450	$1,539,169	$1,678,929	$1,616,587
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2010 and December 31, 2009.
Items Measured at Fair Value on a Non-Recurring Basis
We perform a quarterly assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated impairment charges recorded during the three and nine months ended September 30, 2010 and 2009 based on market conditions and assumptions at September 30, 2010 and 2009, respectively. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:15 9/30/2010 10-Q — 13

Notes to Consolidated Financial Statements
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the three and nine months ended September 30, 2010 and 2009. Refer to Note 9 for additional information regarding these impairment charges. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Three months ended September 30, 2010		Three months ended September 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$21,408	$3,244	$17,390	$12,094
Net investments in direct financing leases	—	—	1,696	1,438
Equity investments in real estate	52,773	6,580	8,070	6,582
Intangible assets	662	137	—	—

	$74,843	$9,961	$27,156	$20,114

Impairment Charges From Discontinued Operations:
Net investments in properties	$—	$—	$15,358	$234

	$—	$—	$15,358	$234

	Nine months ended September 30, 2010		Nine months ended September 30, 2009
	Total Fair Value	Total Impairment	Total Fair Value	Total Impairment
	Measurements	Charges	Measurements	Charges

Impairment Charges From Continuing Operations:
Net investments in properties	$21,408	$3,244	$18,721	$19,515
Net investments in direct financing leases	—	—	20,301	20,507
Equity investments in real estate	60,206	7,150	8,070	6,582
Intangible assets	662	137	—	—

	$82,276	$10,531	$47,092	$46,604

Impairment Charges From Discontinued Operations:
Net investments in properties	$—	$—	$15,358	$7,194

	$—	$—	$15,358	$7,194

Note 8. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
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
CPA®:15 9/30/2010 10-Q — 14

Notes to Consolidated Financial Statements
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
The following table sets forth certain information regarding our derivative instruments at September 30, 2010 and December 31, 2009 (in thousands):

Derivatives Designated as	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
Hedging Instruments	Location	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Interest rate cap	Other assets	$—	$1	$—	$—
Interest rate swaps	Other assets or Other liabilities	—	579	(15,529)	(8,396)

		—	580	(15,529)	(8,396)

Derivatives not Designated as Hedging Instruments
Stock warrants	Other assets	1,800	1,800	—	—

Total derivatives		$1,800	$2,380	$(15,529)	$(8,396)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)
	Three months ended September 30,		Nine months ended September 30,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2010	2009
Interest rate cap	$10	$4	$(23)	$5
Interest rate swaps (a)	(969)	(2,638)	7,728	(2,895)

Total	$(959)	$(2,634)	$7,705	$(2,890)

		Amount of Gain (Loss) Recognized in Income on Derivatives
		(Ineffective Portion and Amount Excluded from Effectiveness Testing)
Derivatives in Cash Flow	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Hedging Relationships	Recognized in Income	2010	2009	2010	2009
Interest rate swap (b)	Interest expense	$—	$(37)	$—	$(1,133)

Total		$—	$(37)	$—	$(1,133)

(a)	For the three months ended September 30, 2010 and 2009, losses of $0.5 million and $0.8 million, respectively, were attributable to noncontrolling interests. For the nine months ended September 30, 2010 and 2009, losses of $2.6 million and $1.0 million, respectively, were attributable to noncontrolling interests.

(b)	During the nine months ended September 30, 2009, we determined that an interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our suspension of debt service payments in July 2009. As a result, we wrote off the ineffective portion of this derivative. For the three months ended September 30, 2009, amount shown represents the effect of foreign currency translation.
CPA®:15 9/30/2010 10-Q — 15

Notes to Consolidated Financial Statements
During the three and nine months ended September 30, 2010 and 2009, no gains or losses were reclassified from OCI into income related to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Three months ended September 30,		Nine months ended September 30,
Hedging Relationships	Recognized in Income	2010	2009	2010	2009
Stock warrants	Other income and (expenses)	$120	$280	$—	$671

Total		$120	$280	$—	$671

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
The interest rate swap derivative instruments that we had outstanding at September 30, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration
	Type	Amount	Interest Rate(a)	Date	Date	Fair Value
3-Month Euribor (b,c)	“Pay-fixed” swap	$138,168	5.6%	7/2006	7/2016	$(12,398)
3-Month Euribor (b,c)	“Pay-fixed” swap	9,947	5.0%	4/2007	7/2016	(893)
3-Month Euribor (b,c)	“Pay-fixed” swap	12,224	5.6%	4/2008	10/2015	(1,097)
3-Month LIBOR (c)	“Pay-fixed” swap	20,789	5.9%	5/2009	3/2019	(1,022)
1-Month LIBOR	“Pay-fixed” swap	3,344	6.5%	8/2009	9/2012	(119)

						$(15,529)

(a)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(b)	Amounts are based upon the applicable exchange rate at September 30, 2010.

(c)	Amounts include, on a combined basis, noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $53.9 million and $4.3 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
CPA®:15 9/30/2010 10-Q — 16

Notes to Consolidated Financial Statements
Embedded Credit Derivative
We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at September 30, 2010 and December 31, 2009 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of $0.2 million and $1.0 million, respectively. For the three months ended September 30, 2010 and 2009, these derivatives generated total unrealized losses of $1.4 million and $1.3 million, respectively. For the nine months ended September 30, 2010 and 2009, these derivatives generated total unrealized gains of $0.7 million and losses of $0.2 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our nonrecourse variable-rate debt. At September 30, 2010, we estimate that an additional $4.9 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $1.3 million.
We have agreements with some of our derivative counterparties that contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $15.5 million and $8.4 million at September 30, 2010 and December 31, 2009, respectively, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2010 or December 31, 2009, we could have been required to settle our obligations under these agreements at their termination value of $18.4 million or $10.2 million, inclusive of amounts attributable to noncontrolling interests totaling $5.1 million and $2.5 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual lease revenues in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
At September 30, 2010, our directly-owned real estate properties were located in the U.S. (68%), with California (10%) representing the most significant domestic concentration, and in Europe (32%), with France (13%) representing the most significant international concentration based on percentage of our annualized contractual minimum base rent for the third quarter of 2010. In addition, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 12% of annualized contractual lease revenue during the three months ended September 30, 2010, inclusive of noncontrolling interest. At September 30, 2010, our directly-owned real estate properties contained significant concentrations in the following asset types: office (26%), industrial (18%), warehouse/distribution (16%), retail (16%), and self-storage (12%); and in the following tenant industries: retail trade (22%) and electronics (14%).
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
CPA®:15 9/30/2010 10-Q — 17

Notes to Consolidated Financial Statements
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net investments in properties	$3,381	$12,094	$3,381	$19,515
Net investments in direct financing leases	—	1,438	—	20,507

Total impairment charges included in expenses	3,381	13,532	3,381	40,022
Equity investments in real estate (a)	6,580	6,582	7,150	6,582

Total impairment charges included in income from continuing operations	9,961	20,114	10,531	46,604
Impairment charges included in discontinued operations	—	234	—	7,194

Total impairment charges	$9,961	$20,348	$10,531	$53,798

(a)	Impairment charges on our equity investments in real estate are included in (Loss) income from equity investments in real estate within the consolidated financial statements.
2010 Impairments:
Thales S.A.
During both the three and nine months ended September 30, 2010, we recognized an impairment charge of $3.4 million, inclusive of amounts attributable to noncontrolling interests of $1.2 million on a French property leased to Thales S.A. to reduce its carrying value to its estimated fair value, which reflected the appraised value. At September 30, 2010, this property was classified as Net investments in properties in the consolidated financial statements.
The Upper Deck Company
During both the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $4.8 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. At September 30, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Schuler A.G.
During both the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $1.5 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. At September 30, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Görtz & Schiele GmbH & Co.
During both the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $0.2 million to reduce the carrying value of the venture to zero, which reflected the fair value of the venture’s net assets at September 30, 2010. At September 30, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
The Talaria Company (Hinckley)
During the nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $0.6 million to reduce the carrying value of the venture to its estimated fair value based on a potential sale of the property as a result of tenant financial difficulties. At September 30, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
2009 Impairments:
Shires Limited
During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.6 million and $19.3 million, respectively, to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values. In the second quarter of 2009, Shires Limited filed for bankruptcy and vacated four of the nine properties it leased from us in the United Kingdom and Ireland. These properties were subsequently placed into receivership. We recognized additional impairment charges of $0.3 million during the remainder of 2009. At September 30, 2010, substantially all of these properties were classified as Net investments in direct financing leases in the consolidated financial statements.
CPA®:15 9/30/2010 10-Q — 18

Notes to Consolidated Financial Statements
Advanced Accessory Systems LLC
During the first quarter of 2009, we recognized an impairment charge of $7.1 million on a property formerly leased to Advanced Accessory Systems, LLC to reduce its carrying value to its estimated fair value in connection with the tenant entering into liquidation proceedings and vacating the property. We recognized additional impairment charges of $1.3 million during the remainder of 2009. We have entered into negotiations with the lender to turn this property over to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations, although there can be no assurances that this will occur. At September 30, 2010, this property was classified as Net investment in properties in the consolidated financial statements.
Innovate Holdings Limited
During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.2 million and $7.2 million, respectively, related to a property formerly leased to Innovate Holdings Limited (“Innovate Holdings”) to reduce its carrying value to its estimated fair value in connection with the tenant terminating its lease in bankruptcy court and vacating the property. We recognized additional impairment charges of $0.1 million during the remainder of 2009. In the fourth quarter of 2009, we returned this property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The results of operations of this property are included in (Loss) income from discontinued operations in the consolidated financial statements.
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
We recognized other-than-temporary impairment charges of $2.8 million during each of the three and nine months ended September 30, 2009 to reduce the carrying value of two ventures to the estimated fair value of the ventures’ underlying net assets. We recognized additional other-than-temporary impairment charges of $3.0 million during the remainder of 2009. The ventures lease properties in Germany to Görtz & Schiele GmbH & Co. and in the U.S. to Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture on substantially the same terms. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
Other
During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.8 million and $1.5 million, respectively, to reduce the carrying value of a two domestic properties to their estimated sale prices. One of these properties was sold during the fourth quarter of 2009. Prior to its disposition, this property was classified as a Net investment in direct financing leases in the consolidated financial statements.
Note 10. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2010 and 2009.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2010	$1,121,805	$852,178	$269,627
Shares issued	23,103	23,103	—
Contributions	6,976	—	6,976
Net income	60,766	38,971	21,795
Distributions	(96,439)	(69,045)	(27,394)
Change in other comprehensive loss	(16,731)	(10,752)	(5,979)
Shares repurchased	(1,887)	(1,887)	—
Deconsolidation of a subsidiary	(26,870)	—	(26,870)

Balance at September 30, 2010	$1,070,723	$832,568	$238,155

CPA®:15 9/30/2010 10-Q — 19

Notes to Consolidated Financial Statements

		CPA®:15	Noncontrolling
	Total	Shareholders	Interests
Balance at January 1, 2009	$1,218,148	$946,243	$271,905
Shares issued	24,935	24,935	—
Contributions	7,365	—	7,365
Net income (loss)	15,204	(6,699)	21,903
Distributions	(98,330)	(66,886)	(31,444)
Change in other comprehensive loss	4,863	4,817	46
Shares repurchased	(38,020)	(38,020)	—

Balance at September 30, 2009	$1,134,165	$864,390	$269,775

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
We conduct business in various states and municipalities within the U.S. and the European Union and, as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. Taxes on our foreign investments, primarily in France, comprised a significant portion of our tax provision for both the three and nine months ended September 30, 2010 and 2009, with the nine months ended September 30, 2010 reflecting the impact of rent reductions at certain French investments and the sale of four properties in France, as discussed in Note 13 below.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2010 and December 31, 2009, we had unrecognized tax benefits of $0.6 million and $0.5 million, respectively, that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2010 and December 31, 2009, we had $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 13. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we reclassify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
2010 — In March 2010, we sold a domestic property for $6.2 million, net of selling costs, and recognized a loss on the sale of $0.2 million. Prior to this sale, we repaid the non-recourse mortgage loan encumbering the property, which had an outstanding balance of $5.8 million.
CPA®:15 9/30/2010 10-Q — 20

Notes to Consolidated Financial Statements
2009 — In July 2009, a venture that owned a portfolio of five properties in France leased to Thales S.A. and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four properties back to Thales for $46.6 million and recognized a gain on sale of $11.1 million, inclusive of the impact of impairment charges recognized during 2008 totaling $35.4 million. As required by the lender, we used the sales proceeds to repay a portion of the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of sale. In accordance with the provisions of the loan, we were required to pay the lender additional interest charges of $2.1 million to reimburse breakage costs in connection with the repayment of a portion of the outstanding loan balance, which were expensed as incurred. All amounts are inclusive of the 35% interest in the venture owned by one of our affiliates as the noncontrolling interest partner.
In March 2009, we sold a property for proceeds of $4.1 million, net of selling costs, for a gain of $0.8 million. Concurrent with the sale, we used $2.7 million to defease a portion of the existing non-recourse mortgage obligation of $8.5 million that was collateralized by four properties (including the property sold) and incurred defeasance charges totaling $0.6 million.
For the three and nine months ended September 30, 2009, Loss from discontinued operations also included the operations of a property formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court during 2008 and vacated the property. In October 2009, we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage loan obligations. During the three and nine months ended September 30, 2009, we recognized impairment charges of $0.2 million and $7.2 million, respectively (see Note 9).
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues	$—	$1,053	$(419)	$7,485
Expenses	(26)	(3,832)	(335)	(9,007)
Gain (loss) on sale of real estate	—	11,084	(162)	11,935
Impairment charges	—	(234)	—	(7,194)

(Loss) income from discontinued operations	$(26)	$8,071	$(916)	$3,219

CPA®:15 9/30/2010 10-Q — 21

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
Financial Highlights
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues	$67,370	$72,594	$204,911	$212,767
Net income (loss) attributable to CPA®:15 shareholders	16,363	2,055	38,971	(6,699)
Cash flow from operating activities			119,400	113,044

Distributions paid	23,015	22,394	68,568	66,395

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$27,734	$26,863	$81,432	$79,824
Adjusted cash flow from operating activities			95,350	90,383
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
Total revenues decreased for both the three and nine months ended September 30, 2010 as compared to the same periods in 2009, primarily due to the effects of property sales, lease restructuring transactions, lease rejections, and lease expirations, as well as fluctuations in currency exchange rates, partially offset by scheduled rent increases at certain properties.
Net income attributable to CPA®:15 shareholders increased significantly during the three months ended September 30, 2010 as compared to the same period in the prior year. In addition, we recognized net income attributable to CPA®:15 shareholders for the nine months ended September 30, 2010, compared to net loss in the same period in 2009. Results of operations during the three and nine months ended September 30, 2010 reflected impairment charges of $10.0 million and $10.5 million, respectively, as compared to $20.3 million and $53.8 million recognized during the three and nine months ended September 30, 2009.
Cash flow from operating activities increased in the nine months ended September 30, 2010 as compared to the prior year period, primarily due to a reduction in tenant payments held in escrow.
Our quarterly cash distribution increased to $0.1813 per share for the third quarter of 2010, which equates to $0.7252 per share on an annualized basis.
For the both the three and nine months ended September 30, 2010 as compared to the same periods in 2009, our AFFO supplemental measure increased, reflecting reductions in our provision for income taxes. For the nine months ended September 30, 2010 as compared to the same period in 2009, our adjusted cash flow from operating activities supplemental measure increased, primarily reflecting increased cash flow, as described above.
CPA®:15 9/30/2010 10-Q — 22

Changes in Management
Effective September 16, 2010, Trevor P. Bond, a director of W. P. Carey, was elected as W. P. Carey’s Chief Executive Officer. As a result, under the terms of our advisory agreement, Mr. Bond also became our Chief Executive Officer at that time. Mr. Bond will also serve as the Chief Executive Officer of the other operating CPA® REITs. Mr. Bond became the interim Chief Executive Officer for us and the other operating CPA® REITs effective July 6, 2010 pursuant to their respective advisory agreements when he was appointed as interim Chief Executive Officer of W. P. Carey on that same date upon the resignation of Gordon F. Dugan.
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
Tenant Defaults
Tenant defaults can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, all of which may require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. Our experience for the nine months ended September 30, 2010 reflects an improvement from the unusually high level of tenant defaults during 2008 and 2009, when companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. We continue to observe that many of our tenants have benefited from continued improvements in general business conditions.
To mitigate these risks of tenant defaults, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant and tenant industry. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. An unhedged position in an investment denominated in a foreign currency could have an impact on the value of our equity as measured in dollars and the dollar amount of cash flow that we receive. Consequently, our results of foreign operations generally benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 32% and 30% of our annualized contractual lease revenues for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the U.S. dollar strengthened against the Euro, as the average rate for the U.S. dollar in relation to the Euro decreased by 4% in comparison to the same period in 2009. Additionally, the end-of-period conversion rate at September 30, 2010 decreased 5% to $1.3612 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at September 30, 2010 as compared to our balance sheet at December 31, 2009. A significant increase in the value of the dollar against the Euro could have a material negative impact on our future results, financial position and cash flows.
Capital Markets
We have recently seen a gradual improvement in capital market conditions, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates decline from credit crisis highs, especially for higher quality assets or assets leased to tenants with strong credit.
CPA®:15 9/30/2010 10-Q — 23

Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During the nine months ended September 30, 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to changes in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the recent credit crisis, these macro-economic factors have persisted, negatively impacting the fundamentals of the commercial real estate market, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in the estimated net asset values of our properties, inflation, lease expirations and occupancy rates.
Net Asset Values
We generally calculate an estimated net asset value per share for our portfolio on an annual basis. This calculation is based in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
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
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, the nine months ended September 30, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
At September 30, 2010, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, the advisor may seek replacement tenants or try to sell the property. Our occupancy declined from 98% at December 31, 2009 to 97% at September 30, 2010.
Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, we are unable to determine whether this proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus that changes the current authoritative accounting guidance, we will evaluate the impact on such conclusion on our financial statements. We deconsolidated a subsidiary that leased property to Advanced Micro Devices which had total assets and liabilities of $83.0 million and $42.8 million, respectively, and recognized a gain in the amount of $11.5 million during the nine months ended September 30, 2010.
CPA®:15 9/30/2010 10-Q — 24

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Nine months ended September 30,
	2010	2009
Rental income	$176,672	$178,121
Interest income from direct financing leases	23,515	29,891

	$200,187	$208,012

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2010	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a) (b)	58%	$24,277	$22,379
Carrefour France, S.A. (a) (c)	54%	14,823	15,923
OBI A.G. (a) (c)	75%	11,905	12,158
Life Time Fitness, Inc. (a)	44%	10,658	10,650
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	75%	10,629	10,914
True Value Company (a)	50%	10,603	10,871
Advanced Micro Devices (d)	33%	6,622	7,450
Pohjola Non-Life Insurance Company (a) (c)	60%	6,442	6,793
Police Prefecture, French Government (a) (b) (c)	50%	6,151	5,979
TietoEnator plc. (a) (c)	60%	6,116	6,348
Universal Technical Institute (e)	100%	5,200	6,502
Médica — France, S.A. (a) (c)	54%	4,811	5,169
Foster Wheeler, Inc.	100%	4,702	4,702
Compucom Systems, Inc. (a)	33%	3,402	3,402
Information Resources, Inc. (a)	67%	3,389	3,729
Other (a)		70,457	75,043

		$200,187	$208,012

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $56.1 million and $56.8 million for the nine months ended September 30, 2010 and 2009, respectively.

(b)	The increase was due to a CPI-based (or equivalent) rent increase.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(d)	In the third quarter of 2010, we deconsolidated Advanced Micro Devices (Note 5).

(e)	Decrease was due to change in estimate of unguaranteed residual value.
CPA®:15 9/30/2010 10-Q — 25

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest at	Nine months ended September 30,
Lessee	September 30, 2010	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (b)	38%	$25,569	$26,362
Marriott International, Inc.	47%	12,513	12,630
PETsMART, Inc.	30%	6,138	6,206
Schuler A.G. (b) (c)	34%	4,602	4,821
The Talaria Company (Hinckley) (d)	30%	3,883	3,896
Hologic, Inc.	64%	2,646	2,505
Del Monte Corporation	50%	2,645	2,645
The Upper Deck Company (e)	50%	2,395	2,395
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (f)	33%	2,043	2,857
Builders FirstSource, Inc.	40%	1,203	1,165
Advanced Micro Devices, Inc. (g)	33%	828	—
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (b) (h)	50%	605	2,761

		$65,070	$68,243

(a)	In addition to lease revenues, the venture also earned interest income of $19.5 million and $19.9 million on a note receivable during the nine months ended September 30, 2010 and 2009, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2010 strengthened by approximately 4% in comparison to the same period in 2009, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	We recognized an other-than-temporary impairment charge of $1.5 million related to this venture during the nine months ended September 30, 2010 (Note 9).

(d)	We recognized an other-than-temporary impairment charge of $0.6 million related to this venture during the nine months ended September 30, 2010 (Note 9).

(e)	We recognized an other-than-temporary impairment charge of $4.8 million related to this venture during the nine months ended September 30, 2010 (Note 9).

(f)	Waldaschaff Automotive GmbH is operating under bankruptcy protection as of the date of this Report and has been paying reduced rent while new lease terms are being negotiated.

(g)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

(h)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings, at which time the venture ceased accruing rental income, and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent. We recognized an other-than-temporary impairment charge of $0.2 million related to this venture during the nine months ended September 30, 2010 (Note 9).
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
For the three months ended September 30, 2010 as compared to the same periods in 2009, lease revenues decreased by $5.2 million, resulting primarily from fluctuations of foreign currency exchange rates, which had a negative impact on lease revenue of $2.5 million. Additionally, lease revenue decreased by $0.8 million as a result of the deconsolidation of a subsidiary, $0.7 million as a result of the effects of property sales, lease restructuring transactions, and lease expirations and $0.4 million due to leases entered into with new tenants that provided for lower rental income in comparison to leases with the previous tenant.
For the nine months ended September 30, 2010 as compared to the same periods in 2009, lease revenues decreased by $7.8 million, primarily due to the effects of property sales, lease restructuring transactions, lease rejections, and lease expirations, which reduced lease revenues by $6.9 million. Lease revenue was also negatively impacted by fluctuations of foreign currency exchange rates, which resulted in a decrease of $2.6 million. Additionally, lease revenue decreased by $2.5 million as a result of changes in estimates of the unguaranteed residual value of certain properties and $0.8 million as a result of the deconsolidation of a subsidiary. These decreases were partially offset by the impact of scheduled rent increases at several properties totaling $5.3 million.
CPA®:15 9/30/2010 10-Q — 26

Property Expenses
For the three months ended September 30, 2010 as compared to the same period in 2009, property expenses increased by $1.5 million, primarily due to a change in uncollected rent expense. In the third quarter of 2009, a recovery of $1.2 million was recorded as a result of the use of a letter of credit provided by a tenant that was operating under bankruptcy protection to pay a portion of its accrued rents receivable.
For the nine months ended September 30, 2010 as compared to the same period in 2009, property expenses decreased by $2.2 million, primarily as a result of a decrease in uncollected rent expense of $1.9 million. The decrease in uncollected rent expense was due to fewer tenants experiencing financial difficulties in the current year period.
Impairment Charges
We recognized impairment charges totaling $3.4 million and $13.5 million for the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $40.0 million for the nine months ended September 30, 2010 and 2009, respectively. The table below summarizes these impairment charges (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lessee	2010	2009	2010	2009	Triggering Events
Advanced Accessory Systems LLC	$—	$—	$—	$7,126	Tenant vacated
Lindenmaier A.G.	—	12,095	—	12,095	Tenant filed for bankruptcy
Shires Limited	—	627	—	19,328	Tenant filed for bankruptcy and vacated
Thales S.A.	3,381	—	3,381	—	Decline in property’s estimated fair value
The Kroger Co.	—	810	—	1,473	Properties sold for less than carrying value

Impairment charges	$3,381	$13,532	$3,381	$40,022

Impairment charges related to equity investments and discontinued operations are described below in (Loss) income from equity investments in real estate and discontinued operations, respectively.
(Loss) Income from Equity Investments in Real Estate
(Loss) income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence.
For the three months ended September 30, 2010 as compared to the same period in 2009, loss from equity investments in real estate increased by $1.5 million. The current year period includes our portion of an impairment charge recognized on the Talaria Company (Hinckley) property of $2.0 million.
For the nine months ended September 30, 2010 as compared to the same period in 2009, income from equity investments in real estate decreased by $0.8 million due to our portion of an impairment charge recognized on The Talaria Company (Hinckley) property, as well as a $0.6 million increase in the level of other-than-temporary impairment charges recognized during the nine months ended September 30, 2010 as compared to the same period in 2009. These increases were partially offset by distributions received from a joint venture totaling $1.6 million during the second quarter of 2010.
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
CPA®:15 9/30/2010 10-Q — 27

For the three months ended September 30, 2010, we recognized net other income of $2.1 million compared to net other expenses of $1.9 million in the same period in 2009. Other income in the current year period was primarily due to unrealized gains on foreign currency transactions of $2.0 million as a result of changes in the foreign currency exchange rates. During the three months ended September 30, 2009, we recognized a loss on the sale of a property formerly leased to Shires Limited of $2.1 million.
Gain on Deconsolidation of a Subsidiary
In August 2010, a venture in which we and an affiliate hold 33% and 67% interests, respectively, and which we consolidate, modified its structure in connection with a refinancing and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and record it under the equity method of accounting. We recognized a gain of $11.5 million in connection with this deconsolidation.
Interest Expense
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, interest expense decreased by $3.0 million and $6.3 million, respectively, primarily due to a decrease of $1.8 million and $3.9 million, respectively, as a result of making scheduled principal payments and refinancing or paying off non-recourse mortgages during 2010 and 2009, which reduced the balances on which interest is incurred. Interest expense also decreased by $1.0 million for each of the respective periods as a result of the impact of fluctuations in foreign currency exchange rates. In addition, interest expense decreased for the nine-month period as a result of our recognition of a $1.1 million charge during the second quarter of 2009 to write off a portion of an interest rate swap derivative which had become ineffective.
Provision for Income Taxes
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, provision for income taxes decreased by $1.1 million and $2.8 million, respectively, primarily attributable to the sale of four properties in France and reductions in estimated income taxes payable on certain properties. Income taxes on foreign investments, primarily in France and Germany, comprise a substantial portion of our tax provision.
Discontinued Operations
For the nine months ended September 30, 2010, we recognized a loss from discontinued operations of $0.9 million, inclusive of a loss on the sale of a property of $0.2 million recognized in the first quarter of 2010.
For the three and nine months ended September 30, 2009, we recognized income from discontinued operations of $8.1 million and $3.2 million, respectively, primarily due to a net gain on property sales in the third quarter of 2009 of $11.1 million, which was substantially offset during the nine months ended September 30, 2009 by impairment charges totaling $7.2 million on a property formerly leased to Innovate Holdings Limited. Additionally, we recognized losses generated from the operations of discontinued properties of $2.8 million and $1.5 million for the three and nine months ended September 30, 2009, respectively.
Net Income (Loss) Attributable to CPA®:15 Shareholders
For the three months ended September 30, 2010 as compared to the same period in 2009, the resulting net income attributable to CPA®:15 shareholders increased by $14.3 million. For the nine months ended September 30, 2010, the resulting net income attributable to CPA®:15 shareholders was $39.0 million, as compared to the resulting net loss attributable to CPA®:15 shareholders of $6.7 million for the nine months ended September 30, 2009.
Funds from Operations — as Adjusted (AFFO)
For the three and nine months ended September 30, 2010 as compared to the same periods in 2009, AFFO increased by $0.9 million and $1.6 million, respectively, primarily due to reductions in our provision for income taxes. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
Operating Activities
During the nine months ended September 30, 2010, we used cash flows from operating activities of $119.4 million to fund cash distributions to shareholders of $53.9 million excluding $14.7 million in reinvested dividends. We also made scheduled mortgage principal installments of $65.6 million, which included scheduled balloon payments totaling $16.7 million (see Financing Activities below). We also paid distributions of $27.4 million to affiliates that hold noncontrolling interests in various entities with us. Cash distributions received from equity investments in real estate in excess of equity income (see Investing Activities below) and our existing cash resources were also used to fund scheduled mortgage principal payments and distributions to holders of noncontrolling interests.
CPA®:15 9/30/2010 10-Q — 28

Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property related costs. We did not make any acquisitions in the nine months ended September 30, 2010, but we received proceeds of $6.2 million from the sale of a property as well as distributions from our equity investments in real estate in excess of cumulative equity income of $13.7 million. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $3.5 million.
Financing Activities
As noted above, during the nine months ended September 30, 2010, we made scheduled mortgage principal payments and paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We used $1.9 million to repurchase shares through our redemption plan, as described below. We also received $5.9 million in proceeds from mortgage financing as a result of refinancing a maturing mortgage loan.
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
For the nine months ended September 30, 2010, we redeemed 189,700 shares of our common stock pursuant to our redemption plan at a price per share of $9.95, all of which were redeemed under the limited exceptions to the suspension described above. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to our distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Our adjusted cash flow from operating activities for the nine months ended September 30, 2010 was $95.4 million, an increase of $5.0 million over the comparable prior year period. This increase was primarily driven by an increase of $6.4 million in cash flow from operating activities and a reduction in distributions paid to noncontrolling interests of $2.0 million, partially offset by a reduction in distributions received from our interests in equity investments in real estate of $1.6 million and changes in working capital of $1.8 million. Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
CPA®:15 9/30/2010 10-Q — 29

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	September 30, 2010	December 31, 2009
Balance
Fixed rate	$1,253,259	$1,293,631
Variable rate (a)	295,191	385,298

Total	$1,548,450	$1,678,929

Percent of total debt
Fixed rate	81%	77%
Variable rate (a)	19%	23%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	5.9%
Variable rate (a)	5.4%	5.2%

(a)	Variable rate debt at September 30, 2010 included (i) $184.5 million that has been effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $110.7 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their term.
Cash Resources
At September 30, 2010, our cash resources consisted of cash and cash equivalents totaling $65.8 million. Of this amount, $21.9 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $72.0 million although given the current economic environment, there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $108.9 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $57.7 million will be due during the next twelve months, inclusive of amounts attributable to noncontrolling interests of $17.4 million. In addition, our share of balloon payments due during the next twelve months on our unconsolidated ventures totals $9.8 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1 – 3 years	3 – 5 years	5 years
Non-recourse debt — Principal (a)	$1,549,919	$108,926	$280,587	$587,201	$573,205
Deferred acquisition fees — Principal	3,696	2,212	1,463	21	—
Interest on borrowings and deferred acquisition fees	434,494	87,284	149,406	97,215	100,589
Subordinated disposition fees (b)	6,169	—	—	6,169	—
Property improvements	1,756	1,756	—	—	—
Operating and other lease commitments (c)	23,549	1,938	3,916	3,898	13,797

	$2,019,583	$202,116	$435,372	$694,504	$687,591

(a)	Excludes $1.4 million of unamortized discount on a note, as well as $0.1 million of purchase accounting adjustments, which are included in Non-recourse debt at September 30, 2010.
CPA®:15 9/30/2010 10-Q — 30

(b)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(c)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $32.5 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2010. At September 30, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
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
Upon exercise of the purchase option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer shall be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture shall be deemed to have transferred such funds up to us and our affiliates as if we had recontributed them down into the property venture based on our pro rata ownership. Accordingly, at September 30, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.3 million, with our share approximating $0.9 million. In addition, our maximum exposure to loss on these ventures was $18.8 million (inclusive of both our existing investment and the amount to fund our future commitment).
CPA®:15 9/30/2010 10-Q — 31

We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2010 is presented below. Summarized financial information provided represents the total amount attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	September 30, 2010	Total Assets	Party Debt	Maturity Date
The Upper Deck Company (a)	50%	$26,180	$9,968	2/2011
Del Monte Corporation	50%	14,068	10,169	8/2011
PETsMART, Inc.	30%	66,321	37,596	12/2011
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (c)	33%	43,698	21,968	8/2015
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (b) (d)	50%	6,913	9,296	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	10,771	6,454	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (b) (e)	38%	446,837	380,293	4/2017
Advanced Micro Devices, Inc. (f)	33%	83,292	57,414	1/2019
Hologic, Inc.	64%	26,805	14,320	5/2023
The Talaria Company (Hinckley) (g)	30%	48,770	29,726	6/2025
Marriott International, Inc.	47%	133,200	—	N/A
Schuler A.G. (b) (h)	34%	70,305	—	N/A

		$977,160	$577,204

(a)	We recognized an other-than-temporary impairment charge of $4.8 million to reduce the carrying value of this venture to its estimated fair value during the nine months ended September 30, 2010 (Note 9).

(b)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2010.

(c)	A former tenant, Wagon Automotive GmbH, terminated its lease in bankruptcy proceedings effective May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business. Waldaschaff Automotive has been paying rent to us, albeit at a significantly reduced rate, while new lease terms are being negotiated but is operating under the protection of the insolvency administrator as of the date of this Report.

(d)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings, and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture on substantially the same terms. We recognized an other-than-temporary impairment on this venture of $0.2 million during the nine months ended September 30, 2010.

(e)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $320.4 million at September 30, 2010.

(f)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

(g)	We recognized an other-than-temporary impairment charge of $0.6 million in connection with this venture during the nine months ended September 30, 2010.

(h)	We recognized an other-than-temporary impairment charge of $1.5 million related to this venture during the nine months ended September 30, 2010 (Note 9).
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
CPA®:15 9/30/2010 10-Q — 32

Funds from Operations — as Adjusted
Funds from Operations, ( “FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items, however FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
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
FFO and AFFO for the three and nine months ended September 30, 2010 and 2009 are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to CPA®:15 shareholders	$16,363	$2,055	$38,971	$(6,699)
Adjustments:
Depreciation and amortization of real property	14,914	15,678	44,922	46,121
(Gain) loss on sale of real estate	—	(8,985)	162	(9,836)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	3,854	2,675	6,341	7,568
Gain on sale of real estate	(64)	—	(237)	—
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,803)	(1,801)	(11,334)	(8,558)

Total adjustments	14,901	7,567	39,854	35,295

FFO — as defined by NAREIT	31,264	9,622	78,825	28,596

Adjustments:
Gain on deconsolidation of subsidiary	(11,493)	—	(11,493)	—
Other depreciation, amortization and non-cash charges	(2,077)	1,337	318	196
Straight-line and other rent adjustments	(17)	(1,143)	518	407
Impairment charges	3,381	13,766	3,381	47,216
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	550	469	265	73
Straight-line and other rent adjustments	154	312	540	616
Impairment charges	6,741	6,582	9,150	6,582
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(769)	(4,082)	(72)	(3,862)

Total adjustments	(3,530)	17,241	2,607	51,228

AFFO	$27,734	$26,863	$81,432	$79,824

CPA®:15 9/30/2010 10-Q — 33

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
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
Adjusted cash flow from operating activities for the nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Nine months ended September 30,
	2010	2009
Cash flow provided by operating activities	$119,400	$113,044
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	4,199	5,790
Distributions paid to noncontrolling interests, net	(24,645)	(26,683)
Changes in working capital	(3,604)	(1,768)

Adjusted cash flow from operating activities	$95,350	$90,383

Distributions declared	$68,947	$67,319

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
We do not generally use derivative instruments to manage foreign currency exchange exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
CPA®:15 9/30/2010 10-Q — 34

We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At September 30, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At September 30, 2010, we estimate that our total interest in CCMT had a fair value of $10.3 million, an increase of $0.6 million from the fair value at December 31, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which a series of interest rate flows are exchanged over a specific period, and interest rate caps limit the effective borrowing rate of variable rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.5 million, inclusive of amounts attributable to noncontrolling interests of $4.3 million, at September 30, 2010.
Certain of our unconsolidated ventures, in which we have interests ranging from 30% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized gain of $0.7 million during the nine months ended September 30, 2010, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2010, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed rate debt at September 30, 2010 ranged from 4.3% to 10.0%. The annual interest rates on our variable rate debt at September 30, 2010 ranged from 5.1% to 7.6%. Our debt obligations are more fully described in Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2010 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total	Fair value
Fixed rate debt	$16,564	$96,743	$134,683	$135,345	$282,558	$587,366	$1,253,259	$1,244,008
Variable rate debt	$2,457	$10,452	$14,279	$11,493	$92,757	$163,753	$295,191	$295,161
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2010 by an aggregate increase of $58.9 million or an aggregate decrease of $55.5 million, respectively
CPA®:15 9/30/2010 10-Q — 35

Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements, primarily in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. We are generally a net receiver of these currencies (we receive more cash then we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2010, we recognized net unrealized and realized foreign currency transaction losses of $0.3 million and $1.1million, respectively. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward exchange contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates. We have obtained non-recourse mortgage financing at fixed rates of interest in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.8 million.
CPA®:15 9/30/2010 10-Q — 36

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2010 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 9/30/2010 10-Q — 37

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2010, we issued 8,910,734 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.70 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended September 30, 2010:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
July	—	—	N/A	N/A
August	—	—	N/A	N/A
September	65,749	$9.95	N/A	N/A

Total	65,749

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable by us in any period depends on a number of factors and is at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death or qualifying disability. During the first quarter of 2010, our board of directors re-evaluated the status of our redemption plan and determined to keep the suspension in place. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. The shares shown were repurchased pursuant to the limited exceptions to the suspension noted above. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
Item 6. Exhibits

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 9/30/2010 10-Q — 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 11/15/2010	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer (Principal Financial Officer)

Date 11/15/2010	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Executive Director and Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 9/30/2010 10-Q — 39

EXHIBIT INDEX

Exhibit No.	Description	Method of Filing
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
CPA®:15 9/30/2010 10-Q — 40