Form 10-K
period 2010-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2011-03-31
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Registrant has no active market for its common stock. Non-affiliates held 118,493,221 shares of common stock at June 30, 2010.
At March 18, 2011, there were 129,221,453 shares of common stock of registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant incorporates by reference its definitive Proxy Statement with respect to its 2011 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of its fiscal year, into Part III of this Annual Report on Form 10-K.

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
CPA®:15 2010 10-K — 1

PART I

Item 1.	Business.
(a) General Development of Business
Overview
Corporate Property Associates 15 Incorporated (together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors.
Our core investment strategy is to own and manage a portfolio of properties leased to a diversified group of companies on a single tenant net lease basis. Our net leases generally require the tenant to pay substantially all of the costs associated with operating and maintaining the property such as maintenance, insurance, taxes, structural repairs and other operating expenses. Leases of this type are referred to as triple-net leases. We generally seek to include in our leases:
•	clauses providing for mandated rent increases or periodic rent increases over the term of the lease tied to increases in the Consumer Price Index (“CPI”) or other similar index for the jurisdiction in which the property is located or, when appropriate, increases tied to the volume of sales at the property;
•	indemnification for environmental and other liabilities;
•	operational or financial covenants of the tenant; and
•	guarantees of lease obligations from parent companies or letters of credit.
We are managed by W. P. Carey & Co. LLC (“WPC”) through certain of its wholly-owned subsidiaries (collectively, the “advisor”). WPC is a publicly-traded company listed on the New York Stock Exchange under the symbol “WPC.”
The advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services, including personnel provided for the administration of our operations. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 14 Incorporated (“CPA®:14”), Corporate Property Associates 16 — Global Incorporated (“CPA®:16 — Global”) and Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”), collectively, including us, the “CPA® REITs.” The advisor also serves as the advisor to Carey Watermark Investors Incorporated, which was formed in March 2008 for the purpose of acquiring interests in lodging and lodging-related properties.
We were formed as a Maryland corporation in February 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1.0 billion in gross offering proceeds. Through December 31, 2010, we have also issued 13,272,038 shares ($153.2 million) through our distribution reinvestment and stock purchase plan. We have repurchased 16,191,899 shares ($170.6 million) under our redemption plan from inception through December 31, 2010. In June 2009, as a result of redemptions reaching the 5% limitation under the terms of our redemption plan and our desire to preserve capital and liquidity, our board of directors suspended our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, with limited exceptions in cases of death or disability. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the plan.
Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2010, the advisor employed 170 individuals who are available to perform services for us.
CPA®:15 2010 10-K — 2

Significant Developments during 2010:
Net Asset Value — As a result of continued weakness in the economy and a weakening of the Euro versus the dollar during 2010 and 2009, our estimated net asset value (“NAV”) per share at December 31, 2010 decreased to $10.40, which represented a 3% decline from our December 31, 2009 NAV per share of $10.70.
Dispositions — During 2010, we sold five domestic properties for a total price of $88.9 million, net of selling costs, and recognized a net gain on the sales of $33.0 million. In addition, during 2010, we deconsolidated a subsidiary as a result of modifying its structure in connection with a refinancing and recognized a gain on deconsolidation of $11.5 million. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
Impairment Charges — During 2010, we incurred impairment charges totaling $25.3 million to reduce the carrying value of certain of our real estate investments to their estimated fair value (Note 11).
Financing Activity — During 2010, we refinanced maturing non-recourse mortgage loans with new non-recourse financing of $14.3 million at a weighted average annual interest rate and term of 6.1% and 6.0 years, respectively. In addition, an unconsolidated venture in which we hold a 33% ownership interest refinanced its existing non-recourse mortgage loan with new non-recourse financing of $57.5 million at a fixed annual interest rate and term of 5.8% and 8.3 years, respectively.
(b) Financial Information About Segments
We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to Note 18 in the accompanying financial statements for financial information about this segment.
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
CPA®:15 2010 10-K — 3

Our Portfolio
At December 31, 2010, our portfolio was comprised of our full or partial ownership interest in 347 properties, substantially all of which were triple-net leased to 78 tenants, and totaled approximately 30 million square feet (on a pro rata basis) with an occupancy rate of approximately 97%. Our portfolio had the following property and lease characteristics:
Geographic Diversification
Information regarding the geographic diversification of our properties at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Region	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
United States
South	$49,798	19%	$2,927	11%
Midwest	41,132	16	2,904	11
West	40,804	16	10,749	41
East	36,220	14	6,365	24

Total U.S.	167,954	65	22,945	87

International
Europe (c)	88,810	35	3,501	13

Total	$256,764	100%	$26,446	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Reflects investments in Belgium, Finland, France, Germany, Poland and the United Kingdom.
Property Diversification
Information regarding our property diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate (b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Property Type	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
Office	$64,606	25%	$350	1%
Warehouse/Distribution	43,051	17	3,473	13
Retail	40,861	16	1,493	6
Industrial	37,926	15	12,725	48
Other properties (c)	37,834	15	—	—
Self-storage	32,486	12	—	—
Hospitality	—	—	8,405	32

Total	$256,764	100%	$26,446	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(c)	Other properties include education, childcare and leisure; amusement; and entertainment properties.
CPA®:15 2010 10-K — 4

Tenant Diversification
Information regarding our tenant diversification at December 31, 2010 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(c)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Tenant Industry (a)	Base Rent (b)	Base Rent	Base Rent (a)	Base Rent
Retail trade	$60,120	23%	$2,296	9%
Healthcare, education and childcare	24,262	9	—	—
Electronics	22,229	9	6,239	24
Buildings and real estate	21,115	8	—	—
Leisure, amusement, entertainment	19,387	8	—	—
Business and commercial services	15,970	6	—	—
Construction and building	13,651	5	646	2
Chemicals, plastics, rubber, and glass	12,462	5	—	—
Transportation — personal	11,371	4	—	—
Federal, state and local government	10,372	4	—	—
Insurance	8,617	3	—	—
Automobile	7,133	3	1,205	4
Aerospace and defense	5,804	2	—	—
Telecommunications	5,543	2	—	—
Media: printing and publishing	4,410	2	1,597	6
Beverages, food, and tobacco	3,940	2	1,763	7
Consumer and durable goods	3,899	2	—	—
Hotels and gaming	—	—	8,406	32
Other (d)	6,479	3	4,294	16

Total	$256,764	100%	$26,446	100%

(a)	Based on the Moody’s Investors Service, Inc. classification system and information provided by the tenant.

(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.

(d)	Other includes annualized contractual minimum base rent from tenants in our consolidated investments in the following industries: forest products and paper (1%), consumer and non-durable goods (1%), transportation-cargo (less than 1%), machinery (less than 1%), and mining, metals and primary metals (less than 1%). For our equity investments in real estate, Other consists of annualized contract minimum base rent from tenants in the following industries: machinery (9%) and transportation-cargo (7%).
CPA®:15 2010 10-K — 5

Lease Expirations
At December 31, 2010, lease expirations of our properties were as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate(b)
	Annualized	% of Annualized	Annualized	% of Annualized
	Contractual	Contractual	Contractual	Contractual
	Minimum	Minimum	Minimum	Minimum
Year of Lease Expiration	Base Rent (a)	Base Rent	Base Rent (a)	Base Rent
2011	$8,272	3%	$223	1%
2012	1,504	1	—	—
2013	2,263	1	—	—
2014	19,326	7	—	—
2015	24,461	10	—	—
2016	13,134	5	1,763	7
2017	5,327	2	646	2
2018	17,203	7	3,981	14
2019	13,835	5	—	—
2020	9,690	4	1,597	6
2021	14,100	5	2,541	10
2022	27,626	11	2,258	9
2023	20,406	8	8,406	31
2024	46,767	18	737	3
2025 – 2029	16,887	7	2,296	9
2030 – 2033	15,963	6	1,998	8

Total	$256,764	100%	$26,446	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2010.

(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2010 from equity investments in real estate.
Asset Management
We believe that effective management of our assets is essential to maintain and enhance property values. Important aspects of asset management include restructuring transactions to meet the evolving needs of current tenants, re-leasing properties, refinancing debt, selling assets and knowledge of the bankruptcy process.
The advisor monitors, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of any of our properties. Monitoring involves verifying that each tenant has paid real estate taxes, assessments and other expenses relating to the properties it occupies and confirming that appropriate insurance coverage is being maintained by the tenant. For international compliance, the advisor also utilizes third-party asset managers for certain investments. The advisor reviews financial statements of our tenants and undertakes regular physical inspections of the condition and maintenance of our properties. Additionally, the advisor periodically analyzes each tenant’s financial condition, the industry in which each tenant operates and each tenant’s relative strength in its industry.
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
CPA®:15 2010 10-K — 6

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
Financing Strategies
Consistent with our investment policies, we use leverage when available on favorable terms. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2010, 82% of our mortgage financing bore interest at fixed rates. At December 31, 2010, approximately 40% of our variable-rate debt bore interest at fixed rates but will reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. The prepayment of loans may require us to pay a yield maintenance premium to the lender in order to pay off a loan prior to its maturity.
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
A majority of our financing requires us to make a lump-sum or “balloon” payment at maturity. At December 31, 2010, scheduled balloon payments for the next five years were as follows (in thousands):

2011	$57,780	(a)(b)(c)
2012	103,774	(b)(c)
2013	102,530	(b)
2014	332,843	(b)
2015	164,000	(b)

(a)	Of the amount shown, $21.2 million was refinanced and $6.3 million was paid in January 2011, inclusive of amounts attributable to noncontrolling interests of $7.1 million and $2.1 million, respectively.

(b)	Inclusive of amounts attributable to noncontrolling interests totaling $17.2 million in 2011, $8.6 million in 2012, $32.4 million in 2013, $127.1 million in 2014 and $47.9 million in 2015.

(c)	Excludes our pro rata share of mortgage obligations of equity investments in real estate totaling $20.8 million in 2011 and $2.5 million in 2012. In February 2011, a venture repaid a mortgage loan due in 2011, of which our share of the payment was $4.9 million.
CPA®:15 2010 10-K — 7

We are currently seeking to refinance certain of these loans due in 2011 and believe we have existing cash resources that can be used to make these payments, if necessary.
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
Lease Terms — Generally, the net leased properties in which we invest are leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level. Alternatively, a lease may provide for mandated rental increases on specific dates.
CPA®:15 2010 10-K — 8

Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues post-closing and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an independent appraiser. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met.
Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment, such as requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guarantee of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.
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
Investment Decisions — The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. Before an investment is made, the transaction is reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the acquisition process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our NAV, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and the advisor) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.
The following people currently serve on the investment committee:
•	Nathaniel S. Coolidge, Chairman — Former senior vice president and head of the bond and corporate finance department of John Hancock Mutual Life Insurance (currently known as John Hancock Life Insurance Company). Mr. Coolidge’s responsibilities included overseeing its entire portfolio of fixed income investments.
•	Axel K.A. Hansing — Currently serving as a senior partner at Coller Capital, Ltd., a global leader in the private equity secondary market, and responsible for investment activity in parts of Europe, Turkey and South Africa.
•	Frank J. Hoenemeyer — Former vice chairman and chief investment officer of the Prudential Insurance Company of America. As chief investment officer, he was responsible for all of Prudential Insurance Company of America’s investments including stocks, bonds and real estate.
CPA®:15 2010 10-K — 9

•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.
•	Dr. Lawrence R. Klein — Currently serving as professor emeritus of economics and finance at the University of Pennsylvania and its Wharton School. Recipient of the 1980 Nobel Prize in economic sciences and former consultant to both the Federal Reserve Board and the President’s Council of Economic Advisors.
•	Richard C. Marston — Currently the James R.F. Guy professor of economics and finance at the University of Pennsylvania and its Wharton School.
•	Nick J.M. van Ommen — Former chief executive officer of the European Public Real Estate Association (EPRA), currently serves on the supervisory boards of several companies, including Babis Vovos International Construction SA, a listed real estate company in Greece, Intervest Retail and Intervest Offices, listed real estate companies in Belgium, BUWOG / ESG, a residential leasing and development company in Austria and IMMOFINANZ, a listed real estate company in Austria.
•	Dr. Karsten von Köller — Currently chairman of Lone Star Germany GMBH, a US private equity firm (“Lone Star”), Chairman of the Supervisory Board of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG, Corealcredit Bank AG and MHB Bank AG.
The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if it is of a character that, if presented, could be taken by us.
Segments
We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2010, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 13% of our total lease revenue, inclusive of noncontrolling interest.
Competition
We face active competition from many sources for investment opportunities in commercial properties net leased to major corporations both domestically and internationally. In general, we believe that our advisor’s experience in real estate, credit underwriting and transaction structuring should allow us to compete effectively for commercial properties to the extent we make future acquisitions. However, competitors may be willing to accept rates of return, lease terms, other transaction terms or levels of risk that we may find unacceptable.
Environmental Matters
Our properties generally are or have been used for commercial purposes, including industrial and manufacturing properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.
Transactions with Affiliates
We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned ventures, direct purchases of assets, mergers or another type of transaction.
CPA®:15 2010 10-K — 10

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
If at any time the character of our investments would cause us to be deemed an “investment company” for purposes of the Investment Company Act of 1940, (the “Investment Company Act”), we will take the necessary action to ensure that we are not deemed to be an investment company. The advisor will continually review our investment activity, including monitoring the proportion of our portfolio that is placed in various investments, to attempt to ensure that we do not come within the application of the Investment Company Act.
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
(d) Financial Information About Geographic Areas
See Our Portfolio above and Note 18 of the consolidated financial statements for financial information pertaining to our geographic operations.
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
CPA®:15 2010 10-K — 11

We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC.

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
The recent financial and economic crisis adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.
Although we have seen signs of modest improvement in the global economy following the significant distress in 2008 and 2009, the economic recovery remains weak, and our business is still dependent on the speed and strength of that recovery, which cannot be predicted at the present time. To date, its effects on our business have primarily been that a number of tenants have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2010 reflected an improvement from 2008 and 2009.
Depending on the strength of the recovery, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property investments, as well as difficulties in refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels or to resume our redemption plan.
We are subject to the risks of real estate ownership, which could reduce the value of our properties.
Our performance and asset value are subject, in part, to risks incident to the ownership and operation of real estate, including:
•	changes in the general economic climate;
•	changes in local conditions such as an oversupply of space or reduction in demand for commercial real estate;
•	changes in interest rates and the availability of financing; and
•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes.
International investments involve additional risks.
We have invested in properties located outside the U.S. At December 31, 2010, our directly owned real estate properties located outside of the U.S. represented 35% of annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:
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
CPA®:15 2010 10-K — 12

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
Real estate investments generally lack liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties without adversely affecting returns to our shareholders. See Item 1 —Business — Our Portfolio for scheduled lease expirations.
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
CPA®:15 2010 10-K — 13

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.
Most of our properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 37%, 36% and 35% of total lease revenues in 2010, 2009 and 2008, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to shareholders. As our tenants generally may not have a recognized credit rating, they may have a higher risk of lease defaults than if our tenants had a recognized credit rating. In addition, the bankruptcy of a tenant could cause the loss of lease payments as well as an increase in the costs incurred to carry the property until it can be re-leased or sold. We have had tenants file for bankruptcy protection. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.
The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.
Bankruptcy or insolvency of a tenant or borrower could cause:
•	the loss of lease or interest payments;
•	an increase in the costs incurred to carry the property;
•	litigation;
•	a reduction in the value of our shares; and
•	a decrease in distributions to our shareholders.
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
We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection and are involved in bankruptcy-related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.
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
CPA®:15 2010 10-K - 14

Our distributions may exceed our adjusted cash flow from operating activities and our earnings in accordance with GAAP.
Over the life of our company, the regular quarterly cash distributions we pay are expected to be principally sourced by adjusted cash flow from operating activities. Adjusted cash flow from operating activities represents GAAP cash flow from operating activities, adjusted primarily to reflect timing differences between the period an expense is incurred and paid, to add cash distributions we receive from equity investments in real estate in excess of equity income and to subtract cash distributions we pay to our noncontrolling partners in real estate ventures that we consolidate. However, there can be no assurance that our adjusted cash flow from operating activities will be sufficient to cover our future distributions, and we may use other sources of funds, such as proceeds from borrowings and asset sales, to fund portions of our future distributions.
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
Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement has a one year term and may be renewed at our option upon expiration. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for our shareholders to the same extent that it has done so for prior programs.
CPA®:15 2010 10-K — 15

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
Our NAV is computed by our advisor relying in part upon information that the advisor provides to a third party.
The asset management and performance compensation paid to the advisor are computed by the advisor relying in part upon an annual third-party valuation of our real estate. Any such valuation includes the use of estimates and may be influenced by the information provided to the third party by the advisor. Because our NAV is an estimate, it can change as interest rate and real estate markets fluctuate, and there is no assurance that a shareholder will realize such NAV in connection with any liquidity event.
Valuations that we obtain may include leases in place on the property being appraised, and if the leases terminate, the value of the property may become significantly lower.
The valuations that we obtain on our properties may be based on the values of the properties when the properties are leased. If the leases on the properties terminate, the values of the properties may fall significantly below the appraised value.
CPA®:15 2010 10-K — 16

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
Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. However, if we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default and over which we have limited control, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business, so if real estate values decline or a tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced.
A majority of our financing also requires us to make a lump-sum or “balloon” payment at maturity. Our ability to make balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or to sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.
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
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements, provided that underlying income satisfies the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
The Internal Revenue Service may take the position that specific sale-leaseback transactions we treat as true leases are not true leases for U.S. federal income tax purposes but are, instead, financing arrangements or loans. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the qualification requirements applicable to REITs.
CPA®:15 2010 10-K — 17

Dividends payable by REITs generally do not qualify for reduced U.S. federal income tax rates because qualifying REITs do not pay U.S. federal income tax on their net income.
The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15%. Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity-level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.
The ability of our board of directors to change our investment policies or revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our bylaws require that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our shareholders. These policies may change over time. The methods of implementing our investment policies may also vary, as new investment techniques are developed. Except as otherwise provided in our bylaws, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by a majority of the directors (which must include a majority of the independent directors), without the approval of our shareholders. As a result, the nature of your investment could change without your consent. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and commercial real property market fluctuations, all of which could materially adversely affect our ability to achieve our investment objectives.
In addition, our organizational documents permit our board of directors to revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is not in our best interest to qualify as a REIT. In such a case, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our shareholders, which may have adverse consequences on the total return to our shareholders.
Potential liability for environmental matters could adversely affect our financial condition.
We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:
•	responsibility and liability for the cost of investigation, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;
•	liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and
•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.
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
CPA®:15 2010 10-K — 18

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
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancellable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board conducted a joint project to re-evaluate lease accounting. In August 2010, the FASB issued a Proposed Accounting Standards Update titled “Leases,” providing its views on accounting for leases by both lessees and lessors. The FASB’s proposed guidance may require significant changes in how leases are accounted for by both lessees and lessors. As of the date of this Report, the FASB has not finalized its views on accounting for leases. Changes to the accounting guidance could affect both our accounting for leases as well as that of our tenants. These changes may affect how the real estate leasing business is conducted both domestically and internationally. For example, if the accounting standards regarding the financial statement classification of operating leases are revised, then companies may be less willing to enter into leases in general or desire to enter into leases with shorter terms because the apparent benefits to their balance sheets could be reduced or eliminated. This in turn could make it more difficult for us to enter leases on terms we find favorable.
Our net tangible book value may be adversely affected if we are required to adopt certain fair value accounting provisions.
In June 2007, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (“AICPA”) issued accounting guidance that addresses when the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” must be applied by an entity and whether investment company accounting must be retained by a parent company in consolidation or by an investor in the application of the equity method of accounting. In addition, this guidance includes certain disclosure requirements for parent companies and equity method investors in investment companies that retain investment company accounting in the parent company’s consolidated financial statements or the financial statements of an equity method investor. In February 2008, the effective date of this guidance was indefinitely delayed, and adoption of the guidance was prohibited for any entity that had not previously adopted it. Additionally, in its investment properties project, the FASB is currently considering whether certain entities should measure investment property at fair value. As currently proposed, an entity would need to meet certain criteria related to its business purpose, activities, and capital structure to be within the scope of the guidance. Entities within the scope of the guidance would report all their investment properties at fair value on a recurring basis. We will assess the potential impact the adoption of these standards would have on our financial position and results of operations if we are required to adopt them.
While we maintain an exemption from the Investment Company Act and are therefore not regulated as an investment company, we may be required to adopt fair value accounting provisions. Under these provisions, our investments would be recorded at fair value with changes in value reflected in our earnings, which may result in significant fluctuations in our results of operations and net tangible book value. Net tangible book value per share may be reduced by any declines in the fair value of our investments.
CPA®:15 2010 10-K — 19

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
We do not intend to register as an investment company under the Investment Company Act. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:
•	limitations on capital structure;
•	restrictions on specified investments;
•	prohibitions on certain transactions with affiliates; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
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
CPA®:15 2010 10-K — 20

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
Shareholders’ equity may be diluted.
Our shareholders do not have preemptive rights to any shares of common stock issued by us in the future. Therefore, if we (i) sell shares of common stock in the future, including those issued pursuant to our distribution reinvestment plan, (ii) sell securities that are convertible into our common stock, (iii) issue common stock in a private placement to institutional investors, or (iv) issue shares of common stock to our directors or to the advisor for payment of fees in lieu of cash, then shareholders will experience dilution of their percentage ownership in us. Depending on the terms of such transactions, most notably the offer price per share and the value of our properties and our other investments, existing shareholders might also experience a dilution in the book value per share of their investment in us.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our principal corporate offices are located at 50 Rockefeller Plaza, New York, NY 10020. The advisor also has its primary international investment offices located in London and Amsterdam. The advisor also has office space domestically in Dallas, Texas and internationally in Shanghai. The advisor leases all of these offices and believes these leases are suitable for our operations for the foreseeable future.
See Item 1, Business — Our Portfolio for a discussion of the properties we hold for rental operations and Part II, Item 8, Financial Statements and Supplemental Data — Schedule III — Real Estate and Accumulated Depreciation for a detailed listing of such properties.

Item 3.	Legal Proceedings.
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4.	Removed and Reserved.
CPA®:15 2010 10-K — 21

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Unlisted Shares and Distributions
There is no active public trading market for our shares. At March 18, 2011, there were 38,166 holders of record of our shares.
We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years ended December 31,
	2010	2009
First quarter	$0.1807	$0.1748
Second quarter	0.1810	0.1798
Third quarter	0.1813	0.1801
Fourth quarter	0.1816	0.1804

	$0.7246	$0.7151

Unregistered Sales of Equity Securities
For the three months ended December 31, 2010, we issued 258,361 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.70 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2010 Period	shares purchased (a)	paid per share	plans or programs (a)	plans or programs (a)
October			N/A	N/A
November			N/A	N/A
December	78,926	$9.95	N/A	N/A

Total	78,926

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share repurchase plan (“DRIP”) and other factors at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.
CPA®:15 2010 10-K — 22

Item 6.	Selected Financial Data.
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years ended December 31,
	2010	2009	2008	2007	2006
Operating Data (a)
Total revenues	$266,585	$281,136	$288,607	$277,000	$266,028
Income from continuing operations	82,322	23,571	85,914	93,264	53,664

Net income (b)	100,256	29,900	51,194	124,124	97,446
Less: Net income attributable to noncontrolling interests	(40,479)	(30,148)	(22,500)	(36,934)	(30,811)

Net income (loss) attributable to CPA®:15 shareholders	59,777	(248)	28,694	87,190	66,635

Earnings (loss) per share:
Income (loss) from continuing operations attributable to CPA®:15 shareholders	0.43	(0.01)	0.41	0.52	0.42
Net income (loss) attributable to CPA®:15 shareholders	0.47	—	0.22	0.68	0.52

Cash distributions declared per share (c)	0.7246	0.7151	0.6902	0.6691	0.6516

Balance Sheet Data
Total assets	$2,694,055	$2,959,088	$3,189,205	$3,464,637	$3,336,296
Net investments in real estate (d)	2,297,754	2,540,012	2,715,417	2,882,357	2,737,939
Long-term obligations (e)	1,498,296	1,686,154	1,819,443	1,943,724	1,873,841

Other Information
Cash flow from operating activities	$166,940	$160,033	$180,789	$162,985	$144,818
Distributions paid	91,743	88,939	98,153	85,327	82,850
Payment of mortgage principal (f)	79,905	92,765	42,662	54,903	30,339

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.

(b)	Net income in 2010, 2009 and 2008 reflected impairment charges totaling $25.3 million, $66.6 million and $42.1 million, respectively, of which $1.5 million, $4.4 million and $7.6 million was attributable to noncontrolling interests, respectively.

(c)	Cash distributions declared per share for 2007 excluded a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record at December 31, 2007.

(d)	Net investments in real estate consists of net investments in properties, net investment in direct financing leases, equity investments in real estate, real estate under construction and assets held for sale, as applicable.

(e)	Represents mortgage obligations and deferred acquisition fee installments.

(f)	Represents scheduled mortgage principal payments.
CPA®:15 2010 10-K — 23

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Business Overview
As described in more detail in Item 1 of this Report, we are a publicly owned, non-listed REIT that invests in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net lease basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. We were formed in 2001 and are managed by the advisor.
Financial Highlights
(In thousands)

	Years ended December 31,
	2010	2009	2008
Total revenues	$266,585	$281,136	$288,607
Net income (loss) attributable to CPA®:15 shareholders	59,777	(248)	28,694
Cash flow from operating activities	166,940	160,033	180,789

Distributions paid	91,743	88,939	98,153

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	$108,029	$109,144	$130,292
Adjusted cash flow from operating activities	136,110	136,189	127,228
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) metrics such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. Please see Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues decreased in 2010 as compared to 2009, primarily due to the effects of property sales, lease restructuring transactions, lease rejections, and lease expirations, as well as fluctuations in currency exchange rates, partially offset by scheduled rent increases at certain properties.
We recognized net income attributable to CPA®:15 shareholders for 2010, compared to net loss for 2009 primarily due to lower impairment charges recognized during the current year and higher gains recognized on sale of properties and deconsolidation of a subsidiary in 2010. Results of operations during 2010 reflected impairment charges of $25.3 million, as compared to $66.6 million in 2009.
Cash flow from operating activities increased in 2010 as compared to 2009, primarily due to an increase in net income and the timing of payments of our working capital.
Our quarterly cash distribution increased to $0.1816 per share for the fourth quarter of 2010, or $0.73 per share on an annualized basis.
For the year ended December 31, 2010 as compared to 2009, our AFFO supplemental measure decreased slightly, primarily due to adjustments related to gains recognized on sales of properties and the deconsolidation of a subsidiary, substantially offset by an increase in net income. For the year ended December 31, 2010 as compared to 2009, our adjusted cash flow from operating activities supplemental measure decreased, primarily reflecting the decreases in changes in working capital.
CPA®:15 2010 10-K — 24

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
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During 2010, the Euro weakened primarily as a result of sovereign debt issues in several European countries. Investments denominated in the Euro accounted for approximately 35% of our annualized contractual minimum base rent for 2010. During 2010, the U.S. dollar strengthened against the Euro, as the average conversion rate for the U.S. dollar in relation to the Euro decreased by 5% in comparison to 2009. Additionally, the end-of-period conversion rate of the Euro at December 31, 2010 decreased by 8% to $1.3253 from $1.4333 at December 31, 2009. This strengthening had a negative impact on our balance sheet at December 31, 2010 as compared to our balance sheet at December 31, 2009. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
We have recently seen evidence of a gradual improvement in capital market conditions, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices have begun to recover from their credit crisis lows. Over the past few quarters, there has been continued improvement in the availability of financing; however, lenders remain cautious and continue to employ more conservative underwriting standards. We have seen commercial real estate capitalization rates begin to narrow from credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. During 2010, we saw an increase in the number of lenders for both domestic and international investments as market conditions improved compared to prior years. However, during the fourth quarter of 2010, the cost of debt rose, but we anticipate that this may be recoverable either through deal pricing or if lenders adjust their spreads, which had been unusually high during the crisis. The increase was primarily a result of a rise in the 10-year treasury rates for domestic deals and due to the impact of the sovereign debt issues in Europe.
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. While more recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates, general uncertainty surrounding commercial real estate fundamentals and property valuations continues. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.
CPA®:15 2010 10-K — 25

Net Asset Value
The advisor generally calculates our NAV per share on an annual basis. To make this calculation, the advisor relies in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our NAV per share at December 31, 2010 decreased to $10.40, a 3% decline from our December 31, 2009 NAV per share of $10.70.
Tenant Defaults
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact net asset values and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. Our experience for 2010 reflects an improvement from the unusually high level of tenant defaults during 2008 and 2009, when companies across many industries experienced financial distress due to the economic downturn and the seizure in the credit markets. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that additional tenants may file for bankruptcy or default on their leases during 2011 and that economic conditions may again deteriorate.
To mitigate these risks, we have historically looked to invest in assets that we believe are critically important to a tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the CPI or other similar index for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. Rent adjustments during 2009 and, to a lesser extent, 2010 generally benefited from increases in inflation rates during the years prior to the scheduled rent adjustment date. However, despite recent signs of inflationary pressure, we continue to expect that rent increases will be significantly lower in coming years as a result of the current historically low inflation rates in the U.S. and the Euro zone.
Lease Expirations and Occupancy
At December 31, 2010, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy declined slightly from 98% at December 31, 2009 to 97% at December 31, 2010.
CPA®:15 2010 10-K — 26

Proposed Accounting Changes
The International Accounting Standards Board and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized and as such we are unable to determine whether this proposal will have a material impact on our business.
The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September 2010 meeting. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact of such conclusion on our financial statements. During 2010, we deconsolidated a subsidiary that leased property to Advanced Micro Devices which had total assets and liabilities of $83.0 million and $42.8 million, respectively, and recognized a gain in the amount of $11.5 million.
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
We consider cash flows from operating activities, cash flows from investing activities, cash flows from financing activities and certain non-GAAP performance metrics to be important measures in the evaluation of our results of operations, liquidity and capital resources. Cash flows from operating activities are sourced primarily from long-term lease contracts. These leases are generally triple net and mitigate, to an extent, our exposure to certain property operating expenses. Our evaluation of the amount and expected fluctuation of cash flows from operating activities is essential in evaluating our ability to fund operating expenses, service debt and fund distributions to shareholders.
We consider cash flows from operating activities plus cash distributions from equity investments in real estate in excess of equity income, less cash distributions paid to consolidated joint venture partners, as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.
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
CPA®:15 2010 10-K — 27

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Years ended December 31,
	2010	2009	2008
Rental income	$227,573	$235,365	$235,236
Interest income from direct financing leases	32,162	38,822	45,610

	$259,735	$274,187	$280,846

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years ended December 31,
	2010	2009	2008
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a) (b)	$32,486	$30,589	$28,541
Carrefour France, S.A. (a) (c)	19,619	21,481	21,386
OBI A.G. (a) (c)	16,006	16,637	17,317
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (c)	14,272	14,881	15,155
True Value Company (a)	14,213	14,492	14,698
Life Time Fitness, Inc. (a)	14,208	14,208	14,208
Pohjola Non-Life Insurance Company (a) (c)	8,797	9,240	9,343
TietoEnator plc. (a) (c)	8,223	8,636	8,790
Police Prefecture, French Government (a) (c)	8,030	8,272	8,109
Universal Technical Institute (d)	7,101	8,688	8,727
Advanced Micro Devices (a) (e)	6,621	9,932	9,933
Medica — France, S.A. (a) (c)	6,447	6,916	7,168
Foster Wheeler, Inc.	6,269	6,269	5,900
Thales S.A. (a) (c)	4,165	4,375	4,240
SymphonyIRI Group, Inc. (a) (f)	4,164	4,972	4,972
Oriental Trading Company	3,954	3,909	3,826
Other (a) (c)	85,160	90,690	98,533

	$259,735	$274,187	$280,846

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $68.5 million, $72.5 million and $73.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

(b)	The increase in 2010 and 2009 was due to a CPI-based (or equivalent) rent increase.

(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior years, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(d)	The decrease in 2010 was due to changes in financing lease adjustment resulting from an impairment charge we recognized in 2009 on a direct financing lease to reflect the decline in the estimate of unguaranteed residual value.

(e)	In the third quarter of 2010, we deconsolidated Advanced Micro Devices (Note 6).

(f)	The decrease in 2010 was due to a lease restructuring in May 2010.
CPA®:15 2010 10-K — 28

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at	Years ended December 31,
Lessee	December 31, 2010	2010	2009	2008
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$34,408	$35,889	$37,218
Marriott International, Inc. (c)	47%	18,296	16,818	17,791
PETsMART, Inc.	30%	8,164	8,303	8,215
Schuler A.G. (b) (d)	34%	6,208	6,568	6,802
The Talaria Company (Hinckley) (e)	30%	5,506	4,133	4,984
Hologic, Inc.	64%	3,528	3,387	3,317
Del Monte Corporation	50%	3,527	3,529	3,241
Advanced Micro Devices (f)	33%	3,311	—	—
The Upper Deck Company (g)	50%	3,194	3,194	3,194
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (h)	33%	2,703	3,662	1,695
Builders FirstSource, Inc.	40%	1,611	1,558	1,544
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (b) (i)	50%	727	3,761	3,653

		$91,183	$90,802	$91,654

(a)	In addition to lease revenues, the venture also earned interest income of $24.2 million, $27.1 million and $28.1 million on a note receivable during 2010, 2009 and 2008, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during both 2010 and 2009 strengthened by approximately 5% in comparison to the respective prior years, resulting in a negative impact on lease revenues for our Euro-denominated investments in 2010 and 2009.

(c)	The increase in 2010 was due to an out-of-period adjustment we made in the fourth quarter of 2010 (Note 2). The decrease in 2009 was due to a decline in percentage of sales rent.

(d)	We recognized an other-than-temporary impairment charge of $1.5 million related to this venture during 2010 (Note 11).

(e)	During 2009, this venture entered into a lease amendment with the tenant to defer certain rental payments until April 2010 as a result of the tenant’s financial difficulties. During 2010, we recognized an other-than-temporary impairment charge of $0.6 million related to this venture (Note 11).

(f)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting (Note 6).

(g)	We recognized an other-than-temporary impairment charge of $4.8 million related to this venture during 2010 (Note 11).

(h)	Waldaschaff Automotive GmbH is operating under bankruptcy protection as of the date of this Report and had been paying rent to us at a significantly reduced rate. Subsequently, in April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged.

(i)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings, at which time the venture ceased accruing rental income, and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent. We recognized an other-than-temporary impairment charge of $0.2 million related to the SaarOTEC venture during 2010 (Note 11).
CPA®:15 2010 10-K — 29

Lease Revenues
Our net leases generally have rent adjustments based on formulas indexed to changes in the CPI or other similar index for the jurisdiction in which the property is located, sales overrides or other periodic increases, which are intended to increase lease revenues in the future. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in foreign currency exchange rates.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues decreased by $14.5 million, primarily due to the effects of property sales, lease restructuring transactions, lease rejections, and lease expirations, which reduced lease revenues by $9.0 million. Lease revenues were also negatively impacted by fluctuations of foreign currency exchange rates, which resulted in a decrease of $4.6 million. Additionally, lease revenues decreased by $3.7 million as a result of the deconsolidation of a subsidiary and $3.1 million as a result of changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases. These decreases were partially offset by the impact of scheduled rent increases at several properties totaling $5.2 million.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, lease revenues decreased by $6.7 million. The decline in lease revenues was primarily due to the effects of property sales and lease restructuring transactions, which reduced lease revenues by $7.2 million, as well as the negative impact of fluctuations in foreign currency exchange rates, which reduced lease revenues by $6.1 million. Additionally, lease revenues decreased by $0.5 million as a result of changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases. These decreases were partially offset by scheduled rent increases at several properties totaling $8.1 million.
Depreciation and Amortization
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization expense decreased by $2.0 million, primarily due to the negative impact of fluctuations in foreign currency exchange rates, which resulted in a decrease in depreciation and amortization of $2.5 million. In addition, depreciation and amortization decreased by $0.4 million as a result of the deconsolidation of a subsidiary. These decreases were partially offset by an increase in amortization of $1.0 million as a result of the restructuring of several leases, which shortened the terms of the leases and the lives of the related intangible assets.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, depreciation and amortization expense decreased by $1.5 million. As a result of lease terminations related to properties where the tenants filed for bankruptcy, we incurred a charge to write off several intangible assets in 2008, resulting in lower amortization in 2009. The net impact of this activity was a reduction in amortization of $2.3 million in 2009. Depreciation and amortization expense also decreased in 2009 by $1.2 million as a result of fluctuations in foreign currency exchange rates. These decreases were partially offset by our recognition of an out-of-period adjustment in 2009 related to intangible amortization of $1.3 million as described in Note 2, and an increase in depreciation of $0.4 million as a result of reclassifying certain properties from financing leases to real estate due to lease terminations.
Property Expenses
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses decreased by $1.7 million, primarily as a result of a $1.5 million decrease in uncollected rent expense due to fewer tenants experiencing financial difficulties in the current year. In addition, asset management and performance fees payable to the advisor decreased by $1.1 million as a result of a decline in the appraised value of our real estate assets in 2009 as compared to 2008, and property sales. These decreases were partially offset by an increase in real estate taxes and utilities of $0.7 million as a result of two tenants vacating the properties in 2010.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, property expenses decreased by $2.9 million, primarily due to a decrease of $3.1 million in asset management and performance fees resulting from a decline in the appraised value of our real estate assets in 2008 as compared to 2007. This decrease was partially offset by an increase of $0.9 million in costs related to current and former tenants who have filed for bankruptcy.
CPA®:15 2010 10-K — 30

Impairment Charges
For the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges included in operating expenses for our continuing real estate operations totaling $17.9 million, $48.5 million and $1.3 million, respectively. The table below summarizes these impairment charges recorded in operating expenses for the past three fiscal years for both continuing and discontinued operations (in thousands):

Lessee	2010	2009	2008	Triggering Events
Shires Limited	$—	$19,610	$710	Tenant filed for bankruptcy and vacated
Lindenmaier A.G.	—	12,340	30	Tenant filed for bankruptcy
Advanced Accessory Systems, LLC	—	8,426	—	Tenant vacated
Thales S.A.	4,144	779	—	Decline in property’s estimated fair value
The Kroger Co.	—	1,473	—	Property sold
Various leases	13,708	5,918	590	Decline in properties’ unguaranteed residual values

Impairment charges included in operating expenses from continuing operations	$17,852	$48,546	$1,330

Thales S.A.	$—	$—	$35,392	Properties sold
Innovate Holdings Limited	—	7,299	—	Tenant filed for bankruptcy and property foreclosed
Warehouse Associates, L. P.	—	—	4,019	Property sold
Garden Ridge Corporation	—	500	—	Property sold
Childtime Childcare, Inc.	324	—	—	Property contracted for sale

Impairment charges from discontinued operations	$324	$7,799	$39,411

See Income from Equity Investments in Real Estate below for additional impairment charges incurred during 2010, 2009 and 2008.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that carrying value exceeds fair value.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased by $3.8 million, primarily due to a $3.1 million decrease in other-than-temporary impairment charges recognized on several ventures, as well as distributions received from a joint venture totaling $1.6 million during 2010. In addition, income recognized from the Marriott venture increased by $0.7 million primarily due to an out-of-period adjustment the venture recorded in the fourth quarter of 2010 (Note 2). These increases were partially offset by a $1.6 million reduction in income recognized from the Talaria (Hinckley) venture primarily due to our portion of the impairment charge recognized on the venture property.
During 2010, we recognized other-than-temporary impairment charges totaling $7.2 million as compared to $10.3 million recognized in 2009. Impairment charges recognized in 2010 were comprised of $4.9 million on the Upper Deck venture, $1.5 million on the Schuler venture, $0.6 million on the Talaria (Hinckley) venture and $0.2 million on the SaarOTEC (formerly Görtz & Schiele GmbH & Co.) venture to reflect the decline in the estimated fair value of these ventures’ underlying net assets in comparison with the carrying value of our interests in these ventures. Included in the 2009 impairment changes were $5.8 million recognized on two ventures that lease properties to Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., $3.8 million related to a German venture that leases properties to Waldaschaff Automotive GmbH (the successor entity to Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH and $0.7 million recognized on the Upper Deck venture.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, income from equity investments in real estate decreased by $8.5 million, primarily due to the recognition of other-than-temporary impairment charges totaling $10.3 million to reduce the carrying value of several investments to the estimated fair value of our share of the ventures’ net assets as described above.
CPA®:15 2010 10-K — 31

Other Interest Income
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, other interest income decreased by $0.5 million, primarily due to a decrease in interest earned on security deposits.
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
2010 vs. 2009 — For the year ended December 31, 2010, we recognized net other expenses of $0.2 million compared to net other income of $1.3 million in 2009, primarily due to the net realized and unrealized losses and gains on foreign currency transactions as a result of changes in the exchange rate of the Euro.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, net other income decreased by $2.1 million. Net other income was higher in 2008 as a result of our recognition of a realized gain of $1.1 million related to the termination of a derivative instrument. In addition, net gains on foreign currency transactions declined by $0.8 million during 2009 due to lower levels of repatriation of cash from foreign investments.
Gain (Loss) on Disposition of Direct Financing Leases
2010 — In December 2010, we sold our net investment in three direct financing leases for a total price of $35.2 million, net of selling costs, and recognized a net gain on the sales of $15.6 million. In July 2010, we repaid the non-recourse mortgage loans encumbering two of these properties, which had an outstanding balance of $9.4 million. The remaining property was encumbered by non-recourse mortgage debt of $4.0 million, which was paid off at closing. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
2009 — During 2009, we recognized a loss of $2.1 million in connection with the sale of one of the properties formerly leased to Shires Limited in September 2009, which was partially offset by a gain on disposition of real estate of $1.1 million that we recognized upon returning the remaining properties over to the lender in October 2009 in exchange for the lenders’ agreement to relieve of us of all obligations under the related non-recourse mortgage loan. The resulting net loss of $1.0 million on disposition of real estate was offset by a gain of $1.0 million on extinguishment of debt recognized in connection with our release from the mortgage obligations.
Gain on Deconsolidation of a Subsidiary
In August 2010, a venture that leased a property to Advanced Micro Devices modified its structure in connection with a refinancing and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and record it under the equity method of accounting. We recognized a gain of $11.5 million in connection with this deconsolidation.
Advisor Settlement
During 2008, we recognized income of $9.1 million in connection with the advisor’s SEC Settlement (Note 13). We received payment of this amount from the advisor in April 2008.
CPA®:15 2010 10-K — 32

Interest Expense
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense decreased by $8.5 million, primarily due to a decrease of $5.6 million as a result of making scheduled mortgage principal payments, refinancing or paying off non-recourse mortgages during 2010 and 2009, which reduced the balances on which interest was incurred. Interest expense also decreased by $1.8 million as a result of the impact of fluctuations in foreign currency exchange rates. In addition, interest expense decreased in 2010 as a result of our recognition of a $1.1 million charge during the second quarter of 2009 to write off a portion of an interest rate swap derivative which had become ineffective.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, interest expense decreased by $7.9 million, primarily comprised of a decrease of $7.2 million due to making scheduled mortgage principal payments, refinancing or paying off non-recourse mortgages during 2009 and 2008 and a decrease of $2.6 million as a result of the impact of fluctuations in foreign currency exchange rates. These decreases were partially offset by our recognition of a $1.1 million charge during 2009 to write off a portion of an interest rate swap derivative as described above.
Provision for Income Taxes
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, provision for income taxes decreased by $0.7 million, primarily due to lower rent recognized on a French investment as a result of a lease restructuring in July 2009.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, provision for income taxes decreased by $1.9 million. Rent reductions at certain French investments and the sale of four properties in France contributed to this decline.
Discontinued Operations
2010 — For the year ended December 31, 2010, we recognized income from discontinued operations of $17.9 million, primarily due to a net gain of $17.4 million recognized in connection with selling two domestic properties in 2010.
2009 — For the year ended December 31, 2009, we recognized income from discontinued operations of $6.3 million, primarily due to a net gain on sale of properties of $12.4 million. In addition, we recognized income from the operations of discontinued properties of $3.2 million. These gains were partially offset by impairment charges of $7.8 million recognized during 2009 in order to reduce the carrying value of the properties to their estimated fair value.
2008 — For the year ended December 31, 2008, we recognized a loss from the operations of discontinued properties of $34.7 million, primarily due to the recognition of impairment charges totaling $39.4 million, partially offset by income recognized from the operations of discontinued properties of $39.4 million.
Net Income (Loss) Attributable to CPA®:15 Shareholders
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income attributable to CPA®:15 shareholders was $59.8 million as compared with net loss attributable to CPA®:15 shareholders of $0.2 million in 2009.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, the resulting net loss attributable to CPA®:15 shareholders was $0.2 million as compared with net income attributable to CPA®:15 shareholders of $28.7 million in 2008.
Funds from Operations — as Adjusted (AFFO)
AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and a reconciliation to net income attributable to CPA®:15 shareholders, See Supplemental Financial Measures below.
2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, AFFO decreased by $1.1 million, primarily due to the aforementioned changes in our results of operations.
2009 vs. 2008 — For the year ended December 31, 2009 as compared to 2008, AFFO decreased by $21.1 million, primarily due to decreases in our results of operations.
CPA®:15 2010 10-K — 33

Financial Condition
Sources and Uses of Cash During the Year
We use the cash flow generated from net leases to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of proceeds from non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.
Operating Activities
During the year ended December 31, 2010, we used cash flows from operating activities of $166.9 million to fund cash distributions to shareholders of $72.2 million, excluding $19.5 million in dividends that were reinvested by shareholders in our common stock through our DRIP. We also made scheduled mortgage principal installments of $79.9 million, which included scheduled balloon payments totaling $34.6 million (see Financing Activities below).
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During 2010, we received proceeds of $88.9 million from the sale of several properties as well as distributions from our equity investments in real estate in excess of cumulative equity income of $14.8 million. We used $5.2 million to fund an expansion and several capital improvement projects, which we funded partially with $4.7 million released from escrow. In January 2010, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $3.5 million.
Financing Activities
As noted above, during the year ended December 31, 2010, we made scheduled mortgage principal payments and paid distributions to shareholders. We also paid distributions of $65.8 million to affiliates that hold noncontrolling interests in various entities with us. We received contributions from holders of noncontrolling interests of $7.7 million, including $4.2 million used to fund scheduled balloon payments. In connection with the sale of two domestic properties, we used $24.4 million to prepay the existing non-recourse mortgage obligation. In addition, we used $2.7 million to repurchase shares through our redemption plan, as described below. We also received $9.3 million in proceeds from mortgage financing as a result of refinancing a maturing mortgage loan.
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
For the year ended December 31, 2010, we redeemed 268,626 shares of our common stock pursuant to our redemption plan at a price per share of $9.95, all of which were redeemed under the limited exceptions to the suspension of our redemption plan as described above. Of the total 2010 redemptions, we redeemed 78,926 shares in the fourth quarter. We funded the share redemptions during 2010 from the proceeds of the sale of shares of our common stock pursuant to our DRIP.
CPA®:15 2010 10-K — 34

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and a reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the year ended December 31, 2010 was $136.1 million, a decrease of $0.1 million from 2009.
Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	December 31,
	2010	2009
Balance
Fixed rate	$1,229,357	$1,293,631
Variable rate (a)	265,243	385,298

Total	$1,494,600	$1,678,929

Percent of total debt
Fixed rate	82%	77%
Variable rate (a)	18%	23%

	100%	100%

Weighted average interest rate at end of year
Fixed rate	5.8%	5.9%
Variable rate (a)	5.3%	5.2%

(a)	Variable-rate debt at December 31, 2010 included (i) $158.7 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $106.5 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their term.
Cash Resources
At December 31, 2010, our cash resources consisted of cash and cash equivalents of $104.7 million. Of this amount, $23.0 million, at then current exchange rates, was held in foreign bank accounts, and we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $56.2 million at December 31, 2010, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used to fund future investments as well as for working capital needs and other commitments.
Cash Requirements
During 2011, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $101.3 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $57.8 million will be due during 2011, inclusive of amounts attributable to noncontrolling interests of $17.2 million, of which $21.2 million was refinanced and $6.3 million was paid in January 2011, inclusive of amounts attributable to noncontrolling interests of $7.1 million and $2.1 million, respectively. In addition, our share of balloon payments due during 2011 on our unconsolidated ventures totals $20.8 million, of which $4.9 million was paid in February 2011. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
CPA®:15 2010 10-K — 35

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at December 31, 2010 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Non-recourse debt — Principal (a)	$1,493,281	$101,296	$292,927	$558,178	$540,880
Deferred acquisition fees — Principal	3,696	2,212	1,463	21	—
Interest on borrowings and deferred acquisition fees (b)	402,251	84,299	141,345	86,548	90,059
Subordinated disposition fees (c)	7,249	—	7,249	—	—
Operating and other lease commitments (d)	23,467	2,418	3,907	3,890	13,252

	$1,929,944	$190,225	$446,891	$648,637	$644,191

(a)	Excludes $1.3 million of unamortized discount on a note, which is included in Non-recourse debt at December 31, 2010.

(b)	Interest on un-hedged variable-rate debt obligations was calculated using the applicable variable interest rates and balances outstanding at December 31, 2010.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Operating and other lease commitments consist primarily of the total minimum rents payable on the ground leases, property improvement commitments and our share of total minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $32.3 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2010. At December 31, 2010, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Equity Investments in Real Estate
We acquired interests in two related investments in 2007 (the “Hellweg 2” transaction) that are accounted for under the equity method of accounting as we do not have a controlling interest but over which we exercise significant influence. The remaining ownership of these entities is held by the advisor and certain of our affiliates. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and such was structured to effectively transfer the economics of ownership to us and our affiliates while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. We acquired an interest in a venture, the “property venture,” that in turn acquired a 24.7% (direct and indirect) ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired an interest in a second venture, the “lending venture,” that made a loan, the “note receivable,” to the holder of the remaining 75.3% (direct and indirect) interests in the limited partnership, which is referred to in this Report as our partner. In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. Our total effective ownership interest in the ventures is approximately 38%.
CPA®:15 2010 10-K — 36

Upon exercise of the relevant option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at December 31, 2010 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $2.2 million, with our share approximating $0.9 million. In addition, our maximum exposure to loss on these ventures was $18.8 million (inclusive of both our existing investment and the amount to fund our future commitment).
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at December 31, 2010 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership
	Interest at		Total Third
Lessee	December 31, 2010	Total Assets	Party Debt	Maturity Date
The Upper Deck Company (a)	50%	$26,845	$9,817	2/2011
Del Monte Corporation	50%	14,739	10,092	8/2011
PETsMART, Inc.	30%	65,743	37,404	12/2011
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (c)	33%	43,297	21,388	8/2015
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (b) (d)	50%	6,686	9,050	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	10,703	6,408	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (b) (e)	38%	429,917	369,323	4/2017
Advanced Micro Devices, Inc. (f)	33%	82,675	57,166	1/2019
Hologic, Inc.	64%	26,627	14,143	5/2023
The Talaria Company (Hinckley) (g)	30%	49,038	29,427	6/2025
Marriott International, Inc.	47%	132,777	—	N/A
Schuler A.G. (b) (h)	34%	68,198	—	N/A

		$957,245	$564,218

(a)	In February 2011, this venture repaid its maturing mortgage loan. We recognized an other-than-temporary impairment charge of $4.8 million to reduce the carrying value of this venture to its estimated fair value during 2010 (Note 11).

(b)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2010.

(c)	A former tenant, Wagon Automotive GmbH, terminated its lease in bankruptcy proceedings effective May 2009 and a successor company, Waldaschaff Automotive GmbH, took over the business and began paying rent to us at a significantly reduced rate. Subsequently, in April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged.

(d)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings, and in March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture on substantially the same terms. We recognized an other-than-temporary impairment charge on this venture of $0.2 million during 2010.

(e)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $21.8 million at December 31, 2010.

(f)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

(g)	We recognized an other-than-temporary impairment charge of $0.6 million in connection with this venture during the year ended December 31, 2010 (Note 11).

(h)	We recognized an other-than-temporary impairment charge of $1.5 million related to this venture during the year ended December 31, 2010 (Note 11).
CPA®:15 2010 10-K — 37

Environmental Obligations
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
Classification of Real Estate Leases
We classify our leases for financial reporting purposes at the inception of a lease, or when significant lease terms are amended, as either real estate leased under operating leases or net investment in direct financing leases. This classification is based on several criteria, including, but not limited to, estimates of the remaining economic life of the leased assets and the calculation of the present value of future minimum rents. We estimate remaining economic life relying in part upon third-party appraisals of the leased assets. We calculate the present value of future minimum rents using the lease’s implicit interest rate, which requires an estimate of the residual value of the leased assets as of the end of the non-cancelable lease term. Estimates of residual values are generally determined by us relying in part upon third-party appraisals. Different estimates of residual value result in different implicit interest rates and could possibly affect the financial reporting classification of leased assets. The contractual terms of our leases are not necessarily different for operating and direct financing leases; however, the classification is based on accounting pronouncements that are intended to indicate whether the risks and rewards of ownership are retained by the lessor or substantially transferred to the lessee. We believe that we retain certain risks of ownership regardless of accounting classification. Assets related to leases classified as net investment in direct financing leases are not depreciated but are written down to expected residual value over the lease term. Therefore, the classification of leases may have a significant impact on net income even though it has no effect on cash flows.
Identification of Tangible and Intangible Assets in Connection with Real Estate Acquisitions
In connection with our acquisition of properties accounted for as operating leases, we allocate purchase costs to tangible and intangible assets and liabilities acquired based on their estimated fair values. We determine the value of tangible assets, consisting of land and buildings, as if vacant, and record intangible assets, including the above-and below-market value of leases, the value of in-place leases and the value of tenant relationships, at their relative estimated fair values.
CPA®:15 2010 10-K — 38

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
We acquire properties subject to net leases and determine the value of above-market and below-market lease intangibles based on the difference between (i) the contractual rents to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or a similar property, both of which are measured over a period equal to the estimated market lease term. We discount the difference between the estimated market rent and contractual rent to a present value using an interest rate reflecting our current assessment of the risk associated with the lease acquired, which includes a consideration of the credit of the lessee. Estimates of market rent are generally determined by us relying in part upon a third-party appraisal obtained in connection with the property acquisition and can include estimates of market rent increase factors, which are generally provided in the appraisal or by local brokers.
We evaluate the specific characteristics of each tenant’s lease and any pre-existing relationship with each tenant in determining the value of in-place lease and tenant relationship intangibles. To determine the value of in-place lease intangibles, we consider estimated market rent, estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based on assessments of specific market conditions. In determining the value of tenant relationship intangibles, we consider the expectation of lease renewals, the nature and extent of our existing relationship with the tenant, prospects for developing new business with the tenant and the tenant’s credit profile. We also consider estimated costs to execute a new lease, including estimated leasing commissions and legal costs, as well as estimated carrying costs of the property during a hypothetical expected lease-up period. We determine these values using our estimates or by relying in part upon third-party appraisals.
Basis of Consolidation
When we obtain an economic interest in an entity, we evaluate the entity to determine if it is deemed a variable interest entity (“VIE”) and, if so, whether we are deemed to be the primary beneficiary and are therefore required to consolidate the entity. Significant judgment is required to determine whether a VIE should be consolidated. We review the contractual arrangements provided for in the partnership agreement or other related contracts to determine whether the entity is considered a VIE under current authoritative accounting guidance, and to establish whether we have any variable interests in the VIE. We then compare our variable interests, if any, to those of the other variable interest holders to determine which party is the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
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
CPA®:15 2010 10-K — 39

Impairments
On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. Impairment charges do not necessarily reflect the true economic loss caused by the default of the tenant, which may be greater or less than the impairment amount. In addition, we use non-recourse debt to finance our acquisitions, and to the extent that the value of an asset is written down to below the value of its debt, there is an unrealized gain that will be triggered when we turn the asset back to the lender in satisfaction of the debt. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Estimates and judgments used when evaluating whether these assets are impaired are presented below.
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
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We base the expected sale price on the contract and the expected selling costs on information provided by brokers and legal counsel. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value, and may recognize an additional impairment charge if warranted.
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (a) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (b) the estimated fair value at the date of the subsequent decision not to sell.
CPA®:15 2010 10-K — 40

Equity Investments in Real Estate
We evaluate our equity investments in real estate on a periodic basis to determine if there are any indicators that the value of our equity investment may be impaired and to establish whether or not that impairment is other-than-temporary. To the extent impairment has occurred, we measure the charge as the excess of the carrying value of our investment over its estimated fair value, which is determined by multiplying the estimated fair value of the underlying venture’s net assets by our ownership interest percentage. For our unconsolidated ventures in real estate, we calculate the estimated fair value of the underlying venture’s real estate or net investment in direct financing lease as described in Real Estate and Direct Financing Leases above. The fair value of the underlying venture’s debt, if any, is calculated based on market interest rates and other market information. The fair value of the underlying venture’s other financial assets and liabilities (excluding net investment in direct financing leases) have fair values that approximate their carrying values.
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income (“OCI”). Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
Provision for Uncollected Amounts from Lessees
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (16 lessees represented 67% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount from the lessee if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Income Taxes
We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT net taxable income to our shareholders (excluding net capital gains) and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to U.S. federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for U.S. federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to U.S. federal income tax.
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
CPA®:15 2010 10-K — 41

Subsequent Events
In January 2011, a venture in which we and an affiliate hold 15% and 85% interests, respectively, entered into an investment in the Netherlands for a total cost of approximately $207.5 million, of which our share is approximately $31.1 million. In March 2011, the venture obtained non-recourse mortgage financing of approximately $98.4 million for this investment. Our share of the financing is approximately $14.8 million.
In February 2011, we returned a property previously leased to Advanced Accessory Systems LLC to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. On the date of disposition, the property had a carrying value of approximately $2.7 million, reflecting the impact of impairment charges totaling $8.4 million incurred in 2009, and the related non-recourse mortgage loan had an outstanding balance of approximately $6.1 million.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations, (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are to be included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses on extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or “AFFO,” and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows. As a result, we believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better understand and measure the performance of our business over time without the potentially distorting impact of these short-term fluctuations.
CPA®:15 2010 10-K — 42

FFO and AFFO for the years ended December 31, 2010, 2009 and 2008 are presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
Net income (loss) attributable to CPA®:15 shareholders	$59,777	$(248)	$28,694
Adjustments:
Depreciation and amortization of real property	59,179	63,285	64,724
Gain on sale of real estate	(33,001)	(11,332)	(718)
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	8,360	8,109	8,393
Gain on sale of real estate	(196)	(3)	—
Proportionate share of adjustments for noncontrolling interests	2,208	(12,983)	(18,603)

Total adjustments	36,550	47,076	53,796

FFO — as defined by NAREIT	96,327	46,828	82,490

Adjustments:
Gain on deconsolidation of subsidiary	(11,493)	—	—
Loss on extinguishment of debt	—	500	—
Other depreciation, amortization and non-cash charges	(708)	(1,451)	5,436
Straight-line and other rent adjustments	1,133	(604)	5,817
Impairment charges	18,176	56,345	40,741
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and non-cash charges	329	441	1,331
Straight-line and other rent adjustments	18	771	563
Impairment charges	9,621	10,284	1,310
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(5,374)	(3,970)	(7,396)

Total adjustments	11,702	62,316	47,802

AFFO	$108,029	$109,144	$130,292

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
CPA®:15 2010 10-K — 43

Adjusted cash flow from operating activities for the years ended December 31, 2010, 2009 and 2008 is presented below (in thousands):

	Years ended December 31,
	2010	2009	2008
Cash flow provided by operating activities	$166,940	$160,033	$180,789
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	5,318	7,414	4,320
Distributions paid to noncontrolling interests, net	(32,424)	(35,911)	(50,033)
Changes in working capital	(3,724)	4,653	1,703
Advisor settlement	—	—	(9,111)

Adjusted cash flow from operating activities	$136,110	$136,189	$127,668

Distributions declared (weighted average share basis)	$92,250	$89,984	$88,751

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
CPA®:15 2010 10-K — 44

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
We do not generally use derivative financial instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
Interest Rate Risk
The value of our real estate and related fixed-rate debt obligations is subject to fluctuations based on changes in interest rates. The value of our real estate is also subject to fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect our ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of our owned assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.
Although we have not experienced any credit losses on investments in loan participations, in the event of a significant rising interest rate environment, loan defaults could occur and result in our recognition of credit losses, which could adversely affect our liquidity and operating results. Further, such defaults could have an adverse effect on the spreads between interest earning assets and interest bearing liabilities.
We hold a participation in Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At December 31, 2010, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At December 31, 2010, we estimate that our total interest in CCMT had a fair value of $10.4 million, an increase of $0.7 million from the fair value at December 31, 2009.
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as such, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements. We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $10.4 million, inclusive of amounts attributable to noncontrolling interests of $2.6 million at December 31, 2010 (Note 10).
Certain of our unconsolidated ventures, in which we have interests ranging from 30% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of $0.8 million during 2010, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
CPA®:15 2010 10-K — 45

At December 31, 2010, substantially all of our non-recourse debt either bore interest at fixed rates, was swapped to a fixed rate or bore interest at fixed rates that were scheduled to convert to variable rates during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at December 31, 2010 ranged from 4.3% to 10.0%. The annual interest rates on our variable-rate debt at December 31, 2010 ranged from 5.1% to 7.6%. Our debt obligations are more fully described in Financial Condition in Item 7 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$92,357	$134,782	$135,452	$280,803	$185,999	$399,964	$1,229,357	$1,214,527
Variable rate debt	$8,939	$12,744	$9,949	$89,070	$3,625	$140,916	$265,243	$265,213
A decrease or increase in interest rates of 1% would change the estimated fair value of such debt at December 31, 2010 by an aggregate increase of $59.8 million or an aggregate decrease of $56.3 million, respectively.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar, relative to the foreign currencies. For 2010, we recognized unrealized foreign currency gains of $0.6 million and realized foreign currency losses of $0.9 million. These losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currencies on accrued interest receivable on notes receivable from wholly-owned subsidiaries.
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
Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$87,553	$83,770	$83,865	$84,254	$71,667	$445,556	$856,665
British pound sterling	1,332	1,332	1,377	1,507	1,507	33,439	40,494

	$88,885	$85,102	$85,242	$85,761	$73,174	$478,995	$897,159

Scheduled debt service payments (principal and interest) for the mortgage notes payable for our foreign operations during each of the next five years and thereafter are as follows (in thousands):

Debt service (a) (b)	2011	2012	2013	2014	2015	Thereafter	Total
Euro	$76,992	$52,980	$52,852	$199,279	$174,376	$287,101	$843,580
British pound sterling	731	727	720	789	10,588	—	13,555

	$77,723	$53,707	$53,572	$200,068	$184,964	$287,101	$857,135

(a)	Based on the applicable exchange rates at December 31, 2010. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2010.
CPA®:15 2010 10-K — 46

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $164.7 million and $152.2 million, respectively, are due on four and two, respectively, non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We anticipate that, by 2014 and 2015, we and our noncontrolling interest partners will seek to refinance certain of these loans or will use existing cash resources to make these payments, if necessary.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2010, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $2.0 million.
CPA®:15 2010 10-K — 47

Item 8.	Financial Statements and Supplementary Data.
The following financial statements and schedule are filed as a part of this Report:
Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.
CPA®:15 2010 10-K — 48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries (the “Company”) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 31, 2011
CPA®:15 2010 10-K — 49

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entity (“VIE”) of $7,861 for both periods presented)	$2,091,380	$2,267,459
Accumulated depreciation (inclusive of amounts attributable to consolidated VIE of $(1,167) and $(995), respectively)	(298,531)	(281,854)

Net investments in properties	1,792,849	1,985,605
Net investment in direct financing leases	323,166	372,636
Assets held for sale	739	—
Equity investments in real estate	181,000	181,771

Net investments in real estate	2,297,754	2,540,012
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIE of $561 and $182, respectively)	104,673	69,379
Intangible assets, net (inclusive of amounts attributable to consolidated VIE of $645 and $698, respectively)	163,610	211,734
Other assets, net (inclusive of amounts attributable to consolidated VIE of $833 and $873, respectively)	128,018	137,963

Total assets	$2,694,055	$2,959,088

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIE of $4,480 and $4,668, respectively)	$1,494,600	$1,678,929
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIE of $271 and $280, respectively)	40,587	38,431
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIE of $63 and $62, respectively)	65,443	78,922
Due to affiliates	16,003	18,303
Distributions payable	23,333	22,698

Total liabilities	1,639,966	1,837,283

Commitments and contingencies (Note 14)
Equity:
CPA®:15 shareholders’ equity:
Common stock, $0.001 par value; 240,000,000 shares authorized; 144,680,751 and 141,748,316 shares issued, respectively	145	142
Additional paid-in capital	1,346,230	1,315,521
Distributions in excess of accumulated earnings	(330,380)	(297,779)
Accumulated other comprehensive (loss) income	(10,099)	2,201

	1,005,896	1,020,085
Less, treasury stock at cost, 16,191,899 and 15,923,273 shares, respectively	(170,580)	(167,907)

Total CPA®:15 shareholders’ equity	835,316	852,178
Noncontrolling interests	218,773	269,627

Total equity	1,054,089	1,121,805

Total liabilities and equity	$2,694,055	$2,959,088

See Notes to Consolidated Financial Statements.
CPA®:15 2010 10-K — 50

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Years ended December 31,
	2010	2009	2008
Revenues
Rental income	$227,573	$235,365	$235,236
Interest income from direct financing leases	32,162	38,822	45,610
Other operating income	6,850	6,949	7,761

	266,585	281,136	288,607

Operating Expenses
Depreciation and amortization	(59,639)	(61,622)	(63,158)
Property expenses	(39,233)	(40,891)	(43,786)
General and administrative	(8,069)	(8,838)	(9,864)
Impairment charges	(17,852)	(48,546)	(1,330)

	(124,793)	(159,897)	(118,138)

Other Income and Expenses
Income from equity investments in real estate	7,857	4,010	12,460
Other interest income	1,828	2,323	5,463
Other income and (expenses)	(214)	1,312	3,440
Gain (loss) on disposition of direct financing leases	15,592	(41)	—
Gain on deconsolidation of a subsidiary	11,493	—	—
Advisor settlement (Note 13)	—	—	9,111
Interest expense	(91,812)	(100,355)	(108,211)

	(55,256)	(92,751)	(77,737)

Income from continuing operations before income taxes	86,536	28,488	92,732
Provision for income taxes	(4,214)	(4,917)	(6,818)

Income from continuing operations	82,322	23,571	85,914

Discontinued Operations
Income from operations of discontinued properties	849	3,220	4,758
Gain (loss) on sale of real estate	17,409	12,406	(67)
Loss on extinguishment of debt	—	(1,498)	—
Impairment charges	(324)	(7,799)	(39,411)

Income (loss) from discontinued operations	17,934	6,329	(34,720)

Net Income	100,256	29,900	51,194
Less: Net income attributable to noncontrolling interests	(40,479)	(30,148)	(22,500)

Net Income (Loss) Attributable to CPA®:15 Shareholders	$59,777	$(248)	$28,694

Earnings (Loss) Per Share
Income (loss) from continuing operations attributable to CPA®:15 shareholders	$0.43	$(0.01)	$0.41
Income (loss) from discontinued operations attributable to CPA®:15 shareholders	0.04	0.01	(0.19)

Net income (loss) attributable to CPA®:15 shareholders	$0.47	$—	$0.22

Weighted Average Shares Outstanding	127,312,274	125,834,605	128,588,054

Amounts Attributable to CPA®:15 Shareholders
Income (loss) from continuing operations, net of tax	$54,493	$(1,206)	$53,451
Income (loss) from discontinued operations, net of tax	5,284	958	(24,757)

Net income (loss)	$59,777	$(248)	$28,694

See Notes to Consolidated Financial Statements.
CPA®:15 2010 10-K — 51

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years ended December 31,
	2010	2009	2008
Net Income	$100,256	$29,900	$51,194
Other Comprehensive Income:
Foreign currency translation adjustment	(15,719)	1,618	(27,915)
Change in unrealized gain (loss) on marketable securities	776	925	(1,672)
Change in unrealized loss on derivative instruments	(2,841)	(1,863)	(15,138)

	(17,784)	680	(44,725)

Comprehensive Income	82,472	30,580	6,469

Amounts Attributable to Noncontrolling Interests:
Net income	(40,479)	(30,148)	(22,500)
Foreign currency translation adjustment	4,551	509	6,682
Change in unrealized loss on derivative instruments	933	552	3,339

Comprehensive income attributable to noncontrolling interests	(34,995)	(29,087)	(12,479)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$47,477	$1,493	$(6,010)

See Notes to Consolidated Financial Statements.
CPA®:15 2010 10-K — 52

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF EQUITY
For the years ended December 31, 2010, 2009 and 2008
(in thousands, except share and per share amounts)

				Distributions	Accumulated
			Additional	in Excess of	Other		Total
		Common	Paid-in	Accumulated	Comprehensive	Treasury	CPA®:15	Noncontrolling
	Shares	Stock	Capital	Earnings	Income	Stock	Shareholders	Interests	Total
Balance at January 1, 2008	128,520,680	$136	$1,247,241	$(148,490)	$35,164	$(72,154)	$1,061,897	$300,031	$1,361,928
Shares issued $.001 par, at $11.59 and $11.40 per share, net of offering costs	1,735,987	2	19,649				19,651		19,651
Shares, $.001 par, issued to advisor at $12.20 per share	1,306,304	1	15,936				15,937		15,937
Contributions from noncontrolling interests							—	11,128	11,128
Distributions declared ($0.6902 per share)				(88,153)			(88,153)		(88,153)
Distributions to noncontrolling interests							—	(51,733)	(51,733)
Net income				28,694			28,694	22,500	51,194
Other comprehensive income:
Foreign currency translation adjustment					(21,233)		(21,233)	(6,682)	(27,915)
Change in unrealized gain on marketable securities					(1,672)		(1,672)		(1,672)
Change in unrealized gain on derivative instruments					(11,799)		(11,799)	(3,339)	(15,138)
Repurchase of shares	(5,030,784)					(57,079)	(57,079)		(57,079)

Balance at December 31, 2008	126,532,187	139	1,282,826	(207,949)	460	(129,233)	946,243	271,905	1,218,148

Shares issued $.001 par, at $10.93 and $11.95 per share, net of offering costs	1,807,202	2	19,969				19,971		19,971
Shares, $.001 par, issued to advisor at $11.50 per share	1,100,634	1	12,726				12,727		12,727
Contributions from noncontrolling interests							—	18,157	18,157
Distributions declared ($0.7151 per share)				(89,582)			(89,582)		(89,582)
Distributions to noncontrolling interests							—	(49,522)	(49,522)
Net (loss) income				(248)			(248)	30,148	29,900
Other comprehensive loss:
Foreign currency translation adjustment					2,127		2,127	(509)	1,618
Change in unrealized loss on marketable securities					925		925		925
Change in unrealized loss on derivative instruments					(1,311)		(1,311)	(552)	(1,863)
Repurchase of shares	(3,614,980)					(38,674)	(38,674)		(38,674)

Balance at December 31, 2009	125,825,043	142	1,315,521	(297,779)	2,201	(167,907)	852,178	269,627	1,121,805

Shares issued $.001 par, at $10.17 and $10.93 per share, net of offering costs	1,891,974	2	19,547				19,549		19,549
Shares, $.001 par, issued to advisor at $10.70 per share	1,040,461	1	11,162				11,163		11,163
Contributions from noncontrolling interests							—	7,731	7,731
Deconsolidation of a venture							—	(27,439)	(27,439)
Distributions declared ($0.7246 per share)				(92,378)			(92,378)		(92,378)
Distributions to noncontrolling interests							—	(65,772)	(65,772)
Net income				59,777			59,777	40,479	100,256
Other comprehensive income (loss):
Foreign currency translation adjustment					(11,168)		(11,168)	(4,920)	(16,088)
Change in unrealized gain on marketable securities					776		776		776
Change in unrealized loss on derivative instruments					(1,908)		(1,908)	(933)	(2,841)
Repurchase of shares	(268,626)					(2,673)	(2,673)		(2,673)

Balance at December 31, 2010	128,488,852	$145	$1,346,230	$(330,380)	$(10,099)	$(170,580)	$835,316	$218,773	$1,054,089

See Notes to Consolidated Financial Statements.
CPA®:15 2010 10-K — 53

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash Flows — Operating Activities
Net income	$100,256	$29,900	$51,194
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	62,226	65,294	68,815
Straight-line rent and financing lease adjustments	9,443	6,621	5,817
Income from equity investments in real estate in excess of distributions received	8,423	11,244	2,594
Issuance of shares to affiliate in satisfaction of fees due	11,163	12,727	15,937
Realized loss (gain) on foreign currency transactions, derivative instruments and other, net	891	17	(10,278)
Unrealized loss (gain) on foreign currency transactions, derivative instruments and other, net	(677)	(1,552)	7,950
Gain on deconsolidation of a subsidiary	(11,493)	—	—
Gain on sale of real estate, net	(33,001)	(11,332)	(718)
Impairment charges	18,176	56,345	40,741
(Increase) decrease in cash held in escrow for operating activities	(2,190)	(4,578)	440
Changes in operating assets and liabilities	3,723	(4,653)	(1,703)

Net cash provided by operating activities	166,940	160,033	180,789

Cash Flows — Investing Activities
Distributions from equity investments in real estate in excess of equity income	14,786	7,412	23,130
Capital expenditures and acquisitions of real estate	(5,161)	(2,379)	(269)
Contributions to equity investments in real estate	(736)	—	(26,633)
Funds placed in escrow for construction of real estate	—	(5,327)	—
Funds released from escrow for construction of real estate	4,725	—	—
Proceeds from sale of real estate	88,862	9,481	11,966
Payment of deferred acquisition fees to an affiliate	(3,530)	(6,903)	(8,413)
Proceeds from exercise of common stock warrants	—	—	85
Repayment of loan from affiliate	—	—	7,569

Net cash provided by investing activities	98,946	2,284	7,435

Cash Flows — Financing Activities
Distributions paid (a)	(91,743)	(88,939)	(98,153)
Distributions paid to noncontrolling interests	(65,772)	(49,522)	(51,733)
Contributions from noncontrolling interests	7,731	18,157	11,128
Proceeds from mortgages	9,315	40,497	68,000
Prepayment of mortgage principal	(24,421)	(14,623)	(88,941)
Scheduled payments of mortgage principal	(79,905)	(92,765)	(42,662)
Deferred financing costs, net of deposits refunded	(267)	(1,116)	(1,409)
Proceeds from issuance of shares, net of costs	19,549	19,971	19,651
Purchase of treasury stock	(2,673)	(38,674)	(57,079)

Net cash used in financing activities	(228,186)	(207,014)	(241,198)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	(2,406)	2,044	(1,845)

Net increase (decrease) in cash and cash equivalents	35,294	(42,653)	(54,819)
Cash and cash equivalents, beginning of year	69,379	112,032	166,851

Cash and cash equivalents, end of year	$104,673	$69,379	$112,032

(a)	Includes a special distribution of $10.2 million ($0.08 per share) declared in December 2007 and paid in January 2008.
(Continued)
CPA®:15 2010 10-K — 54

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Supplemental cash flow information (in thousands):

	Years ended December 31,
	2010	2009	2008
Interest paid	$94,517	$103,682	$115,029

Income taxes paid	$4,195	$7,599	$5,974

Supplemental noncash investing activities (in thousands):
During 2010, we recorded an adjustment to deconsolidate a venture and account for it under the equity method of accounting as a result of changing the structure of the venture in connection with a debt refinancing (Note 6). As a result of the deconsolidation, our Equity investment in real estate increased by $24.2 million. The following table shows the decreases in these accounts on the date of deconsolidation:

Assets:
Net investments in properties	$(58,743)
Cash and cash equivalents	(7)
Intangible assets, net	(13,473)
Other assets, net	(10,727)

Total	$(82,950)

Liabilities:
Non-recourse debt	$32,670
Accounts payable, accrued expenses and other liabilities	3
Prepaid and deferred rental income and security deposits	10,178

Total	$42,851

Equity:
Accumulated other comprehensive loss	$(3)
Noncontrolling interests	27,419

Total	$27,416

See Notes to Consolidated Financial Statements.
CPA®:15 2010 10-K — 55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At December 31, 2010, our portfolio was comprised of our full or partial ownership interests in 347 properties, substantially all of which were triple-net leased to 78 tenants, and totaled approximately 30 million square feet (on a pro rata basis) with an occupancy rate of approximately 97% (occupancy rate and square footage are unaudited). We were formed in 2001 and are managed by the advisor.
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
In June 2009, the FASB issued amended guidance related to the consolidation of VIEs. The amended guidance affects the overall consolidation analysis, changing the approach taken by companies in identifying which entities are VIEs and in determining which party is the primary beneficiary, and requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (i) has the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The amended guidance changes the consideration of kick-out rights in determining if an entity is a VIE, which may cause certain additional entities to now be considered VIEs. Additionally, the guidance requires an ongoing reconsideration of the primary beneficiary and provides a framework for the events that trigger a reassessment of whether an entity is a VIE. We adopted this amended guidance on January 1, 2010, which did not require consolidation of any additional VIEs, but we have disclosed the assets and liabilities related to a previously consolidated VIE, of which we are the primary beneficiary and which we consolidate, separately in our consolidated balance sheets for all periods presented. The adoption of this amended guidance did not have a material impact on our financial position and results of operations.
In connection with the adoption of the amended guidance on the consolidation of VIEs, we performed an analysis of all of our subsidiary entities, including our venture entities with other parties, to determine whether they qualify as VIEs and whether they should be consolidated or accounted for as equity investments in an unconsolidated venture. As a result of our quantitative and qualitative assessment to determine whether these entities are VIEs, we identified one entity that was deemed to be a VIE as the third-party tenant that leases property from the entity has the right to repurchase the property during the term of their lease at a fixed price.
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
Because we generally utilize non-recourse debt, our maximum exposure to the VIE is limited to the equity we have invested in the VIE. We have not provided financial or other support to the VIE, and there were no guarantees or other commitments from third parties that would affect the value of or risk related to our interest in the entity.
We have investments in tenant-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation.
CPA®:15 2010 10-K — 56

Notes to Consolidated Financial Statements
Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenant-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influences. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall to below zero for certain investments. We are obligated to fund future operating losses for these investments.
We have several interests in consolidated ventures that have noncontrolling interests with finite lives. As these are not considered to be mandatorily redeemable noncontrolling interests, we have reflected them as Noncontrolling interests in equity in the consolidated financial statements. The carrying value of these noncontrolling interests at December 31, 2010 and 2009 was $26.3 million and $31.8 million, respectively. The fair value of these noncontrolling interests at December 31, 2010 and 2009 was $22.6 million and $26.4 million, respectively.
Out-of-Period Adjustments
During the fourth quarter of 2010, we identified several errors in the consolidated financial statements for the years ended December 31, 2004 through 2009. As a result of these errors, net income was understated by $0.6 million, $0.4 million and $2.3 million during 2007, 2008 and 2009, respectively. These errors pertained to the misapplication of guidance for accounting for: a lease amendment transaction in an equity investment during 2007, certain foreign exchange gains and losses during 2007, 2008, 2009 and 2010, the impairments of two direct financing leases in 2009, and the allocation of purchase price of one of our properties in 2004. We concluded that these adjustments were not material to this or any of the prior period’s consolidated financial statements. As such, a cumulative correction was recorded in the statement of operations in the fourth quarter of 2010, rather than restating prior periods. This correction resulted in a net increase of $3.1 million to income from operations for the year ended December 31, 2010.
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
Reclassifications and Revisions
Certain prior year amounts have been reclassified to conform to the current year presentation. The consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.
CPA®:15 2010 10-K — 57

Notes to Consolidated Financial Statements
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
We record above-market and below-market lease values for owned properties based on the present value (using an interest rate reflecting the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the leases negotiated and in place at the time of acquisition of the properties and (ii) our estimate of fair market lease rates for the property or equivalent property, both of which are measured over a period equal to the estimated market lease term. We amortize the capitalized above-market lease value as a reduction of rental income over the estimated market lease term. We amortize the capitalized below-market lease value as an increase to rental income over the initial term and any fixed-rate renewal periods in the respective leases.
We allocate the total amount of other intangibles to in-place lease values and tenant relationship intangible values based on our evaluation of the specific characteristics of each tenant’s lease and our overall relationship with each tenant. The characteristics we consider in allocating these values include estimated market rent, the nature and extent of the existing relationship with the tenant, the expectation of lease renewals, estimated carrying costs of the property if vacant and estimated costs to execute a new lease, among other factors. We determine these values using our estimates or by relying in part upon third-party appraisals. We amortize the capitalized value of in-place lease intangibles to expense over the remaining initial term of each lease. We amortize the capitalized value of tenant relationships to expense over the initial and expected renewal terms of the lease. No amortization period for intangibles will exceed the remaining depreciable life of the building.
If a lease is terminated, we charge the unamortized portion of each intangible, including above-market and below-market lease values, in-place lease values and tenant relationship values, to expense.
Cash and Cash Equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Items classified as cash equivalents include commercial paper and money-market funds. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Marketable Securities
Marketable securities, which consist of an interest in collateralized mortgage obligations (Note 8) and equity securities, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of OCI until realized.
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
Deferred Acquisition Fees Payable to Affiliate
Fees payable to the advisor for structuring and negotiating investments and related mortgage financing on our behalf are included in Due to affiliates. A portion of these fees is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased. Payment of such fees is subject to the performance criterion (Note 3).
CPA®:15 2010 10-K — 58

Notes to Consolidated Financial Statements
Treasury Stock
Treasury stock is recorded at cost.
Real Estate Leased to Others
We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2010, 2009 and 2008, although we are legally obligated for payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $30.0 million, $28.3 million and $28.9 million, respectively.
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
Direct financing leases — We record leases accounted for under the direct financing method at their net investment (Note 5). We defer and amortize unearned income to income over the lease term so as to produce a constant periodic rate of return on our net investment in the lease.
On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (16 lessees represented 67% of lease revenues during 2010), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.
Acquisition Costs
In accordance with the FASB’s revised guidance for business combinations, which we adopted on January 1, 2009, we immediately expense all acquisition costs and fees associated with transactions deemed to be business combinations, but we capitalize these costs for transactions deemed to be acquisitions of an asset. To the extent we make investments for our owned portfolio that are deemed to be business combinations, our results of operations will be negatively impacted by the immediate expensing of acquisition costs and fees incurred in accordance with the revised guidance, whereas in the past such costs and fees would generally have been capitalized and allocated to the cost basis of the acquisition. Subsequent to the acquisition, there will be a positive impact on our results of operations through a reduction in depreciation expense over the estimated life of the properties. Historically, we have not acquired investments that would be deemed business combinations under the revised guidance.
Depreciation
We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties or improvements, which range from 2 to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.
CPA®:15 2010 10-K — 59

Notes to Consolidated Financial Statements
Impairments
On a quarterly basis, we assess whether there are any indicators that the value of our long-lived assets may be impaired or that their carrying value may not be recoverable. These impairment indicators include, but are not limited to, the vacancy of a property that is not subject to a lease; a lease default by a tenant that is experiencing financial difficulty; the termination of a lease by a tenant or the rejection of a lease in a bankruptcy proceeding. We may incur impairment charges on long-lived assets, including real estate, direct financing leases, assets held for sale and equity investments in real estate. We may also incur impairment charges on marketable securities. Our policies for evaluating whether these assets are impaired are presented below.
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
Direct Financing Leases
We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in projected long-term market conditions even though the obligations of the lessee are being met.
Assets Held for Sale
We classify real estate assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. When we classify an asset as held for sale, we calculate its estimated fair value as the expected sale price, less expected selling costs. We then compare the asset’s estimated fair value to its carrying value, and if the estimated fair value is less than the property’s carrying value, we reduce the carrying value to the estimated fair value. We will continue to review the property for subsequent changes in the estimated fair value and may recognize an additional impairment charge if warranted.
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
Marketable Securities
We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. Beginning in 2009, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in OCI. Prior to 2009, all portions of other-than-temporary impairments were recorded in earnings.
CPA®:15 2010 10-K — 60

Notes to Consolidated Financial Statements
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
If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used or (ii) the estimated fair value at the date of the subsequent decision not to sell.
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
Foreign Currency Translation
We have interests in real estate investments in the European Union for which the functional currencies are the Euro and the British Pound Sterling. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from such translation as a component of OCI in equity. At December 31, 2010 and 2009, the cumulative foreign currency translation adjustment (loss) gain was ($2.7) million and $8.4 million, respectively.
Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in determining net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) inter-company foreign currency transactions that are of a long-term nature (that is, settlement is not planned or anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of OCI in equity. International equity investments in real estate were funded in part through subordinated intercompany debt.
Foreign currency intercompany transactions that are scheduled for settlement, consisting primarily of accrued interest and the translation to the reporting currency of subordinated intercompany debt with scheduled principal payments, are included in the determination of net income. We recognized unrealized gains from such transactions of $0.6 million, unrealized gains of $1.0 million and unrealized losses of $5.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, we recognized realized losses of $0.9 million, less than $0.1 million and realized gains of $6.4 million, respectively, on foreign currency transactions in connection with the transfer of cash from foreign operations of subsidiaries to the parent company.
Derivative Instruments
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
CPA®:15 2010 10-K — 61

Notes to Consolidated Financial Statements
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to maintain our qualification as a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the consolidated financial statements with respect to these operations. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.
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
Earnings (Loss) Per Share
We have a simple equity capital structure with only common stock outstanding. As a result, earnings (loss) per share, as presented, represents both basic and dilutive per share amounts for all periods presented in the consolidated financial statements.
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
Asset Management and Performance Fees
We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 6% per annum. The asset management and performance fees are payable in cash or restricted shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in restricted shares, the number of restricted shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors. For 2010, 2009 and 2008, the advisor elected to receive its asset management fees in cash. For 2010 and 2009, the advisor elected to receive 80% of its performance fees from us in restricted shares, with the remaining 20% payable in cash. For 2008, the advisor elected to receive its performance fees in restricted shares. We incurred base asset management fees of $13.8 million, $14.4 million and $15.9 million in 2010, 2009 and 2008, respectively, with performance fees in like amounts, both of which are included in Property expenses in the consolidated financial statements. At December 31, 2010, the advisor owned 9,163,550 shares (7.1%) of our common stock.
Transaction Fees
We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfaction of the 6% performance criterion. Interest on unpaid installments is 6% per year. We did not incur any current or deferred acquisition fees during 2010. During 2009 and 2008, we incurred current acquisition fees of $0.1 million and $0.5 million, respectively, and deferred acquisition fees of $0.1 million and $0.4 million, respectively. Unpaid installments of deferred acquisition fees totaled $3.7 million and $7.2 million at December 31, 2010 and 2009, respectively, and are included in Due to affiliates in the consolidated financial statements. We paid annual deferred acquisition fee installments of $3.5 million, $6.9 million and $8.4 million in cash to the advisor in January 2010, 2009 and 2008, respectively. We also pay the advisor mortgage refinancing fees, which totaled $0.1 million, $0.1 million and $0.3 million in 2010 and 2009 and 2008, respectively.
CPA®:15 2010 10-K — 62

Notes to Consolidated Financial Statements
We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event. Subordinated disposition fees totaled $7.2 million and $6.2 million at December 31, 2010 and 2009, respectively.
Other Expenses
We reimburse the advisor for various expenses it incurs in the course of providing services to us. We reimburse certain third-party expenses paid by the advisor on our behalf including property-specific costs, professional fees, office expenses and business development expenses. In addition, we reimburse the advisor for the allocated costs of personnel and overhead in providing management of our day-to-day operations, including accounting services, shareholder services, corporate management, and property management and operations. We do not reimburse the advisor for the cost of personnel if these personnel provide services for transactions for which the advisor receives a transaction fee, such as acquisitions, dispositions and refinancings. We incurred personnel reimbursements of $3.4 million, $3.1 million and $3.3 million during 2010, 2009 and 2008, respectively, which are included in General and administrative expenses in the consolidated financial statements.
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
Joint Ventures and Other Transactions with Affiliates
Together with certain affiliates, we participate in an entity that leases office space used for the administration of real estate entities. This entity does not have any significant assets, liabilities or operations other than its interest in the office lease. Under the terms of an office cost-sharing agreement among the participants in this entity, rental, occupancy and leasehold improvement costs are allocated among the participants based on gross revenues and are adjusted quarterly. Our share of expenses incurred was $0.8 million, $0.8 million and $0.9 million during 2010, 2009 and 2008, respectively. Based on gross revenues through December 31, 2010, our current share of future annual minimum lease payments under this agreement would be $0.7 million annually through 2016.
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
CPA®:15 2010 10-K — 63

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others under operating leases, is summarized as follows (in thousands):

	December 31,
	2010	2009
Land	$461,495	$521,308
Building	1,629,885	1,746,151
Less: Accumulated depreciation	(298,531)	(281,854)

	$1,792,849	$1,985,605

We did not acquire any real estate assets during 2010. Assets disposed of during the current year period are discussed in Note 17. Additionally, during the third quarter of 2010, we deconsolidated a venture and recorded it under the equity method of accounting as a tenancy-in-common, which resulted in a decrease of $58.7 million. The U.S. dollar strengthened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at December 31, 2010 decreased by 8% to $1.3253 from $1.4333 at December 31, 2009. The impact of this strengthening was a $52.1 million decrease in net investments in properties at December 31, 2010 compared to December 31, 2009.
See Note 11 for a discussion of impairment charges incurred during 2010, 2009 and 2008, respectively.
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based increases under non-cancelable operating leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$220,076
2012	215,120
2013	215,386
2014	207,757
2015	186,437
Thereafter through 2037	1,197,910
There was no percentage rent revenue for operating leases in 2010, 2009 and 2008.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolio consists of direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
CPA®:15 2010 10-K — 64

Notes to Consolidated Financial Statements
Net Investment in Direct Financing Leases
Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2010	2009
Minimum lease payments receivable	$493,788	$595,936
Unguaranteed residual value	248,320	286,478

	742,108	882,414
Less: unearned income	(418,942)	(509,778)

	$323,166	$372,636

Dispositions of Net Investments in Direct Financing Leases
2010 — In December 2010, we sold our net investment in three direct financing leases for a total price of $35.2 million, net of selling costs, and recognized a net gain on the sales of $15.6 million. In July 2010, we repaid the non-recourse mortgage loans encumbering two of these properties, which had an outstanding balance of $9.4 million. The remaining property was encumbered by non-recourse mortgage debt of $4.0 million, which was paid off at closing. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
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
In addition, during 2009, we sold two properties that were accounted for as net investments in direct financing leases to third parties for $4.4 million, net of selling costs, and recognized a net loss of less than $0.1 million on the sales, excluding impairment charges totaling $1.5 million recognized during 2009 (Note 11).
During the years ended December 31, 2010, 2009 and 2008, in connection with our annual reviews of our estimated residual values of our properties, we recorded impairment charges related to several direct financing leases totaling $13.7 million, $27.0 million and $1.3 million, respectively. Impairment charges relate primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (see Note 11). At December 31, 2010 and 2009, Other assets, net included $1.4 million and $1.0 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
CPA®:15 2010 10-K — 65

Notes to Consolidated Financial Statements
Scheduled Future Minimum Rents
Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$34,576
2012	34,608
2013	32,761
2014	32,484
2015	32,489
Thereafter through 2033	326,870
Percentage rent revenue for direct financing leases was $1.3 million, $0.4 million and $0.4 million during 2010, 2009 and 2008, respectively.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2010.
A summary of our finance receivables by internal credit quality rating at December 31, 2010 is as follows (in thousands):

		Net Investment in
Internal Credit		Direct Financing
Quality Indicator	Number of Tenants	Leases
1	2	$36,605
2	8	58,653
3	5	214,908
4	3	13,000
5	0	—

		$323,166

Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
CPA®:15 2010 10-K — 66

Notes to Consolidated Financial Statements
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest at	Carrying Value at December 31,
Lessee	December 31, 2010	2010	2009
Marriott International, Inc.	47%	$65,081	$66,813
Schuler A.G. (a) (b)	34%	42,365	46,031
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	16,104	18,306
Advanced Micro Devices (c)	33%	15,296	—
Hologic, Inc.	64%	8,391	8,424
PETsMART, Inc.	30%	8,241	8,689
The Upper Deck Company (d)	50%	6,656	11,527
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	6,214	5,825
The Talaria Company (Hinckley) (e)	30%	5,568	7,809
Del Monte Corporation	50%	5,481	6,343
Builders FirstSource, Inc.	40%	1,568	1,592
SaarOTEC (formerly Görtz & Schiele GmbH & Co.) and Goertz & Schiele Corp. (a) (f)	50%	35	412

		$181,000	$181,771

(a)	The carrying value of the investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $1.5 million to reduce the carrying value of this venture to its estimated fair value (Note 11).

(c)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting. We recognized a gain of $11.5 million in connection with this deconsolidation.

(d)	During the third quarter of 2010, we recognized an other-than-temporary impairment charge of $4.8 million to reduce the carrying value of this venture to its estimated fair value (Note 11).

(e)	During the first quarter of 2010, we recognized an other-than-temporary impairment charge of $0.6 million in connection with a potential sale of this property (Note 11). Additionally, during the third quarter of 2010, we recognized a reduction in equity income of $2.5 million from this venture representing our portion of an impairment charge of $8.0 million recognized on the property.

(f)	Görtz & Schiele GmbH & Co. filed for bankruptcy in November 2008 and Goertz & Schiele Corp. filed for bankruptcy in September 2009. In January 2010, Goertz & Schiele Corp. terminated its lease in its bankruptcy proceedings and following possession by the receiver during January 2010, the subsidiary was deconsolidated during the first quarter of 2010. In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent. During the third quarter of 2010, we recorded an other-than-temporary impairment charge of $0.2 million to reduce the carrying value of this venture to its estimated fair value (Note 11).
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
CPA®:15 2010 10-K — 67

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	December 31,
	2010	2009
Assets	$979,051	$1,283,688
Liabilities	(606,385)	(601,457)

Partners’ and members’ equity	$372,666	$682,231

	Years ended December 31,
	2010	2009	2008
Revenue	$115,246	$118,713	$116,064
Expenses	(53,385)	(59,002)	(56,847)
Impairment charges (a)	(8,238)	(34,157)	—

Net income	$53,623	$25,554	$59,217

(a)	Represents impairment charges incurred by several ventures to reduce the carrying values of net investments in properties to their estimated fair values and to reflect declines in the estimated residual values of net investments in direct financing leases. See Note 11 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate during 2010 and 2009. Other-than-temporary impairment charges on equity investments in real estate are calculated using a different method than impairment charges related to net investments in properties and net investments in direct financing leases. See Impairments in Note 2 for an explanation of each method.
We recognized income from these equity investments in real estate of $7.9 million, $4.0 million and $12.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to purchase accounting and other-than-temporary impairment charges.
Note 7. Intangibles
In connection with our acquisition of properties, we have recorded net lease intangibles of $271.2 million, which are being amortized over periods ranging from 8 to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements.
CPA®:15 2010 10-K — 68

Notes to Consolidated Financial Statements
Intangibles are summarized as follows (in thousands):

	December 31,
	2010	2009
Lease intangibles
In-place lease	$179,191	$192,735
Tenant relationship	30,305	32,801
Above-market rent	77,336	100,600
Less: accumulated amortization	(123,222)	(114,402)

	$163,610	$211,734

Below-market rent	$(15,609)	$(19,793)
Less: accumulated amortization	3,255	3,803

	$(12,354)	$(15,990)

Net amortization of intangibles, including the effect of foreign currency translation, was $22.5 million, $22.6 million and $23.1 million for 2010, 2009 and 2008, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Based on the intangibles recorded at December 31, 2010, scheduled annual net amortization of intangibles for each of the next five years is expected to be $19.2 million in 2011, $18.8 million in 2012, $18.6 million in 2013, $18.1 million in 2014 and $15.2 million in 2015.
Note 8. Interest in Mortgage Loan Securitization
We account for our subordinated interest in the CCMT mortgage securitization as an available-for-sale security, which is measured at fair value with all gains and losses from changes in fair value reported as a component of OCI as part of equity. The following table sets forth certain information regarding our interest in CCMT (in thousands):

	Fair Value at December 31,
Certificate Class	2010	2009
Class IO	$203	$640
Class E	10,236	9,090

	$10,439	$9,730

	Years ended December 31,
	2010	2009
Aggregate unrealized gain (loss)	$413	$(345)

Cumulative net amortization	$1,973	$1,924

We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT. One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at December 31, 2010 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	December 31, 2010	change	change
Fair value of our interest in CCMT	$10,439	$10,285	$10,132
The above sensitivity analysis is hypothetical, and changes in fair value, based on a 1% or 2% variation, should not be extrapolated because the relationship of the change in assumption to the change in fair value may not always be linear.
CPA®:15 2010 10-K — 69

Notes to Consolidated Financial Statements
Note 9. Fair Value Measurements
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
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds— Our money market funds consisted of government securities and treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. Our derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
Other Securities and Derivative Assets — Our other securities are comprised of our interest in a commercial mortgage loan securitization and our investments in equity units in Rave Reviews Cinemas. Our derivative assets consisted of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and 2009 (in thousands):

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$51,229	$51,229	$—	$—
Other securities	10,513	—	—	10,513
Derivative assets	1,960	—	—	1,960

	$63,702	$51,229	$—	$12,473

Liabilities:
Derivative liabilities	$(10,378)	$—	$(10,378)	$—

CPA®:15 2010 10-K — 70

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$36,652	$36,652	$—	$—
Other securities	9,865	—	—	9,865
Derivative assets	2,380	—	580	1,800

	$48,897	$36,652	$580	$11,665

Liabilities:
Derivative liabilities	$(8,396)	$—	$(8,396)	$—

Assets and liabilities presented above exclude assets and liabilities owned by unconsolidated ventures.

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3 only)
	Year ended December 31, 2010			Year ended December 31, 2009
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$9,865	$1,800	$11,665	$9,188	$1,300	$10,488
Total gains or losses (realized and unrealized):
Included in earnings	(60)	160	100	43	511	554
Included in other comprehensive income	758	—	758	925	—	925
Amortization and accretion	(50)		(50)	(291)		(291)
Settlements	—	—	—	—	(11)	(11)

Ending balance	$10,513	$1,960	$12,473	$9,865	$1,800	$11,665

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(60)	$160	$100	$43	$500	$543

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2010 and 2009. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,494,600	$1,479,740	$1,678,929	$1,616,587
We determine the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimate that our other financial assets and liabilities (excluding net investment in direct financing leases) had fair values that approximated their carrying values at both December 31, 2010 and 2009.
CPA®:15 2010 10-K — 71

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the years ended December 31, 2010, 2009 and 2008 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our nonfinancial assets that were measured on a fair value basis for the years ended December 31, 2010, 2009 and 2008, respectively. For additional information regarding these impairment charges, refer to Note 11 for impairment charges from continuing operations and Note 17 for impairment changes from discontinued operations. All of the impairment charges were measured using unobservable inputs (Level 3) (in thousands):

	Year ended December 31, 2010		Year ended December 31, 2009		Year ended December 31, 2008
	Total Fair	Total	Total Fair	Total	Total Fair	Total
	Value	Impairment	Value	Impairment	Value	Impairment
	Measurements	Charges	Measurements	Charges	Measurements	Charges
Impairment Charges From Continuing Operations:
Net investments in properties	$20,041	$3,992	$57,814	$21,512	$—	$—
Net investments in direct financing leases	28,489	13,708	56,587	27,001	75,377	1,330
Equity investments in real estate	60,206	7,150	16,685	10,284	15,544	1,310
Intangible assets	529	152	2,287	33	—	—

	$109,265	$25,002	$133,373	$58,830	$90,921	$2,640

Impairment Charges From Discontinued Operations:
Net investments in properties	$739	$324	$7,799	$7,799	$33,555	$39,411
Intangible assets	—	—	888	70	—	—
Intangible liabilities	—	—	(901)	(71)	—	—

	$739	$324	$7,786	$7,798	$33,555	$39,411

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
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and, to a lesser extent, the British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
CPA®:15 2010 10-K — 72

Notes to Consolidated Financial Statements
Use of Derivative Financial Instruments
When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates. We have not entered, and do not plan to enter into, financial instruments for trading or speculative purposes. In addition to derivative instruments that we enter into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in OCI until the hedged item is recognized in earnings. For cash flow hedges, the ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
The following table sets forth certain information regarding our derivative instruments at December 31, 2010 and 2009 (in thousands):

Derivatives designated as	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
hedging instruments	Location	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Interest rate cap	Other assets, net	$—	$1	$—	$—
Interest rate swaps	Other assets, net	—	579	—	—
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	—	—	(10,378)	(8,396)

		—	580	(10,378)	(8,396)

Derivatives not designated as hedging instruments
Stock warrants	Other assets, net	1,960	1,800	—	—

Total derivatives		$1,960	$2,380	$(10,378)	$(8,396)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	OCI on Derivative (Effective Portion)
	Years ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009	2008
Interest rate cap	$(27)	$(4)	$(38)
Interest rate swaps (a) (b)	2,868	(1,859)	(15,138)

Total	$2,841	$(1,863)	$(15,176)

CPA®:15 2010 10-K — 73

Notes to Consolidated Financial Statements

		Amount of Gain (Loss) Recognized in Income on Derivatives
		(Ineffective Portion and Amount Excluded
		from Effectiveness Testing)
Derivatives in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2010	2009	2008
Interest rate swap (c) (d)	Other income and (expenses)	$—	$1,384	$1,076
Interest rate swap (e)	Interest expense	—	(1,149)	—
Interest rate cap	Interest expense	—	8	—

Total		$—	$243	$1,076

(a)	For the years ended December 31, 2010, 2009 and 2008, unrealized gains of $1.0 million and $0.6 million, and unrealized losses of $3.3 million, respectively, were attributable to noncontrolling interests.

(b)	In December 2010, in connection with the sale of a property and the payoff of the existing debt, we terminated an interest rate swap and incurred a breakage cost of $0.3 million.

(c)	In October 2009, we turned over five properties formerly leased to Shires Limited to the lender in exchange for the lender’s agreement to relieve of us of all obligations under the related non-recourse mortgage loan (Note 11). In connection with this transaction, we wrote off an interest rate swap related to the debt and recognized a gain of $1.4 million.

(d)	In April 2008, we unwound an interest rate swap with a notional value of $31.6 million as of the date of termination, inclusive of noncontrolling interest of $7.9 million, and obtained a new interest rate swap with a notional value of $26.5 million at that date, inclusive of noncontrolling interest of $6.6 million. In connection with the interest rate swap termination, we received a settlement payment of $1.1 million and recognized a realized gain of $1.1 million, both of which are inclusive of noncontrolling interest of $0.3 million.

(e)	During 2009, we determined that an interest rate swap was no longer effective as a result of the tenant’s bankruptcy proceedings and our suspension of debt service payments in July 2009. As a result, we wrote off the ineffective portion of this derivative.
For the years ended December 31, 2010, 2009 and 2008, no gains or losses were reclassified from OCI into income related to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not in Cash Flow	Location of Gain (Loss)	Years ended December 31,
Hedging Relationships	Recognized in Income	2010	2009	2008
Stock warrants	Other income and (expenses)	$160	$511	$7
See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated ventures, which are excluded from the tables above.
Interest Rate Swaps and Caps
We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. Our objective in using these derivatives is to limit our exposure to interest rate movements.
CPA®:15 2010 10-K — 74

Notes to Consolidated Financial Statements
The interest rate swap derivative instruments that we had outstanding at December 31, 2010 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration	Fair Value at
	Type	Amount	Interest Rate (a)	Date	Date	December 31, 2010
3-Month Euribor (b,c)	“Pay-fixed” swap	$131,543	5.6%	7/2006	7/2016	$(8,703)
3-Month Euribor (b,c)	“Pay-fixed” swap	10,309	5.0%	4/2007	7/2016	(682)
3-Month Euribor (b,c)	“Pay-fixed” swap	13,504	5.6%	4/2008	10/2015	(894)
1-Month LIBOR	“Pay-fixed” swap	3,305	6.5%	8/2009	9/2012	(99)

						$(10,378)

(a)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(b)	Amounts are based upon the applicable exchange rate at December 31, 2010, where applicable.

(c)	Amounts include, on a combined basis, noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $38.8 million and $2.6 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Embedded Credit Derivatives
We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at December 31, 2010 and 2009 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of less than $0.1 million and $1.0 million, respectively. For 2010 and 2009, these derivatives generated total unrealized losses of $0.8 million and $1.1 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At December 31, 2010, we estimate that an additional $4.2 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $1.0 million.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2010, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $10.4 million at December 31, 2010, which includes accrued interest but excludes any adjustment for nonperformance risk. If we had breached any of these provisions at December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $12.3 million, inclusive of amounts attributable to noncontrolling interests totaling $3.1 million.
CPA®:15 2010 10-K — 75

Notes to Consolidated Financial Statements
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10% of current annualized contractual minimum base rent in certain areas, as described below. The percentages in the paragraph below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
At December 31, 2010, our directly-owned real estate properties were located in the U.S. (65%), with Texas (7%) representing the most significant domestic concentration, and in Europe (35%), with France (14%) representing the most significant international concentration based on percentage of our annualized contractual minimum base rent for the fourth quarter of 2010. In addition, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 13% of annualized contractual minimum base rent for the fourth quarter of 2010, inclusive of noncontrolling interest. At December 31, 2010, our directly-owned real estate properties contained significant concentrations in the following asset types: office (25%), warehouse/distribution (17%), retail (16%), industrial (15%), and self-storage (13%); and in the following tenant industries: retail trade (23%).
Note 11. Impairment Charges
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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Net investments in properties (a)	$4,144	$21,545	$—
Net investment in direct financing lease	13,708	27,001	1,330

Total impairment charges included in expenses	17,852	48,546	1,330
Equity investments in real estate (b)	7,150	10,284	1,310

Total impairment charges included in income from continuing operations	25,002	58,830	2,640
Impairment charges included in discontinued operations (c)	324	7,799	39,411

Total impairment charges	$25,326	$66,629	$42,051

(a)	Includes impairment charges recognized on intangible assets related to net investments in properties (Note 9). Inclusive of amounts attributable to noncontrolling interests totaling $1.5 million and $4.4 million for 2010 and 2009, respectively.

(b)	Impairment charges on our equity investments are included in Income from equity investments in real estate in our consolidated statements of operations.

(c)	For 2008, inclusive of amounts attributable to noncontrolling interests of $7.6 million.
Impairment charges recognized during 2010 were as follows:
Thales S.A.
During 2010 and 2009, we recognized impairment charges of $4.1 million and $0.8 million, respectively, inclusive of amounts attributable to noncontrolling interests of $1.5 million and $0.3 million, respectively, on a French property leased to Thales S.A. to reduce its carrying value to its estimated fair value, which reflected the appraised value. At December 31, 2010 and 2009, this property was classified as Net investments in properties in the consolidated financial statements.
CPA®:15 2010 10-K — 76

Notes to Consolidated Financial Statements
Best Buy Stores, L. P.
We perform an annual valuation of our assets, relying in part upon third-party appraisals. In connection with this valuation, during 2010, we recognized an impairment charge of $15.2 million on a net investment in direct financing leases as a result of the declines in the current estimate of the residual value of the properties leased to Best Buy Stores, L. P.
The Upper Deck Company
During 2010 and 2009, we recognized other-than-temporary impairment charges of $4.8 million and $0.7 million, respectively, to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. At December 31, 2010 and 2009, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Schuler A.G.
During 2010, we recognized an other-than-temporary impairment charge of $1.5 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. At December 31, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
The Talaria Company (Hinckley)
During 2010, we recognized an other-than-temporary impairment charge of $0.6 million to reduce the carrying value of the venture to its estimated fair value based on a potential sale of the property as a result of tenant financial difficulties. At December 31, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.
During 2010, 2009 and 2008, we recognized other-than-temporary impairment charges of $0.2 million, $5.8 million and $0.4 million, respectively, to reflect declines in the estimated fair value of two ventures’ underlying net assets in comparison with the carrying values of our interest in the ventures. The ventures lease properties in Germany to Görtz & Schiele GmbH & Co. and in the U.S. to Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants ceased making rent payments during the second quarter of 2009, and as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
Childtime Childcare, Inc.
During 2010, we recognized an impairment charge of $0.3 million on a property leased to Childtime Childcare, Inc. to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. At December 31, 2010, this property was classified as Assets held for sale in the consolidated financial statements. We completed the sale of this property in March 2011. The results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
Other
In connection with our annual valuation of real estate assets, during 2010, we recognized impairment charges totaling $0.6 million on two net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties. In addition, in the fourth quarter of 2010, we recorded an out-of-period adjustment of $2.1 million as a result of an error pertaining to the misapplication of guidance for accounting for the impairments of two direct financing leases in 2009 (Note 2).
CPA®:15 2010 10-K — 77

Notes to Consolidated Financial Statements
In addition to the impairment charges of $5.8 million, $0.8 million and $0.7 million described above in Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., Thales S.A. and The Upper Deck Company, respectively, impairment charges recognized during 2009 were as follows:
Lindenmaier A.G.
During 2009 and 2008, we recognized impairment charges of $12.3 million and less than $0.1 million, respectively, related to two German properties where the tenant, Lindenmaier A.G., filed for bankruptcy in April 2009. These balances are inclusive of amounts attributable to noncontrolling interests of $4.1 million and less than $0.1 million, respectively. In July 2009, we entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income than the original lease through February 2010, when it converted to a month-to-month agreement. In April 2010, a new lease was signed with a new tenant for one of the properties and in August 2010, the remaining property was leased to a separate new tenant for substantially the same lower rental income. We calculated the estimated fair value of these properties based on a discounted cash flow analysis. During 2009, these properties were reclassified from Net investment in direct financing lease to Net investments in properties in the consolidated financial statements.
Advanced Accessory Systems LLC
During 2009, we recognized an impairment charge of $8.4 million on a domestic property formerly leased to Advanced Accessory Systems, LLC to reduce its carrying value of $11.3 million to its estimated fair value of $2.9 million. We calculated the estimated fair value of this property based on management’s consideration of cash flow projections and data provided by external brokers. Advanced Accessory Systems entered into liquidation proceedings and vacated the property during the first half of 2009. The lender of the non-recourse mortgage debt related to this property held escrow deposits previously funded by Advanced Accessory Systems, including a security deposit, that were being used to fund debt service payments. In May 2010, the escrow deposits were fully exhausted and debt service payments on the related mortgage debt were suspended. In February 2011, the court appointed a receiver on the property, and as a result the subsidiary that holds the property was deconsolidated as we no longer have control over the activities that most significantly impact the economic performance of this subsidiary following possession of the property by the receiver. We expect to recognize a gain on the deconsolidation of this subsidiary. At December 31, 2009, this property was classified as Net investment in properties in the consolidated financial statements.
Shires Limited
During 2009 and 2008, we recognized impairment charges of $19.6 million and $0.7 million, respectively, to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values. In April 2009, Shires Limited filed for bankruptcy and subsequently vacated four of the six properties it leased from us in the United Kingdom and Ireland. As a result, beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan and used proceeds of $3.6 million drawn from a letter of credit provided by Shires Limited to prepay a portion of the mortgage loan. In September 2009, we sold one of the properties to a third party for $1.0 million and recognized a loss on the sale of $2.1 million. In October 2009, we turned over the remaining five properties to the lender in exchange for the lenders’ agreement to relieve us of all obligations under the related mortgage loan. These five properties and related mortgage loan had carrying values of $13.7 million and $13.4 million, respectively, at the date of disposition. In connection with the disposition of these properties, we recognized gains on the disposition of real estate and extinguishment of debt of $1.1 million and $1.0 million, respectively, in 2009, which are included in Other income and (expenses) in the consolidated financial statements. Prior to their disposition, substantially all of these properties were classified as Net investments in direct financing leases in the consolidated financial statements.
Wagon Automotive GmbH and Wagon Automotive Nagold GmbH
During 2009, we recognized other-than-temporary impairment charges of $3.8 million to reduce the carrying value of a venture to the estimated fair value of its underlying net assets. The venture leases properties in Germany to Waldaschaff Automotive GmbH (the successor entity to Wagon Automotive GmbH) and Wagon Automotive Nagold GmbH. Wagon Automotive GmbH terminated its lease in bankruptcy proceedings effective May 2009 and Waldaschaff Automotive GmbH began paying rent to us at a significantly reduced rate. Subsequently, in April 2010, Waldaschaff Automotive GmbH executed a temporary lease under which monthly rent is unchanged. These ventures are classified as Equity investments in real estate in the consolidated financial statements.
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
CPA®:15 2010 10-K — 78

Notes to Consolidated Financial Statements
Garden Ridge Corporation
During 2009, we recognized an impairment charge of $0.5 million on a property leased to Garden Ridge Corporation to reduce its carrying value to its estimated fair value, which reflected the proposed selling price. In March 2010, this property was sold to a third party for $6.4 million. The results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
Other
We perform an annual valuation of our assets, relying in part upon third-party appraisals. In connection with this valuation, during 2009, we recognized impairment charges totaling $5.9 million on several net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties. In addition, we recognized impairment charges totaling $1.5 million on two domestic properties to reduce their carrying values to the estimated sale prices. These two properties, which were classified as Net investments in direct financing leases in the consolidated financial statements, were sold during the fourth quarter of 2009 for aggregate sales proceeds of $4.4 million, net of selling costs. We recognized an aggregate net loss of less than $0.1 million in connection with the sale of these properties, which is included in Other income and (expenses) in the consolidated financial statements.
In addition to the other-than-temporary impairment charges of $0.7 million, less than $0.1 million and $0.4 million described above in Shires Limited, Lindenmaier A.G. and Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp., respectively, impairment charges recognized during 2008 were as follows:
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
Other
During 2008, we recognized impairment charges totaling $0.6 million on three properties accounted for as net investments in direct financing leases in connection with other-than-temporary declines in the estimated fair value of the properties’ residual values, as determined by us relying in part upon annual third-party valuation of our real estate. We also recognized other-than-temporary impairment charges of $0.9 million related to an equity investment in real estate to reduce its carrying value to the estimated fair value of the venture’s underlying net assets.
Note 12. Non-recourse Debt
Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property and direct financing leases with an aggregate carrying value of $2.1 billion at December 31, 2010. Our mortgage notes payable bore interest at fixed annual rates ranging from 4.3% to 10.0% and variable annual rates ranging from 5.1% to 7.6%, with maturity dates ranging from 2011 to 2026 at December 31, 2010.
CPA®:15 2010 10-K — 79

Notes to Consolidated Financial Statements
Scheduled debt principal payments during each of the next five years following December 31, 2010 and thereafter are as follows (in thousands):

Years ending December 31,	Total Debt
2011	$101,296
2012	147,526
2013	145,401
2014	369,873
2015	189,624
Thereafter through 2026	540,880

Total	$1,494,600

Financing Activity
2010 — We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $9.3 million at a weighted average annual interest rate and term of 6.5% and 6.5 years, respectively. In addition, an unconsolidated venture in which we and an affiliate hold a 33% and 67% ownership interest, respectively, refinanced its existing non-recourse mortgage loan with new non-recourse financing of $57.5 million at a fixed annual interest rate and term of 5.8% and 8.3 years, respectively.
2009 — We refinanced maturing non-recourse mortgage loans of $34.1 million with new non-recourse financing of $37.0 million at a weighted average annual interest rate and term of 6.3% and 7.9 years, respectively. In addition, we obtained additional non-recourse mortgage financing of $3.3 million in connection with a build-to-suit project at a fixed annual interest rate and term of 4.6% and 5.5 years, respectively.
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
Note 15. Equity
Distributions
Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years ended December 31,
	2010	2009	2008
Ordinary income	$0.43	$0.34	$0.58
Capital gains	0.17	—	—
Return of capital	0.12	0.38	0.11

	$0.72	$0.72	$0.69

We declared a quarterly distribution of $0.1816 per share in December 2010, which was paid in January 2011 to shareholders of record at December 31, 2010.
CPA®:15 2010 10-K — 80

Notes to Consolidated Financial Statements
Accumulated Other Comprehensive (Loss) Income
The following table presents accumulated other comprehensive (loss) income reflected in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2010	2009
Unrealized gain (loss) on marketable securities	$432	$(344)
Unrealized loss on derivative instruments	(7,793)	(5,885)
Foreign currency translation adjustment	(2,738)	8,430

Accumulated other comprehensive (loss) income	$(10,099)	$2,201

Note 16. Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our shareholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	December 31,
	2010	2009
Balance at January 1,	$357	$557
Additions based on tax positions related to the current year	13	17
Reductions for tax positions of prior years	(78)	(3)
Reductions for expiration of statute of limitations	(45)	(214)

Balance at December 31,	$247	$357

At December 31, 2010, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2010 and 2009, we had less than $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006-2010 remain open to examination by the major taxing jurisdictions to which we are subject.
As of December 31, 2010, we had net operating losses (“NOLs”) in foreign jurisdictions of approximately $48.8 million, translating to a deferred tax asset before valuation allowance of $11.7 million. Our NOLs begin expiring in 2011 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2010, $11.7 million of deferred tax assets related to losses in foreign jurisdictions do not satisfy the recognition criteria set forth in accounting guidance for income taxes. Accordingly, a valuation allowance has been recorded for this amount.
Note 17. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied if selling the property yields the highest value. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.
CPA®:15 2010 10-K — 81

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenues	$4,147	$5,830	$18,524
Expenses	(3,298)	(2,610)	(13,766)
Gain (loss) on sale of real estate, net	17,409	12,406	(67)
Loss on extinguishment of debt	—	(1,498)	—
Impairment charges	(324)	(7,799)	(39,411)

Income (loss) from discontinued operations	$17,934	$6,329	$(34,720)

2010 — In December 2010, we sold a domestic property for a total price of $46.4 million, net of selling costs, and recognized a net gain on the sale of $17.6 million. In connection with the sale, we used a portion of the sales proceeds to prepay the existing non-recourse mortgage debt of $20.5 million and incurred a breakage cost of $0.3 million as a result of terminating the related interest rate swap. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.
In addition, during 2010, we entered into an agreement to sell a property leased to Childtime Childcare, Inc. for approximately $0.8 million. In connection with the planned sale, we recognized an impairment charge of $0.3 million to reduce the carrying value of the property to its estimated fair value, which reflected the contracted selling price. We completed the sale of this property in February 2011. At December 31, 2010, this property was classified as Assets held for sale on our consolidated balance sheet.
In March 2010, we sold a domestic property leased to Garden Ridge Corporation for $6.2 million, net of selling costs, and recognized a loss on the sale of $0.2 million, excluding impairment charge of $0.5 million recognized in 2009. Prior to this sale, we repaid the non-recourse mortgage loan encumbering the property, which had an outstanding balance of $5.8 million.
2009 — In July 2009, a venture that owned a portfolio of five properties in France leased to Thales S.A. and in which we and an affiliate have 65% and 35% interests, respectively, and which we consolidate, sold four properties back to Thales for $46.6 million and recognized a gain on sale of $11.3 million, inclusive of the impact of impairment charges recognized during 2008 totaling $35.4 million. As required by the lender, we used the sales proceeds to repay a portion of the existing non-recourse mortgage loan on these properties, which had an outstanding balance of $74.7 million as of the date of sale. The remaining loan balance of $28.1 million is collateralized by the unsold fifth property. In connection with the repayment of a portion of the outstanding loan balance in accordance with the provisions of the loan, we were required to pay the lender additional interest charges of $2.1 million to reimburse certain breakage costs, which we recorded as loss on extinguishment of debt. All amounts are inclusive of the 35% interest in the venture owned by our affiliate as the noncontrolling interest partner.
In March 2009, we sold a property for proceeds of $4.1 million, net of selling costs, for a gain of $0.9 million. Concurrent with the sale, we used $2.7 million to defease a portion of the existing non-recourse mortgage obligation of $8.5 million that was collateralized by four properties (including the property sold) and incurred defeasance charges totaling $0.6 million.
For the periods from October 2008 to December 2009, Income (loss) from discontinued operations also includes the operations of a property formerly leased to Innovate Holdings Limited, including impairment charges of $7.3 million recognized in 2009. Innovate Holdings Limited terminated its lease in bankruptcy court during 2008 and vacated the property during 2009. Beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan, and in October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The property and related mortgage loan had carrying values of $14.4 million and $15.0 million, respectively, at the date of disposition. In connection with this disposition, we recognized gains on the disposition of real estate and extinguishment of debt of $0.2 million and $0.6 million, respectively, in 2009. Prior to October 2008, this property was accounted for as a net investment in direct financing lease, and therefore, the results of operations of the property prior to October 2008 are included in Income from continuing operations.
CPA®:15 2010 10-K — 82

Notes to Consolidated Financial Statements
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
Additionally, we sold three domestic properties leased to Warehouse Associates, Inc. in 2008 that were accounted for as direct financing leases. As a result of a lease termination, two of these properties were reclassified as Real estate, net in September 2008. Therefore, their results of operations for the period from the date of the lease termination through the date of disposition in December 2008, including an impairment charge of $4.0 million and a loss on the sale of $0.2 million, are included in Income from discontinued operations.
Note 18. Segment Information
We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

	Domestic	Foreign (a)	Total Company
2010
Revenues	$177,280	$89,305	$266,585
Total long-lived assets (b)	1,389,211	908,543	2,297,754
2009
Revenues	$168,973	$112,163	$281,136
Total long-lived assets (b)	1,541,615	998,397	2,540,012
2008
Revenues	$181,429	$107,178	$288,607
Total long-lived assets (b)	1,604,710	1,110,707	2,715,417

(a)	Consists of operations in the European Union.

(b)	Consists of real estate, net; net investment in direct financing leases; and equity investments in real estate.
Note 19. Selected Quarterly Financial Data (unaudited)
(Dollars in thousands, except per share amounts)

	Three months ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$68,306	$66,887	$66,196	$65,196
Operating expenses (a)	(27,500)	(26,223)	(30,086)	(40,984)
Net income	17,926	20,249	22,591	39,490
Less: Net income attributable to noncontrolling interests	(7,826)	(7,741)	(6,228)	(18,684)

Net income attributable to CPA®:15 shareholders	10,100	12,508	16,363	20,806

Earnings per share attributable to CPA®:15 shareholders	0.08	0.10	0.13	0.16
Distributions declared per share	0.1807	0.1810	0.1813	0.1816
CPA®:15 2010 10-K — 83

Notes to Consolidated Financial Statements

	Three months ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009 (b)
Revenues (a)	$68,282	$69,549	$71,420	$71,885
Operating expenses (a)	(51,838)	(31,483)	(38,983)	(37,593)
Net (loss) income	(3,592)	9,717	9,079	14,696
Less: Net income attributable to noncontrolling interests	(7,334)	(7,545)	(7,024)	(8,245)

Net (loss) income attributable to CPA®:15 shareholders	(10,926)	2,172	2,055	6,451

(Loss) earnings per share attributable to CPA®:15 shareholders	(0.09)	0.02	0.02	0.05
Distributions declared per share	0.1748	0.1798	0.1801	0.1804

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 17).

(b)	Net income for the fourth quarter of 2009 included impairment charges totaling $12.8 million in connection with several properties and equity investments in real estate (Note 11).
Note 20. Subsequent Events
In January 2011, a venture in which we and an affiliate hold 15% and 85% interests, respectively, entered into an investment in the Netherlands for a total cost of approximately $207.5 million, of which our share is approximately $31.1 million. In March 2011, the venture obtained non-recourse mortgage financing of approximately $98.4 million for this investment. Our share of the financing is approximately $14.8 million.
In February 2011, we returned a property previously leased to Advanced Accessory Systems LLC to the lender in exchange for the lender’s agreement to release us from all related non-recourse mortgage loan obligations. On the date of disposition, the property had a carrying value of approximately $2.7 million, reflecting the impact of impairment charges totaling $8.4 million incurred in 2009, and the related non-recourse mortgage loan had an outstanding balance of approximately $6.1 million.
CPA®:15 2010 10-K — 84

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases:
Industrial facilities in Bluffton, OH; Auburn, IN and Milan, TN	$11,001	$1,180	$19,816	$16	$—	$1,180	$19,832	$21,012	$4,718	Apr. 2002	40 years
Land in Irvine, CA	2,793	4,930	—	—	—	4,930	—	4,930	—	May. 2002	N/A
Office facility in Alpharetta, GA	7,518	1,750	11,339	—	—	1,750	11,339	13,089	2,740	Jun. 2002	40 years
Office facility in Clinton, NJ	26,123	—	47,016	3	—	—	47,019	47,019	10,503	Aug. 2002	40 years
Warehouse/distribution and office facilities in Miami, FL	9,312	6,600	8,870	40	—	6,600	8,910	15,510	2,223	Sep. 2002	40 years
Office facilities in St. Petersburg, FL	18,723	1,750	7,408	21,563	922	3,200	28,443	31,643	6,209	Sep. 2002	40 years
Movie theatre in Baton Rouge, LA	10,525	4,767	6,912	—	286	4,767	7,198	11,965	1,455	Oct. 2002	40 years
Office facilities in San Diego, CA	17,765	8,050	22,077	24	—	8,050	22,101	30,151	5,741	Oct. 2002	40 years
Industrial facilities in Richmond, CA	—	870	4,098	—	—	870	4,098	4,968	908	Nov. 2002	40 years
Nursing care facilities in Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles, France	36,474	5,329	35,001	11,614	4,929	7,060	49,813	56,873	13,249	Dec. 2002	40 years
Warehouse/distribution and industrial facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA and Corsicana, TX	67,803	19,250	101,536	—	7	19,250	101,543	120,793	20,426	Dec. 2002	40 years
Warehouse/distribution facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet, France	103,876	11,250	95,123	49,862	11,023	16,335	150,923	167,258	37,225	Dec. 2002	40 years
Warehouse/distribution facilities in Orlando, FL; Macon, GA; Rocky Mount, NC and Lewisville, TX	15,290	3,440	26,975	—	(879)	3,300	26,236	29,536	5,983	Dec. 2002	40 years
Fitness and recreational sports centers in Boca Raton, FL; Newton, MA; Eden Prairie, Fridley, Bloomington and St. Louis Park, MN	81,443	44,473	111,521	20,010	(47,513)	30,904	97,587	128,491	17,066	Feb. 2003	40 years
Industrial facilities in Chattanooga, TN	—	540	5,881	—	—	540	5,881	6,421	1,158	Feb. 2003	40 years
Industrial facilities in Mooresville, NC	7,215	600	13,837	—	—	600	13,837	14,437	2,724	Feb. 2003	40 years
Industrial facility in McCalla, AL	7,034	1,750	13,545	—	—	1,750	13,545	15,295	2,299	Mar. 2003	40 years
Office facility in Lower Makefield Township, PA	11,732	900	20,120	—	—	900	20,120	21,020	3,877	Apr. 2003	40 years
Warehouse/distribution facility in Virginia Beach, VA	18,659	3,000	32,241	2,244	—	3,000	34,485	37,485	6,119	Jul. 2003	40 years
Industrial facility in Fort Smith, AZ	—	980	7,262	—	—	980	7,262	8,242	1,354	Jul. 2003	40 years
Retail facilities in Greenwood, IN and Buffalo, NY	9,756	—	14,676	4,891	—	—	19,567	19,567	3,463	Aug. 2003	40 years
Industrial facilities in Bowling Green, KY and Jackson, TN	7,348	680	11,723	—	—	680	11,723	12,403	2,161	Aug. 2003	40 years
Industrial facilities in Mattoon, IL; Holyoke, MA; Morristown, TN and a warehouse/distribution facility in Westfield, MA	5,488	1,230	15,707	—	(4,522)	1,060	11,355	12,415	2,094	Aug. 2003	40 years
Industrial facility in Rancho Cucamonga, CA and educational facilities in Glendale Heights, IL; Exton, PA and Avondale, AZ	42,297	12,932	6,937	61,872	718	12,932	69,527	82,459	10,873	Sep. 2003, Dec. 2003, Feb. 2004, Sep. 2004	40 years

Sports facilities in Rochester Hills and Canton, MI	23,408	9,791	32,780	—	(2,124)	9,791	30,656	40,447	5,577	Sep. 2003	40 years
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO and North Versailles, PA	13,462	4,980	21,905	2	5	4,981	21,911	26,892	3,959	Oct. 2003	40 years
Industrial facilities in Tolleson, AZ; Alsip, IL and Solvay, NY	17,115	4,210	23,911	2,640	3,107	4,210	29,658	33,868	5,143	Nov. 2003	40 years
Industrial facilities in Shelby Township and Port Huron, Michigan	6,143	1,330	10,302	—	(8,682)	912	2,038	2,950	221	Nov. 2003	17.5 years
Land in Kahl, Germany	4,966	7,070	—	—	436	7,506	—	7,506	—	Dec. 2003	N/A
CPA®:15 2010 10-K — 85

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

											Life on which
											Depreciation
											in Latest
				Costs Capitalized	Increase	Gross Amount at which Carried					Statement of
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of Period (c)			Accumulated	Date	Income is
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Land	Buildings	Total	Depreciation (c)	Acquired	Computed
Real Estate Under Operating Leases (Continued):
Land in Memphis, TN and sports facilities in Bedford, TX and Englewood, CO	8,956	4,392	9,314	—	—	4,392	9,314	13,706	1,594	Dec. 2003, Sep. 2004	40 years
Office facilities in Brussels, Belgium	11,252	2,232	8,796	2,786	989	2,397	12,406	14,803	2,609	Jan. 2004	40 years
Warehouse/distribution facilities in Oceanside, CA and Concordville, PA	5,086	2,575	5,490	6	—	2,575	5,496	8,071	956	Jan. 2004	40 years
Office facility in Peachtree City, GA	4,480	990	6,874	—	(3)	990	6,871	7,861	1,167	Mar. 2004	40 years
Self-storage and trucking facilities in numerous locations throughout the U.S.	160,191	69,080	189,082	—	28	69,080	189,110	258,190	31,716	Apr. 2004	40 years
Warehouse/distribution facility in La Vista, NE	23,690	5,700	648	36,835	1,149	5,700	38,632	44,332	4,529	May. 2004	40 years
Office facility in Pleasanton, CA	15,122	16,230	14,052	267	—	16,230	14,319	30,549	2,328	May. 2004	40 years
Office facility in San Marcos, TX	—	225	1,180	—	—	225	1,180	1,405	193	Jun. 2004	40 years
Office facilities in Espoo, Finland	68,321	16,766	68,556	(172)	5,787	17,967	72,970	90,937	11,790	Jul. 2004	40 years
Office facility in Conflans, France	23,604	21,869	65,213	357	(63,890)	4,909	18,640	23,549	3,507	Jul. 2004	40 years
Office facilities in Chicago, IL	21,222	4,910	32,974	—	10	4,910	32,984	37,894	5,188	Sep. 2004	40 years
Industrial facility in Louisville, CO	12,047	1,892	19,612	—	—	1,892	19,612	21,504	3,085	Sep. 2004	40 years
Industrial facilities in Hollywood and Orlando, FL	—	1,244	2,490	—	—	1,244	2,490	3,734	392	Sep. 2004	40 years
Office facility in Playa Vista, CA	24,401	20,950	7,329	—	—	20,950	7,329	28,279	1,153	Sep. 2004	40 years
Industrial facility in Golden, CO	—	1,719	4,689	661	(2,889)	1,114	3,066	4,180	501	Sep. 2004	40 years
Industrial facilities in Texarkana, TX and Orem, UT	3,018	616	3,723	—	—	616	3,723	4,339	586	Sep. 2004	40 years
Industrial facility in Eugene, OR	—	1,009	6,739	—	4	1,009	6,743	7,752	1,061	Sep. 2004	40 years
Office facility in Little Germany, United Kingdom	—	103	3,978	—	(567)	88	3,426	3,514	539	Sep. 2004	40 years
Industrial facility in Neenah, WI	5,255	262	4,728	—	—	262	4,728	4,990	744	Sep. 2004	40 years
Industrial facility in South Jordan, UT	7,724	2,477	5,829	—	—	2,477	5,829	8,306	917	Sep. 2004	40 years
Warehouse/distribution facility in Ennis, TX	2,539	190	4,512	—	—	190	4,512	4,702	710	Sep. 2004	40 years
Land in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove and Tustin, CA; Naperville, IL; Westland and Canton, MI; Carrollton, Duncansville and Lewisville, TX and educational facilities in Newport News, Manassas and Century Oaks, VA	2,818	5,830	3,270	—	(1,045)	5,477	2,578	8,055	406	Sep. 2004	40 years
Retail facility in Oklahoma City, OK	5,878	1,114	4,643	218	—	1,114	4,861	5,975	733	Sep. 2004	40 years
Land in Fort Collins, CO; Matteson and Schaumburg, IL; North Attleboro, MA; Nashua, NH; Albuquerque, NM; Houston, Fort Worth, Dallas, Beaumont and Arlington, TX and Virginia Beach, VA	13,975	36,964	—	—	—	36,964	—	36,964	—	Sep. 2004	N/A
Land in Farmington, CT and Braintree, MA	1,982	2,972	—	—	—	2,972	—	2,972	—	Sep. 2004	N/A
Office facilities in Helsinki, Finland	78,068	24,688	71,815	—	(1,971)	24,154	70,378	94,532	10,488	Jan. 2005	40 years
Office facility in Paris, France	82,882	24,180	60,846	604	7,568	26,506	66,692	93,198	9,108	Jul. 2005	40 years
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw and Warszawa, Poland	155,355	38,233	122,575	10,515	14,787	43,430	142,680	186,110	22,011	Mar. 2006	30 years
Office facility in Laupheim, Germany	11,583	7,090	22,486	20	(13,264)	3,623	12,709	16,332	1,052	Oct. 2007	30 years

	$1,332,718	$480,134	$1,479,962	$226,878	$(95,594)	$461,495	$1,629,885	$2,091,380	$298,531

CPA®:15 2010 10-K — 86

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION
at December 31, 2010
(in thousands)

						Gross Amount at
				Costs Capitalized	Increase	which Carried
		Initial Cost to Company		Subsequent to	(Decrease) in Net	at Close of	Date
Description	Encumbrances	Land	Buildings	Acquisition (a)	Investments (b)	Period Total	Acquired
Direct Financing Method:
Office facility in Irvine, CA	$5,696	$—	$8,525	$69	$1,459	$10,053	May. 2002
Warehouse/distribution facilities in Mesquite, TX	6,361	1,513	10,843	2,824	(759)	14,421	Jun. 2002
Warehouse/distribution facility in Birmingham,							Jan. 2003,
United Kingdom	10,403	2,206	8,691	6,679	(188)	17,388	Mar. 2003
Industrial facility in Rochester, MN	5,725	2,250	10,328	—	1,138	13,716	Mar. 2003
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, TX	5,938	1,800	12,022	—	(756)	13,066	Aug. 2003
Retail facility in Freehold, NJ	5,888	—	9,611	—	(144)	9,467	Aug. 2003
Industrial facility in Kahl, Germany	5,889	7,070	10,137	—	(8,307)	8,900	Dec. 2003
Industrial facilities in Mentor, OH and Franklin, TN	—	1,060	6,108	—	(3,811)	3,357	Apr. 2004
Retail Stores in Fort Collins, CO; Matteson and Schaumburg, IL; North Attleboro, MA; Nashua, NH; Albuquerque, NM; Houston, Fort Worth, Dallas, Beaumont and Arlington, TX and Virginia Beach, VA	10,038	—	48,231	68	(21,747)	26,552	Sep. 2004
Retail facility in Plano, TX	—	1,119	4,165	—	(743)	4,541	Sep. 2004
Sports facility in Memphis, TN	1,919	—	6,511	—	(2,353)	4,158	Sep. 2004
Industrial facility in Owingsville, KY	96	16	4,917	—	(505)	4,428	Sep. 2004
Retail facilities in Farmington, CT and Braintree, MA	4,550	—	12,617	—	(5,969)	6,648	Sep. 2004
Education facilities in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove and Tustin, CA; Naperville, IL; Westland and Canton, MI; Carrollton, Duncansville and Lewisville, TX	3,459	—	6,734	—	(1,626)	5,108	Sep. 2004
Industrial facility in Brownwood, TX	—	142	5,141	—	(785)	4,498	Sep. 2004
Education facility in Glendale Heights, IL	1,539	—	9,435	—	(7,076)	2,359	Sep. 2004
Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim, Germany	94,381	26,470	127,701	11,449	8,886	174,506	Jun. 2005

	$161,882	$43,646	$301,717	$21,089	$(43,286)	$323,166

CPA®:15 2010 10-K — 87

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.

(b)	The increase (decrease) in net investment was primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges and (iv) changes in foreign currency exchange rates.

(c)	Reconciliation of real estate and accumulation depreciation (see below):

	Reconciliation of Real Estate Subject to
	Operating Leases
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$2,267,459	$2,306,018	$2,339,742
Additions	442	2,552	20,917
Dispositions	(38,050)	(59,007)	(1,010)
Impairment charges	(4,105)	(30,285)	(35,392)
Foreign currency translation adjustment	(58,772)	16,987	(43,884)
Reclassification from (to) direct financing lease, real estate under construction, funds held in escrow or intangible assets	(2,889)	31,194	25,645
Deconsolidation of real estate asset	(71,660)	—	—
Reclassification to assets held for sale	(1,045)	—	—

Balance at close of year	$2,091,380	$2,267,459	$2,306,018

	Reconciliation of Accumulated Depreciation
	Years ended December 31,
	2010	2009	2008
Balance at beginning of year	$281,854	$238,360	$193,573
Depreciation expense	44,750	47,240	48,344
Dispositions	(7,588)	(6,821)	(112)
Foreign currency translation adjustment	(6,771)	3,075	(3,445)
Reclassification to intangible assets	(688)	—	—
Deconsolidation of real estate asset	(12,917)	—	—
Reclassification to assets held for sale	(109)	—	—

Balance at close of year	$298,531	$281,854	$238,360

At December 31, 2010, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for U.S. federal income tax purposes was $1.9 billion.
CPA®:15 2010 10-K — 88

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2010 at a reasonable level of assurance.
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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.
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
CPA®:15 2010 10-K — 89

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 11.	Executive Compensation.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.

Item 14.	Principal Accountant Fees and Services.
This information will be contained in our definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed within 120 days following the end of our fiscal year, and is incorporated by reference.
CPA®:15 2010 10-K — 90

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
CPA®:15 2010 10-K — 91

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date 3/31/2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wm. Polk Carey Wm. Polk Carey	Chairman of the Board and Director	3/31/2011

/s/ Trevor P. Bond Trevor P. Bond	Chief Executive Officer and Director (Principal Executive Officer)	3/31/2011

/s/ Mark J. DeCesaris Mark J. DeCesaris	Chief Financial Officer (Principal Financial Officer)	3/31/2011

/s/ Thomas J. Ridings, Jr. Thomas J. Ridings, Jr.	Chief Accounting Officer (Principal Accounting Officer)	3/31/2011

/s/ Elizabeth P. Munson Elizabeth P. Munson	Director	3/31/2011

/s/ Richard J. Pinola Richard J. Pinola	Director	3/31/2011

/s/ James D. Price James D. Price	Director	3/31/2011

CPA®:15 2010 10-K — 92