Form 10-Q
period 2011-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2011-05-13
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 129,895,892 shares of common stock, $0.001 par value, outstanding at May 9, 2011.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 31, 2011 (the “2010 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report. There has been no significant change in our critical accounting estimates.
CPA®:15 3/31/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	March 31, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $7,861 and $7,861, respectively)	$2,125,784	$2,091,380
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $1,210 and $1,167, respectively)	(315,777)	(298,531)

Net investments in properties	1,810,007	1,792,849
Net investments in direct financing leases	331,790	323,166
Equity investments in real estate	204,935	181,000
Assets held for sale	—	739

Net investments in real estate	2,346,732	2,297,754
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $688 and $561, respectively)	84,143	104,673
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $632 and $645, respectively)	160,895	163,610
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $834 and $833, respectively)	131,663	128,018

Total assets	$2,723,433	$2,694,055

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $4,429 and $4,480, respectively)	$1,512,569	$1,494,600
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $271 and $271, respectively)	39,249	40,587
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $69 and $63, respectively)	67,149	65,443
Due to affiliates	12,612	16,003
Distributions payable	23,504	23,333

Total liabilities	1,655,083	1,639,966

Commitments and contingencies (Note 10)

Equity:
CPA®:15 shareholders’ equity:
Common stock $0.001 par value; authorized 240,000,000 shares; issued and outstanding, 145,415,566 and 144,680,751 shares, respectively	145	145
Additional paid-in capital	1,353,830	1,346,230
Distributions in excess of accumulated earnings	(341,357)	(330,380)
Accumulated other comprehensive income (loss)	3,874	(10,099)
Less, treasury stock at cost, 16,191,899 and 16,191,899 shares, respectively	(170,580)	(170,580)

Total CPA®:15 shareholders’ equity	845,912	835,316
Noncontrolling interests	222,438	218,773

Total equity	1,068,350	1,054,089

Total liabilities and equity	$2,723,433	$2,694,055

See Notes to Consolidated Financial Statements.
CPA®:15 3/31/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues
Rental income	$55,202	$58,567
Interest income from direct financing leases	7,386	7,982
Other operating income	1,904	1,713

	64,492	68,262

Operating Expenses
General and administrative	(2,124)	(2,175)
Depreciation and amortization	(14,535)	(15,113)
Property expenses	(9,340)	(10,014)
Impairment charges	(8,562)	—
Allowance for credit losses	(1,357)	—

	(35,918)	(27,302)

Other Income and Expenses
Other interest income	446	384
Income from equity investments in real estate	3,689	2,546
Other income and (expenses)	1,658	(774)
Interest expense	(21,870)	(23,414)

	(16,077)	(21,258)

Income from continuing operations before income taxes	12,497	19,702
Provision for income taxes	(1,370)	(1,314)

Income from continuing operations	11,127	18,388

Discontinued Operations
Loss from operations of discontinued properties	(166)	(300)
Gain on deconsolidation of a subsidiary	4,501	—
Gain (loss) on sale of real estate	658	(162)

Income (loss) from discontinued operations	4,993	(462)

Net Income	16,120	17,926
Less: Net income attributable to noncontrolling interests	(3,592)	(7,826)

Net Income Attributable to CPA®:15 Shareholders	$12,528	$10,100

Earnings Per Share
Income from continuing operations attributable to CPA®:15 shareholders	$0.06	$0.09
Income (loss) from discontinued operations attributable to CPA®:15 shareholders	0.04	(0.01)

Net income attributable to CPA®:15 shareholders	$0.10	$0.08

Weighted Average Shares Outstanding	128,943,711	126,250,242

Amounts Attributable to CPA®:15 shareholders
Income from continuing operations, net of tax	$7,529	$10,943
Income (loss) from discontinued operations, net of tax	4,999	(843)

Net income	$12,528	$10,100

Distributions Declared Per Share	$0.1819	$0.1807

See Notes to Consolidated Financial Statements.
CPA®:15 3/31/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010

Net Income	$16,120	$17,926
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	13,847	(12,798)
Change in unrealized appreciation on marketable securities	28	162
Change in unrealized gain (loss) on derivative instruments	4,498	(3,528)

	18,373	(16,164)

Comprehensive income	34,493	1,762

Amounts Attributable to Noncontrolling Interests:
Net income	(3,592)	(7,826)
Foreign currency translation adjustments	(3,279)	3,626
Change in unrealized (gain) loss on derivative instruments	(1,121)	974

Comprehensive income attributable to noncontrolling interests	(7,992)	(3,226)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$26,501	$(1,464)

See Notes to Consolidated Financial Statements.
CPA®:15 3/31/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash Flows — Operating Activities
Net income	$16,120	$17,926
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	14,783	15,736
Income from equity investments in real estate in excess of distributions received	(1,260)	(246)
Issuance of shares to affiliate in satisfaction of fees due	2,766	2,834
Straight-line rent and financing lease adjustments	1,315	1,994
Gain on deconsolidation of a subsidiary	(4,501)	—
(Gain) loss on sale of real estate	(658)	162
Unrealized (gain) loss on foreign currency transactions and others	(1,157)	741
Realized (gain) loss on foreign currency transactions and others	(172)	33
Impairment charges	8,562	—
Allowance for credit losses	1,357	—
Increase in cash held in escrow for operating activities	(34)	(34)
Net changes in other operating assets and liabilities	(2,558)	1,043

Net cash provided by operating activities	34,563	40,189

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	17,061	1,582
Capital contributions to equity investments	(35,329)	—
VAT paid in connection with acquisition of real estate	(625)	—
Capital expenditures	(14)	(70)
Proceeds from sale of real estate	2,358	6,154
Funds placed in escrow	(8,032)	(20,985)
Funds released from escrow	6,399	10,192
Payment of deferred acquisition fees to an affiliate	(2,212)	(3,530)

Net cash used in investing activities	(20,394)	(6,657)

Cash Flows — Financing Activities
Distributions paid	(23,334)	(22,698)
Contributions from noncontrolling interests	2,858	621
Distributions to noncontrolling interests	(7,185)	(7,908)
Scheduled payments of mortgage principal	(39,327)	(18,030)
Proceeds from mortgage financing	20,000	—
Funds placed in escrow	(9,485)	(9,865)
Funds released from escrow	15,166	15,072
Deferred financing costs and mortgage deposits	(86)	—
Proceeds from issuance of shares, net of issuance costs	4,834	4,927
Purchase of treasury stock	—	(649)

Net cash used in financing activities	(36,559)	(38,530)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,860	(1,537)

Net decrease in cash and cash equivalents	(20,530)	(6,535)
Cash and cash equivalents, beginning of period	104,673	69,379

Cash and cash equivalents, end of period	$84,143	$62,844

(Continued)
CPA®:15 3/31/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED (UNAUDITED)
Supplemental noncash investing activities (in thousands):
During the three months ended March 31, 2011, we deconsolidated a wholly-owned subsidiary as a result of losing control over the activities that most significantly impact its economic performance following possession of the property by the receiver (Note 14). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation:

Assets:
Net investments in properties	$2,721
Other assets, net	200

Total	$2,921

Liabilities:
Non-recourse debt	$(6,143)
Accounts payable, accrued expenses and other liabilities	(272)
Prepaid and deferred rental income and security deposits	(1,007)

Total	$(7,422)

See Notes to Consolidated Financial Statements.
CPA®:15 3/31/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated (“CPA®:15” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At March 31, 2011, our portfolio was comprised of our full or partial ownership interests in 351 properties, substantially all of which were triple-net leased to 80 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of approximately 97%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
Note 2. Basis of Presentation
Our interim consolidated financial statements have been prepared, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, which are included in our 2010 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.
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
Information about International Geographic Areas
At March 31, 2011, our international investments were comprised of investments in the European Union. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$25,318	$25,402

	March 31, 2011	December 31, 2010
Net investments in real estate	$975,320	$908,543

CPA®:15 3/31/2011 10-Q — 7

Notes to Consolidated Financial Statements
Out-of-Period Adjustment
During the first quarter of 2010, we identified an error in the consolidated financial statements for the third and fourth quarters of 2009. This error related to the recognition of cash received on a note receivable of $0.3 million in both the third and fourth quarters of 2009. As a result of this error, net loss was understated by $0.6 million for the year ended 2009. We concluded this adjustment was not material to our results for the year ended December 31, 2009 or the quarter ended March 31, 2010, and as such, this cumulative change was recorded in the statement of operations in the first quarter of 2010 as an out-of-period adjustment.
Note 3. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently renewed for an additional year pursuant to its terms effective October 1, 2010. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2011	2010

Amounts included in operating expenses:
Asset management fees (a)	$3,186	$3,466
Performance fees (a)	3,186	3,466
Personnel reimbursements (b)	902	859
Office rent reimbursements (b)	194	215

	$7,468	$8,006

Transaction fees incurred:
Current acquisition fees (c)	$797	$—
Deferred acquisition fees (c)(d)	622	—
Mortgage refinancing fees (e)	156	28

	$1,575	$28

	March 31, 2011	December 31, 2010

Unpaid transaction fees:
Unpaid deferred acquisition fees	$2,107	$3,696
Subordinated disposition fees (f)	7,249	7,249

	$9,356	$10,945

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. At March 31, 2011, the advisor owned 9,416,540 shares (7.3%) of our common stock.

(b)	Personnel and office rent expenses are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through March 31, 2011, our current share of future annual minimum lease payments would be $0.6 million annually through 2016.

(c)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.

(d)	We paid annual deferred acquisition fee installments of $2.2 million and $3.5 million in cash to the advisor in January 2011 and 2010, respectively.

(e)	Mortgage refinancing fees are capitalized to deferred financing costs to be amortized over the life of the new loans.

(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.
CPA®:15 3/31/2011 10-Q — 8

Notes to Consolidated Financial Statements
Joint Ventures and Other Transactions with Affiliates
We own interests in entities ranging from 15% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
Note 4. Net Investments in Properties
Net Investments in Properties
Net Investments in Properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	March 31, 2011	December 31, 2010
Land	$468,917	$461,495
Buildings	1,656,867	1,629,885
Less: Accumulated depreciation	(315,777)	(298,531)

	$1,810,007	$1,792,849

We did not acquire real estate assets during the three months ended March 31, 2011. Assets disposed of during the current year period are discussed in Note 14. The U.S. dollar weakened against the Euro, as the end-of-period rate for the U.S. dollar in relation to the Euro at March 31, 2011 increased 6% to $1.4099 from $1.3253 at December 31, 2010. The impact of this weakening was a $39.4 million increase in net investments in properties from December 31, 2010 to March 31, 2011.
Other
In connection with our acquisition of properties, we have recorded net lease intangibles of $275.4 million, which are being amortized over periods ranging from eight to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $5.0 million and $5.4 million for the three months ended March 31, 2011 and 2010, respectively.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolio consists of our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. At March 31, 2011, we established an allowance of $1.4 million for credit losses on a direct financing lease as a result of tenant experiencing financial difficulties. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2011.
CPA®:15 3/31/2011 10-Q — 9

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants		Net Investments in Direct Financing Leases
Internal Credit Quality Rating	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
1	2	2	$36,733	$36,605
2	6	8	51,767	58,653
3	7	5	231,781	214,908
4	3	3	11,509	13,000
5	—	—	—	—

			$331,790	$323,166

Note 6. Equity Investments in Real Estate
We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in (i) partnerships and limited liability companies that we do not control but over which we exercise significant influence, and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2011	March 31, 2011	December 31, 2010
Marriott International, Inc.	47%	$64,520	$65,081
Schuler A.G. (a)	34%	44,701	42,365
C1000 B.V. (a) (b)	15%	17,919	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	15,961	16,104
Advanced Micro Devices	33%	14,783	15,296
The Upper Deck Company (c)	50%	11,092	6,656
PETsMART, Inc.	30%	8,386	8,241
Hologic, Inc.	64%	8,207	8,391
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	6,723	6,214
The Talaria Company (Hinckley)	30%	5,682	5,568
Del Monte Corporation	50%	5,353	5,481
Builders FirstSource, Inc.	40%	1,561	1,568
SaarOTEC and Goertz & Schiele Corp. (a)	50%	47	35

		$204,935	$181,000

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our interest in this investment in January 2011.

(c)	In February 2011, we made a contribution of $4.9 million to the venture to pay off its maturing mortgage loan.
CPA®:15 3/31/2011 10-Q — 10

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	March 31, 2011	December 31, 2010
Assets	$1,228,398	$979,051
Liabilities	(719,481)	(606,385)

Partners’/members’ equity	$508,917	$372,666

	Three Months Ended March 31,
	2011	2010

Revenues	$27,478	$28,709
Expenses	(15,574)	(14,694)
Impairment charges (a)	—	(8,030)

Net income	$11,904	$5,985

(a)	Represents impairment charges incurred by a venture that leases property to the Talaria Company (Hinckley) in connection with a potential sale of the property.
We recognized income from equity investments in real estate of $3.7 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Equity Investment in Real Estate Acquired
In January 2011, we and our affiliate, Corporate Property Associates 17 — Global Incorporated (“CPA®:17”), acquired a venture as a tenancy-in-common in which we and CPA®:17 hold interests of 15% and 85%, respectively, and account for under the equity method of accounting. The venture purchased properties from C1000 B.V. (“C1000”), a leading Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $31.1 million, which was funded with our existing cash resources. In connection with this transaction, the venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was approximately $1.9 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million, which bears interest at a variable rate of three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the dates of acquisition and financing.
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

	Fair Value at
Certificate Class:	March 31, 2011	December 31, 2010
Class IO	$133	$203
Class E	10,372	10,236

	$10,505	$10,439

	March 31, 2011	December 31, 2010
Aggregate unrealized gain	$441	$413

Cumulative net amortization	$1,935	$1,973

CPA®:15 3/31/2011 10-Q — 11

Notes to Consolidated Financial Statements
We use a discounted cash flow model with assumptions of market credit spreads and the credit quality of the underlying lessees to determine the fair value of our interest in CCMT. One key variable in determining the fair value of our subordinated interest in CCMT is current interest rates. The following table presents a sensitivity analysis of the fair value of our interest at March 31, 2011 based on adverse changes in market interest rates of 1% and 2% (in thousands):

	Fair value as of	1% adverse	2% adverse
	March 31, 2011	change	change
Fair value of our interest in CCMT	$10,505	$10,372	$10,240
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
Money Market Funds— Our money market funds consisted of government securities and U.S. treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
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
Other Securities and Derivative Assets — Our other securities are comprised of our interest in a commercial mortgage loan securitization and our investments in equity units in Rave Reviews Cinemas, LLC. Our derivative assets consisted of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3.
CPA®:15 3/31/2011 10-Q — 12

Notes to Consolidated Financial Statements
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and December 31, 2010. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,427	$3,427	$—	$—
Other securities	10,580	—	—	10,580
Derivative assets	1,960	—	—	1,960

Total	$15,967	$3,427	$—	$12,540

Liabilities:
Derivative liabilities	$(6,433)	$—	$(6,433)	$—

Total	$(6,433)	$—	$(6,433)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Price in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$51,229	$51,229	$—	$—
Other securities	10,513	—	—	10,513
Derivative assets	1,960	—	—	1,960

Total	$63,702	$51,229	$—	$12,473

Liabilities:
Derivative liabilities	(10,378)	—	(10,378)	—

Total	$(10,378)	$—	$(10,378)	$—

CPA®:15 3/31/2011 10-Q — 13

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$10,513	$1,960	$12,473	$9,865	$1,800	$11,665
Total gains or losses (realized and unrealized):
Included in earnings	—	—	—	—	80	80
Included in other comprehensive income	29	—	29	163	—	163
Amortization and accretion	38	—	38	(53)	—	(53)

Ending balance	$10,580	$1,960	$12,540	$9,975	$1,880	$11,855

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$—	$—	$—	$80	$80

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,512,569	$1,504,647	$1,494,600	$1,479,740
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2011 and December 31, 2010.
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated the impairment charges recorded during the three months ended March 31, 2011 and 2010 based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
CPA®:15 3/31/2011 10-Q — 14

Notes to Consolidated Financial Statements
The following table presents information about our other assets that were measured on a fair value basis for the three months ended March 31, 2011 and 2010. All of the impairment charges and allowance for credit losses were measured using unobservable inputs (Level 3) (in thousands):

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Net investments in properties	$4,710	$8,562	$—	$—
Net investments in direct financing leases	2,000	1,357	—	—
Equity investments in real estate	—	—	7,433	570

	$6,710	$9,919	$7,433	$570

Note 9. Risk Management and Use of Derivative Financial Instruments
Risk Management
In the normal course of our ongoing business operations, we encounter economic risk. There are three main components of economic risk: interest rate risk, credit risk and market risk. We are primarily subject to interest rate risk on our interest-bearing liabilities. Credit risk is the risk of default on our operations and tenants’ inability or unwillingness to make contractually required payments. Market risk includes changes in the value of our properties and related loans as well as changes in the value of our other securities due to changes in interest rates or other market factors. In addition, we own investments in the European Union and are subject to the risks associated with changing foreign currency exchange rates.
Foreign Currency Exchange
We are exposed to foreign currency exchange rate movements, primarily in the Euro and, to a lesser extent, the British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, but we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.
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
We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If a derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings or recognized in Other Comprehensive Income (“OCI”) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
CPA®:15 3/31/2011 10-Q — 15

Notes to Consolidated Financial Statements
The following table sets forth certain information regarding our derivative instruments at March 31, 2011 and December 31, 2010 (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Location	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$—	$—	$(6,433)	$(10,378)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,960	1,960	—	—

Total derivatives		$1,960	$1,960	$(6,433)	$(10,378)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010
Interest rate cap	$—	$6
Interest rate swaps (a)	4,498	(3,534)

Total	$4,498	$(3,528)

(a)	For the three months ended March 31, 2011 and 2010, gains of $1.1 million and losses of $1.0 million, respectively, were attributable to noncontrolling interests.
During the three months ended March 31, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in
		Income on Derivatives
Derivatives in Cash Flow	Location of Gain (Loss)	Three Months Ended March 31,
Hedging Relationships	Recognized in Income	2011	2010
Stock warrants	Other income and (expenses)	$—	$80

Total		$—	$80

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
CPA®:15 3/31/2011 10-Q — 16

Notes to Consolidated Financial Statements
The interest rate swap derivative instruments that we had outstanding at March 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration
	Type	Amount	Interest Rate(a)	Date	Date	Fair Value
3-Month Euribor (b) (c)	“Pay-fixed” swap	$135,194	5.6%	7/2006	7/2016	$(5,218)
3-Month Euribor (b) (c)	“Pay-fixed” swap	12,747	5.0%	4/2007	7/2016	(492)
3-Month Euribor (b) (c)	“Pay-fixed” swap	16,530	5.6%	4/2008	10/2015	(638)
1-Month LIBOR	“Pay-fixed” swap	3,266	6.5%	8/2009	9/2012	(85)

						$(6,433)

(a)	Effective interest rate represents the total of the swapped rate and the contractual margin.

(b)	Amounts are based upon the applicable exchange rate at March 31, 2011.

(c)	Amounts include, on a combined basis, noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $41.1 million and $1.6 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Embedded Credit Derivative
We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at both March 31, 2011 and December 31, 2010 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of less than $0.1 million. For the three months ended March 31, 2011 and 2010, these derivatives generated total unrealized losses of less than $0.1 million and $0.2 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our non-recourse variable-rate debt. At March 31, 2011, we estimate that an additional $3.6 million will be reclassified as interest expense during the next twelve months, inclusive of amounts attributable to noncontrolling interests totaling $0.9 million.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $7.2 million and $10.4 million at March 31, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their termination value of $7.9 million or $12.3 million, inclusive of amounts attributable to noncontrolling interests totaling $1.9 million and $3.1 million, respectively.
CPA®:15 3/31/2011 10-Q — 17

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
At March 31, 2011, our directly-owned real estate properties were located in the U.S. (63%), with Texas (11%) and California (10%) representing the only significant domestic concentration, and in Europe (37%), with France (14%) representing the only significant international concentration based on percentage of our annualized contractual minimum base rent for the first quarter of 2011. In addition, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 12% of annualized contractual minimum base rent for the first quarter of 2011, inclusive of noncontrolling interest. At March 31, 2011, our directly-owned real estate properties contained significant concentrations in the following asset types: office (25%), warehouse/distribution (17%), retail (17%), industrial (15%), and self-storage (12%); and in the following tenant industries: retail trade (25%).
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 10. Commitments and Contingencies
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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments during the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Net investments in properties	$8,562	$—

Total impairment charges included in expenses	8,562	—
Equity investments in real estate (a)	—	570

Total impairment charges included in income from continuing operations	8,562	570

Total impairment charges	$8,562	$570

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.
CPA®:15 3/31/2011 10-Q — 18

Notes to Consolidated Financial Statements
Impairment charges recognized during the three months ended March 31, 2011 were as follows:
Symphony IRI Group, Inc.
During the three months ended March 31, 2011, we recognized an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, on a property leased to Symphony IRI Group, Inc. to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. However, there can be no assurance that we will be able to sell this property. At March 31, 2011, this property was classified as Net investments in properties in the consolidated financial statements because all material due diligence requirements have not been satisfied.
Impairment charges recognized during the three months ended March 31, 2010 were as follows:
The Talaria Company (Hinckley)
During the three months ended March 31, 2010, we recognized an other-than-temporary impairment charge of $0.6 million to reduce the carrying value of our interest in the venture to its estimated fair value based on a potential sale of the property. At March 31, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Note 12. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2011.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1, 2011	$1,054,089	$835,316	$218,773
Shares issued	7,600	7,600	—
Contributions	2,858	—	2,858
Net income	16,120	12,528	3,592
Distributions	(30,690)	(23,505)	(7,185)
Change in other comprehensive income	18,373	13,973	4,400

Balance at March 31, 2011	$1,068,350	$845,912	$222,438

		CPA®:15	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1, 2010	$1,121,805	$852,178	$269,627
Shares issued	7,761	7,761	—
Contributions	621	—	621
Net income	17,926	10,100	7,826
Distributions	(30,762)	(22,854)	(7,908)
Change in other comprehensive loss	(16,164)	(11,564)	(4,600)
Shares repurchased	(649)	(649)	—

Balance at March 31, 2010	$1,100,538	$834,972	$265,566

Note 13. Income Taxes
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
CPA®:15 3/31/2011 10-Q — 19

Notes to Consolidated Financial Statements
We conduct business in the various states and municipalities within the U.S. and in the European Union, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At March 31, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.3 million and $0.2 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2011 and December 31, 2010, we had $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
Note 14. Discontinued Operations
From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale and the current and prior period results of operations of the property are reclassified as discontinued operations.
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Revenues	$44	$800
Expenses	(210)	(1,100)
Gain on deconsolidation of a subsidiary	4,501	—
Gain (loss) on sale of real estate	658	(162)

Income (loss) from discontinued operations	$4,993	$(462)

2011 — For the three months ended March 31, 2011, we sold two domestic properties for $2.4 million, net of selling costs, and recognized a net gain on these sales of $0.7 million, excluding impairment charges of $0.3 million recognized in the fourth quarter of 2010.
In February 2011, a consolidated subsidiary consented to a court order appointing a receiver when we stopped making payments on the related non-recourse debt obligation involving properties that were previously leased to Advanced Accessory Systems LLC. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession of the properties by the receiver in February 2011, the subsidiary was deconsolidated during the first quarter of 2011. At the date of deconsolidation, the properties had a carrying value of $2.7 million, reflecting the impact of impairment charges of $8.4 million recognized in prior years, and the related non-recourse mortgage loan had an outstanding balance of $6.1 million. In connection with this deconsolidation, we recognized a gain of $4.5 million during the first quarter of 2011. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation. We have recorded income (loss) from operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the properties.
2010 — In March 2010, we sold a domestic property for $6.2 million, net of selling costs, and recognized a loss on the sale of $0.2 million. Prior to this sale, we repaid the non-recourse mortgage loan encumbering the property, which had an outstanding balance of $5.8 million.
CPA®:15 3/31/2011 10-Q — 20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2010 Annual Report.
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
Financial Highlights
(In thousands)

	Three Months Ended March 31,
	2011	2010
Total revenues	$64,492	$68,262
Net income attributable to CPA®: 15 Shareholders	12,528	10,100
Cash flow from operating activities	34,563	40,189

Distributions paid	23,334	22,698

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	26,164	25,285
Adjusted cash flow from operating activities	33,673	33,434
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”) such as Funds from operations — as adjusted, or AFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these measures and reconciliations to their most directly comparable GAAP measure.
Total revenues decreased for the three months ended March 31, 2011 as compared to the same period in 2010, primarily due to the deconsolidation of a venture in the third quarter of 2010 as a result of modifying its structure in connection with a debt refinancing, as well as the effects of property sales, lease restructuring transactions, and lease expirations.
Net income attributable to CPA®:15 shareholders increased during the three months ended March 31, 2011 as compared to the same period in the prior year. This increase was primarily due to a net gain on the deconsolidation of a subsidiary recognized in 2011, which is reflected in discontinued operations.
Cash flow from operating activities decreased in the three months ended March 31, 2011 as compared to the prior year period, primarily due to reductions in operating results related to recent property sales and lease restructuring transactions as well as changes in our working capital.
Our quarterly cash distribution increased to $0.1819 per share for the first quarter of 2011, which equates to $0.7276 per share on an annualized basis.
CPA®:15 3/31/2011 10-Q — 21

For the three months ended March 31, 2011 as compared to the same period in 2010, our AFFO supplemental measure increased, reflecting the increase in income from our equity investments in real estate. For the three months ended March 31, 2011 as compared to the same period in 2010, our adjusted cash flow from operating activities supplemental measure was substantially the same. A reduction in distributions paid to noncontrolling interest holders and an increase in distributions received from equity investments in real estate in excess of equity income were substantially offset by a reduction in operating results related to recent property sales and lease restructuring transactions.
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. As of the date of this Report, we have seen signs of modest improvement in the global economy following the significant distress experienced in 2008 and 2009. Our experience during the three months ended March 31, 2011 reflected an improved financing environment. While these factors reflect favorably on our business, the pace of the economic recovery remains slow, and our business remains dependent on the speed and strength of the recovery, which cannot be predicted at this time. Nevertheless, as of the date of this Report, the impact of current financial and economic trends on our business, and our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. During the three months ended March 31, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 6% to $1.4099 at March 31, 2011 from $1.3253 at December 31, 2010. Investments denominated in the Euro accounted for approximately 37% of our annualized contractual minimum base rent for the three months ended March 31, 2011. This weakening had a favorable impact on our balance sheet at March 31, 2011 as compared to our balance sheet at December 31, 2010. During the three months ended March 31, 2011, the average conversion rate for the U.S. dollar in relation to the Euro strengthened by 1% in comparison to the same period in 2010. A significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
Capital markets conditions continue to exhibit evidence of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt. Capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for secured transactions has expanded; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, however increased competition from both public and private investors continues.
Financing Conditions
We have recently seen a gradual improvement in both the credit and real estate financing markets. We continue to see an increase in the number of lenders for both domestic and international investments as market conditions improve compared to prior years. During the three months ended March 31, 2011, we obtained non-recourse mortgage financing totaling $29.8 million (on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation, and demographics. Despite improvements in expectations since the beginning of the credit crisis, these macro-economic factors have persisted, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates, and lower demand for vacant space. However, recently there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations, and occupancy rates.
Net Asset Value
The advisor generally calculates our estimated net asset value (“NAV”) per share on an annual basis. To make this calculation, the advisor relies in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
CPA®:15 3/31/2011 10-Q — 22

As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our NAV per share at December 31, 2010 decreased to $10.40, a 3% decline from our December 31, 2009 NAV per share of $10.70.
Credit Quality of Tenants
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
As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. We have observed that many of our tenants have benefited from continued improvements in general business conditions, which we anticipate will result in reduced tenant defaults going forward; however, it is possible that tenants may file for bankruptcy or default on their leases during 2011 and that economic conditions may again deteriorate. The continued improvements in general business conditions have favorably impacted the overall credit quality of our tenants.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenant’s operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
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
Lease Expirations and Occupancy
At March 31, 2011, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of the scheduled lease expiration. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy was 97% at March 31, 2011, unchanged from December 31, 2010.
Proposed Accounting Changes
The International Accounting Standards Board and Financial Accounting Standards Board (“FASB”) have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. At this time, the proposed guidance has not been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
CPA®:15 3/31/2011 10-Q — 23

The Emerging Issues Task Force (“EITF”) of the FASB discussed the accounting treatment for deconsolidating subsidiaries in situations other than a sale or transfer at its September and November 2010 meetings. While the EITF did not reach a consensus for exposure, the EITF determined that further research was necessary to more fully understand the scope and implications of the matter, prior to issuing a consensus for exposure. If the EITF reaches a consensus for exposure, we will evaluate the impact on such conclusion on our financial statements. During the three months ended March 31, 2011, we deconsolidated an in-substance real estate subsidiary that leased properties to Advanced Accessory Systems LLC, which had total assets and liabilities of $2.9 million and $7.4 million, respectively, at the date of deconsolidation, and as a result we recognized a gain in the amount of $4.5 million.
Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2011	2010
Rental income	$55,202	$58,567
Interest income from direct financing leases	7,386	7,982

	$62,588	$66,549

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$8,122	$8,122
Carrefour France, S.A. (a) (b)	4,953	5,203
OBI A.G. (a) (b) (c)	4,184	4,060
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b) (c)	3,864	3,754
True Value Company (a)	3,543	3,536
Life Time Fitness, Inc. (a)	3,512	3,473
Pohjola Non-Life Insurance Company (a) (b)	2,232	2,210
TietoEnator plc. (a) (b)	2,102	2,098
Police Prefecture, French Government (a) (b)	2,004	2,157
Universal Technical Institute (c)	1,904	1,667
Médica — France, S.A. (a) (b)	1,690	1,683
Foster Wheeler, Inc.	1,533	1,533
Thales S.A. (a) (b)	1,072	1,086
Oriental Trading Company	1,011	977
Other (a) (b)	20,862	24,990

	$62,588	$66,549

(a)	These revenues are generated in consolidated ventures, generally with our affiliates and, on a combined basis, include revenues applicable to noncontrolling interests totaling $16.1 million and $18.3 million for the three months ended March 31, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	The increase was due to a CPI-based (or equivalent) rent increase.
CPA®:15 3/31/2011 10-Q — 24

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Three Months Ended March 31,
Lessee	at March 31, 2011	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$8,947	$8,947
Marriott International, Inc.	47%	4,208	4,089
C1000 B.V. (b) (c)	15%	3,109	—
Advanced Micro Devices (d)	33%	2,986	—
PETsMART, Inc.	30%	2,005	2,076
Schuler A.G. (b)	34%	1,577	1,595
The Talaria Company (Hinckley) (e)	30%	1,314	1,120
Del Monte Corporation	50%	882	882
Hologic, Inc.	64%	863	863
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	673	729
Builders FirstSource, Inc.	40%	404	400
SaarOTEC and Goertz & Schiele Corp. (b) (f)	50%	122	389
The Upper Deck Company (g)	50%	—	798

		$27,090	$21,888

(a)	In addition to lease revenues, the venture also earned interest income of $0.3 million and $6.8 million on a note receivable during the three months ended March 31, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2011 strengthened by approximately 1% in comparison to the same period in 2010, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	We acquired our interest in this investment in January 2011.

(d)	In connection with a debt refinancing in August 2010, the structure of this venture was modified and is subsequently being accounted for as a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

(e)	The increase was due to a lease restructuring in the fourth quarter of 2010.

(f)	In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent.

(g)	In December 2010, we filed two civil actions against the Upper Deck Company (“Upper Deck”) after Upper Deck stopped making rent payments for a year. In February 2011, we reached an agreement with Upper Deck whereby Upper Deck will pay us $3.0 million over three years and vacate the building by June 2011. Any payments received from Upper Deck will go towards the past due rent. As a result, during the three months ended March 31, 2011, we did not recognize any lease revenues from Upper Deck.
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
For the three months ended March 31, 2011 as compared to the same period in 2010, lease revenues decreased by $4.0 million, primarily due to the deconsolidation of a venture in the third quarter of 2010 to account for it under the equity method of accounting, which resulted in a $2.5 million decrease in lease revenues. In addition, lease revenues decreased by $1.8 million due to the effects of property sales, lease restructuring transactions, and lease expirations. Leases revenues were also negatively impacted by fluctuations of foreign currency exchange rates, which resulted in a decrease of $0.3 million. These decreases were partially offset by the impact of scheduled rent increases at several properties totaling $0.6 million.
CPA®:15 3/31/2011 10-Q — 25

Property Expenses
For the three months ended March 31, 2011 as compared to the same period in 2010, property expenses decreased by $0.7 million, primarily due to a $0.6 million decrease in asset management and performance fees payable to the advisor resulting from a decline in the appraised value of our real estate assets in 2010 and property sales.
Impairment Charges
During the three months ended March 31, 2011, we recognized an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, on a property leased to Symphony IRI Group, Inc. to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. However, there can be no assurance that we will be able to sell this property (Note 11).
Impairment charges related to equity investments are described below in Income from equity investments in real estate.
Allowance for Credit losses
During the three months ended March 31, 2011, we recorded an allowance for credit losses of $1.4 million on a direct financing lease as a result of the tenant experiencing financial difficulties.
Income from Equity Investments in Real Estate
Income from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence. Under current accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.
For the three months ended March 31, 2011 as compared to the same period in 2010, income from equity investments in real estate increased by $1.1 million, primarily due to a $0.6 million other-than-temporary impairment charge recognized on the Talaria Company (Hinckley) venture during the three months ended March 31, 2010 to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. In addition, the C1000 venture that we acquired in January 2011, and the deconsolidation of a venture in the third quarter of 2010 to account for it under the equity method of accounting contributed a total of $0.3 million to income from equity investments in real estate during 2011.
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
For the three months ended March 31, 2011, we recognized net other income of $1.7 million compared to net other expenses of $0.8 million in the same period in 2010, primarily due to the net realized and unrealized gains and losses on foreign currency transactions as a result of the changes in the exchange rate of the Euro.
Interest Expense
For the three months ended March 31, 2011 as compared to the same period in 2010, interest expense decreased by $1.5 million, primarily due to a decrease of $1.1 million as a result of making scheduled principal payments and refinancing or paying off non- recourse mortgages during 2011 and 2010, which reduced the balances on which interest is incurred. Interest expense also decreased by $0.3 million as a result of the deconsolidation of a venture in the third quarter of 2010 to account for it under the equity method of accounting.
CPA®:15 3/31/2011 10-Q — 26

Discontinued Operations
For the three months ended March 31, 2011, we recognized income from discontinued operations of $5.0 million, primarily due to a $4.5 million gain on deconsolidation of a subsidiary we recognized when we consented to a court order appointing a receiver on properties previously leased to Advanced Accessory Systems LLC (Note 14).
For the three months ended March 31, 2010, we recognized a loss from discontinued operations of $0.5 million, which consisted of a loss generated from the operations of discounted properties of $0.3 million and a net loss on sale of these properties of $0.2 million.
Net Income Attributable to CPA®:15 Shareholders
For the three months ended March 31, 2011 as compared to the same period in 2010, the resulting net income attributable to CPA®:15 shareholders increased by $2.4 million.
Funds from Operations — as Adjusted (AFFO)
For the three months ended March 31, 2011 as compared to the same periods in 2010, AFFO increased by $0.9 million, primarily due to the increase in income from our equity investments in real estate. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below.
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
Operating Activities
During the three months ended March 31, 2011, we used cash flows from operating activities of $34.6 million to fund cash distributions to shareholders of $18.5 million, excluding $4.8 million in dividends that were reinvested by shareholders in shares of our common stock through our distribution reinvestment and stock purchase plan, and to pay distributions of $7.2 million to affiliates that hold noncontrolling interests in various entities with us. Cash flow from operating activities during the three months ended March 31, 2011 decreased by $5.6 million as compared to the same prior year period. This decrease was primarily due to reductions in operating results related to several property sales and lease restructuring transactions in 2010 and 2011 as well as changes in our working capital.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchase and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2011, we made contributions to unconsolidated ventures totalling $35.3 million, including $30.4 million to a venture to acquire six properties in the Netherlands (C1000 B.V.) and $4.9 million to another venture to pay off its maturing non-recourse mortgage loan. We received distributions from our equity investments in real estate in excess of cumulative equity income of $17.1 million as well as proceeds of $2.4 million from the sale of two properties. Funds totalling $8.0 million and $6.4 million were invested in and released from, respectively, lender-held investment accounts. In January 2011, we paid our annual instalment of deferred acquisition fees to the advisor, which totaled $2.2 million.
CPA®:15 3/31/2011 10-Q — 27

Financing Activities
As noted above, during the three months ended March 31, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $39.3 million, which included scheduled balloon payments totaling $27.5 million. We received $20.0 million in proceeds from mortgage financing as a result of refinancing two maturing mortgage loans. We also received $2.9 million in contributions from holders of noncontrolling interests. Funds totaling $15.2 million and $9.5 million were released from and placed in, respectively, lender-held escrow accounts for mortgage-related payments.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. We may make limited exceptions to the suspension of the plan in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. During the three months ended March 31, 2011, we received requests to redeem 46,011 shares of our common stock pursuant to our redemption plan. These redemption requests were processed in April 2011.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the three months ended March 31, 2011 was $33.7 million, an increase of $0.2 million over the comparable prior year period. A reduction in distributions paid to noncontrolling interest holders and an increase in distributions received from equity investments in real estate in excess of equity income were substantially offset by a reduction in operating results related to recent property sales and lease restructuring transactions.
CPA®:15 3/31/2011 10-Q — 28

Summary of Financing
The table below summarizes our non-recourse long-term debt (dollars in thousands):

	March 31, 2011	December 31, 2010
Balance
Fixed rate	$1,233,129	$1,229,357
Variable rate (a)	279,440	265,243

Total	$1,512,569	$1,494,600

Percent of total debt
Fixed rate	82%	82%
Variable rate (a)	18%	18%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	5.8%
Variable rate (a)	5.3%	5.3%

(a)	Variable-rate debt at March 31, 2011 included (i) $167.7 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $111.7 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their term.
Cash Resources
At March 31, 2011, our cash resources consisted of cash and cash equivalents totaling $84.1 million. Of this amount, $23.5 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $55.5 million at March 31, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $99.9 million, as well as other normal recurring operating expenses. The scheduled mortgage principal payments include balloon payments on our mortgage loan obligations of $54.9 million, inclusive of amounts attributable to noncontrolling interests of $17.0 million, and exclude our share of balloon payments on our unconsolidated ventures of $18.4 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
CPA®:15 3/31/2011 10-Q — 29

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,513,883	$99,903	$304,813	$555,256	$553,911
Deferred acquisition fees — Principal	2,107	1,502	449	156	—
Interest on borrowings and deferred acquisition fees (b)	395,149	84,923	141,867	81,813	86,546
Subordinated disposition fees (c)	7,249	—	7,249	—	—
Operating and other lease commitments (d)	22,302	1,947	3,765	3,749	12,841

	$1,940,690	$188,275	$458,143	$640,974	$653,298

(a)	Excludes $1.3 million of unamortized discount on a note, which is included in Non-recourse debt at March 31, 2011.

(b)	Interest on un-hedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2011.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.4 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $33.3 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2011. At March 31, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
CPA®:15 3/31/2011 10-Q — 30

Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at March 31, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at March 31, 2011	Total Assets	Party Debt	Maturity Date
Del Monte Corporation	50%	$13,778	$10,012	8/2011
PETsMART, Inc.	30%	66,018	37,201	12/2011
C1000 B.V. (a) (b)	15%	218,225	99,398	3/2013
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	45,375	22,318	8/2015
SaarOTEC and Goertz & Schiele Corp. (b)	50%	7,125	9,628	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	10,637	6,359	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (b) (c)	38%	455,078	391,899	4/2017
Advanced Micro Devices, Inc.	33%	82,270	56,904	1/2019
Hologic, Inc.	64%	26,449	13,957	5/2023
The Talaria Company (Hinckley)	30%	49,174	29,118	6/2025
Marriott International, Inc.	47%	132,634	—	N/A
Schuler A.G. (b)	34%	72,176	—	N/A
The Upper Deck Company (d)	50%	26,263	—	N/A

		$1,205,202	$676,794

(a)	We acquired our interest in this investment in January 2011.

(b)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2011.

(c)	Ownership interest represents our combined interest in two ventures. Total assets excludes a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $23.2 million at March 31, 2011.

(d)	In February 2011, this venture repaid its maturing mortgage loan.
Hellweg
We acquired interests in two related investments in 2007 (the “Hellweg 2” transaction) that are accounted for under the equity method of accounting as we do not have a controlling interest but over which we exercise significant influence. The remaining ownership of these entities is held by the advisor and certain of our affiliates. The primary purpose of these investments was to ultimately acquire an interest in the underlying properties and as such was structured to effectively transfer the economics of ownership to us and our affiliates while still monetizing the sales value by transferring the legal ownership in the underlying properties over time. We acquired an interest in a venture, the “property venture,” that in turn acquired a 24.7% (direct and indirect) ownership interest in a limited partnership owning 37 properties throughout Germany. Concurrently, we also acquired an interest in a second venture, the “lending venture,” that made a loan, the “note receivable,” to the holder of the remaining 75.3% (direct and indirect) interests in the limited partnership, which is referred to in this Report as our “partner”. In connection with the acquisition, the property venture agreed to three option agreements that give the property venture the right to purchase, from our partner, the remaining 75.3% (direct and indirect) interest in the limited partnership at a price equal to the principal amount of the note receivable at the time of purchase. In November 2010, the property venture exercised the first of its three options and acquired from our partner a 70% direct interest in the limited partnership, thus owning a (direct and indirect) 94.7% interest in the limited partnership. The property venture has assignable option agreements to acquire the remaining (direct and indirect) 5.3% interest in the limited partnership by October 2012. If the property venture does not exercise its option agreements, our partner has option agreements to put its remaining interests in the limited partnership to the property venture during 2014 at a price equal to the principal amount of the note receivable at the time of purchase. Currently, under the terms of the note receivable, the lending venture will receive interest income that approximates 5.3% of all income earned by the limited partnership less adjustments. Our total effective ownership interest in the ventures is approximately 38%.
CPA®:15 3/31/2011 10-Q — 31

Upon exercise of the relevant option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at March 31, 2011 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $0.6 million, with our share approximating $0.2 million. In addition, our maximum exposure to loss on these ventures was $16.2 million (inclusive of both our existing investment and the amount to fund our future commitment).
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal and state environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
Supplemental Financial Measures
In the real estate industry, analysts and investors employ certain non-GAAP supplemental financial measures in order to facilitate meaningful comparisons between periods and among peer companies. Additionally, in the formulation of our goals and in the evaluation of the effectiveness of our strategies, we employ the use of supplemental non-GAAP measures, which are uniquely defined by our management. We believe these measures are useful to investors to consider because they may assist them to better understand and measure the performance of our business over time and against similar companies. A description of these non-GAAP financial measures and reconciliations to the most directly comparable GAAP measures are provided below.
Funds from Operations — as Adjusted
Funds from Operations (“FFO”) is a non-GAAP measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income or loss (as computed in accordance with GAAP) excluding: depreciation and amortization expense from real estate assets, gains or losses from sales of depreciated real estate assets and extraordinary items; however, FFO related to assets held for sale, sold or otherwise transferred and included in the results of discontinued operations are included. These adjustments also incorporate the pro rata share of unconsolidated subsidiaries. FFO is used by management, investors and analysts to facilitate meaningful comparisons of operating performance between periods and among our peers. Although NAREIT has published this definition of FFO, real estate companies often modify this definition as they seek to provide financial measures that meaningfully reflect their distinctive operations.
We modify the NAREIT computation of FFO to include other adjustments to GAAP net income for certain non-cash charges, where applicable, such as gains or losses from extinguishment of debt and deconsolidation of subsidiaries, amortization of intangibles, straight-line rents, impairment charges on real estate, allowances for credit losses and unrealized foreign currency exchange gains and losses. We refer to our modified definition of FFO as “Funds from Operations — as Adjusted,” or AFFO, and we employ it as one measure of our operating performance when we formulate corporate goals and evaluate the effectiveness of our strategies. We exclude these items from GAAP net income as they are not the primary drivers in our decision-making process. Our assessment of our operations is focused on long-term sustainability and not on such non-cash items, which may cause short-term fluctuations in net income but have no impact on cash flows.
We believe that AFFO is a useful supplemental measure for investors to consider because it will help them to better assess the sustainability of our operating performance without the potentially distorting impact of these short-term fluctuations. However, there are limits on the usefulness of AFFO to investors. For example, impairment charges and unrealized foreign currency losses that we exclude may become actual realized losses upon the ultimate disposition of the properties in the form of lower cash proceeds or other considerations.
CPA®:15 3/31/2011 10-Q — 32

FFO and AFFO for the three months ended March 31, 2011 and 2010 are presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income attributable to CPA®:15 shareholders	$12,528	$10,100
Adjustments:
Depreciation and amortization of real property	14,277	15,144
(Gain) loss on sale of real estate, net	(658)	162
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	2,185	2,068
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,804)	(4,218)

Total adjustments	12,000	13,156

FFO — as defined by NAREIT	24,528	23,256

Adjustments:
Gain on deconsolidation of a subsidiary	(4,501)	—
Other depreciation, amortization and non-cash charges	(1,487)	739
Straight-line and other rent adjustments	(24)	29
Impairment charges	8,562	—
Allowance for credit losses	1,357	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	23	78
Straight-line and other rent adjustments	141	197
Impairment charges	—	570
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(2,435)	416

Total adjustments	1,636	2,029

AFFO	$26,164	$25,285

Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our non-controlling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
CPA®:15 3/31/2011 10-Q — 33

Adjusted cash flow from operating activities for the three months ended March 31, 2011 and 2010 is presented below (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash flow provided by operating activities	$34,563	$40,189
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,207	1,583
Distributions paid to noncontrolling interests, net	(5,655)	(7,295)
Changes in working capital	2,558	(1,043)

Adjusted cash flow from operating activities (a)	$33,673	$33,434

Distributions declared (weighted average share basis)	$23,455	$22,813

(a)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the three months ended March 31, 2010 has been adjusted to reflect this reclassification.
While we believe that FFO, AFFO and Adjusted cash flow from operating activities are important supplemental measures, they should not be considered as alternatives to net income as an indication of a company’s operating performance or to cash flow from operating activities as a measure of liquidity. These non-GAAP measures should be used in conjunction with net income and cash flow from operating activities as defined by GAAP. FFO, AFFO and Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our FFO, AFFO and Adjusted cash flow from operating activities measures.

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
We do not generally use derivative instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
We hold a participation in CCMT, a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also purchased subordinated interests totalling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At March 31, 2011, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At March 31, 2011, we estimate that our total interest in CCMT had a fair value of $10.5 million, an increase of $0.1 million from the fair value at December 31, 2010.
CPA®:15 3/31/2011 10-Q — 34

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements with lenders that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.
We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $6.4 million, inclusive of amounts attributable to noncontrolling interests of $1.6 million, at March 31, 2011.
Certain of our unconsolidated ventures, in which we have interests ranging from 30% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of less than $0.1 million during the three months ended March 31, 2011, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At March 31, 2011, substantially all of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at March 31, 2011 ranged from 4.3% to 10.0%. The annual interest rates on our variable-rate debt at March 31, 2011 ranged from 5.1% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2011, (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$58,170	$135,602	$147,314	$286,003	$196,227	$411,127	$1,234,443	$1,225,228
Variable rate debt	$7,143	$13,349	$10,575	$94,746	$3,847	$149,780	$279,440	$279,419
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2011 by an aggregate increase of $60.0 million or an aggregate decrease of $56.6 million, respectively.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2011, we recognized net realized and unrealized foreign currency transaction gains of $0.2 million and $1.2 million, respectively. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.
Through the date of this Report, we had not entered into any foreign currency forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.
CPA®:15 3/31/2011 10-Q — 35

We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $2.0 million.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 3/31/2011 10-Q — 36

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended March 31, 2011, we issued 184,652 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.70 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
CPA®:15 3/31/2011 10-Q — 37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date: 05/13/11	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: 05/13/11	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CPA®:15 3/31/2011 10-Q — 38

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002