Form 10-Q
period 2011-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2011-08-15
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 130,277,835 shares of common stock, $0.001 par value, outstanding at August 5, 2011.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Comprehensive Income (Loss)	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	39

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	40

Signatures	41

Exhibit 31.1
Exhibit 31.2
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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
CPA®:15 6/30/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $7,861 and $7,861, respectively)	$2,123,990	$2,091,380
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $1,253 and $1,167, respectively)	(327,097)	(298,531)

Net investments in properties	1,796,893	1,792,849
Net investments in direct financing leases	338,099	323,166
Equity investments in real estate	202,798	181,000
Assets held for sale	—	739

Net investments in real estate	2,337,790	2,297,754
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $825 and $561, respectively)	94,048	104,673
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $618 and $645, respectively)	156,782	163,610
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $880 and $833, respectively)	135,469	128,018

Total assets	$2,724,089	$2,694,055

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $4,380 and $4,480, respectively)	$1,517,670	$1,494,600
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $295 and $271, respectively)	41,665	40,587
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $67 and $63, respectively)	68,045	65,443
Due to affiliates	12,616	16,003
Distributions payable	23,635	23,333

Total liabilities	1,663,631	1,639,966

Commitments and contingencies (Note 9)

Equity:
CPA®:15 shareholders’ equity:
Common stock $0.001 par value 240,000,000 shares authorized 146,146,435 and 144,680,751 shares issued and outstanding, respectively	146	145
Additional paid-in capital	1,361,173	1,346,230
Distributions in excess of accumulated earnings	(355,012)	(330,380)
Accumulated other comprehensive income (loss)	5,250	(10,099)
Less, treasury stock at cost, 16,352,872 and 16,191,899 shares, respectively	(172,137)	(170,580)

Total CPA®:15 shareholders’ equity	839,420	835,316
Noncontrolling interests	221,038	218,773

Total equity	1,060,458	1,054,089

Total liabilities and equity	$2,724,089	$2,694,055

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Rental income	$59,548	$57,288	$114,495	$115,360
Interest income from direct financing leases	7,702	7,759	15,088	15,741
Other operating income	1,647	1,357	3,551	3,070

	68,897	66,404	133,134	134,171

Operating Expenses
General and administrative	(2,040)	(1,862)	(4,164)	(4,037)
Depreciation and amortization	(14,400)	(14,593)	(28,705)	(29,515)
Property expenses	(9,636)	(9,353)	(18,959)	(19,361)
Impairment charges	(10,361)	—	(10,361)	—
Allowance for credit losses	—	—	(1,357)	—

	(36,437)	(25,808)	(63,546)	(52,913)

Other Income and Expenses
Other interest income	158	522	604	906
Income from equity investments in real estate	2,260	5,634	5,949	8,180
Other income and (expenses)	2,317	(2,711)	3,975	(3,485)
Interest expense	(21,941)	(22,636)	(43,718)	(45,877)

	(17,206)	(19,191)	(33,190)	(40,276)

Income from continuing operations before income taxes	15,254	21,405	36,398	40,982
Provision for income taxes	(1,394)	(1,395)	(2,764)	(2,709)

Income from continuing operations	13,860	20,010	33,634	38,273

Discontinued Operations
(Loss) income from operations of discontinued properties	(230)	239	(481)	64
Gain on deconsolidation of a subsidiary	—	—	4,501	—
Gain (loss) on sale of real estate	589	—	1,247	(162)
Impairment charges	—	—	(8,562)	—

Income (loss) from discontinued operations	359	239	(3,295)	(98)

Net Income	14,219	20,249	30,339	38,175
Less: Net income attributable to noncontrolling interests	(4,238)	(7,741)	(7,830)	(15,567)

Net Income Attributable to CPA®:15 Shareholders	$9,981	$12,508	$22,509	$22,608

Earnings Per Share
Income from continuing operations attributable to CPA®:15 shareholders	$0.10	$0.10	$0.18	$0.19
(Loss) income from discontinued operations attributable to CPA®:15 shareholders	(0.02)	—	—	(0.01)

Net income attributable to CPA®:15 shareholders	$0.08	$0.10	$0.18	$0.18

Weighted Average Shares Outstanding	129,742,210	126,975,648	129,344,982	126,614,948

Amounts Attributable to CPA®:15 Shareholders
Income from continuing operations, net of tax	$12,542	$12,557	$22,870	$23,516
Loss from discontinued operations, net of tax	(2,561)	(49)	(361)	(908)

Net income	$9,981	$12,508	$22,509	$22,608

Distributions Declared Per Share	$0.1821	$0.1810	$0.3640	$0.3617

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Income	$14,219	$20,249	$30,339	$38,175
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	4,067	(17,204)	17,919	(30,004)
Change in unrealized appreciation on marketable securities	(50)	243	(21)	404

Change in unrealized (loss) gain on derivative instruments	(1,689)	(3,218)	2,809	(6,747)

	2,328	(20,179)	20,707	(36,347)

Comprehensive income	16,547	70	51,046	1,828

Amounts Attributable to Noncontrolling Interests:
Net income	(4,238)	(7,741)	(7,830)	(15,567)
Foreign currency translation adjustments	(1,378)	5,292	(4,661)	8,920

Change in unrealized loss (gain) on derivative instruments	424	1,136	(697)	2,112

Comprehensive income attributable to noncontrolling interests	(5,192)	(1,313)	(13,188)	(4,535)

Comprehensive Income (Loss) Attributable to CPA®:15 Shareholders	$11,355	$(1,243)	$37,858	$(2,707)

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash Flows — Operating Activities
Net income	$30,339	$38,175
Adjustments to net income:
Depreciation and amortization including intangible assets and deferred financing costs	29,544	31,266
Income from equity investments in real estate in excess of distributions received	(464)	(1,241)
Issuance of shares to affiliate in satisfaction of fees due	5,315	5,606
Straight-line rent and financing lease adjustments	378	4,651
Gain on deconsolidation of a subsidiary	(4,501)	—
(Gain) loss on sale of real estate	(1,247)	162
Unrealized (gain) loss on foreign currency transactions and others	(1,671)	2,395
Realized (gain) loss on foreign currency transactions and others	(1,975)	1,090
Impairment charges	18,923	—
Allowance for credit losses	1,357	—
Net changes in other operating assets and liabilities	1,759	2,718

Net cash provided by operating activities	77,757	84,822

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	19,573	2,606
Capital contributions to equity investments	(35,263)	—
VAT paid in connection with acquisition of real estate	(664)	—
Capital expenditures	(4,450)	(139)
Proceeds from sale of real estate	8,579	6,154
Funds placed in escrow	(36,836)	(31,328)
Funds released from escrow	34,085	20,356
Payment of deferred acquisition fees to an affiliate	(2,212)	(3,530)

Net cash used in investing activities	(17,188)	(5,881)

Cash Flows — Financing Activities
Distributions paid	(46,839)	(45,553)
Contributions from noncontrolling interests	4,862	1,415
Distributions to noncontrolling interests	(15,785)	(17,654)
Scheduled payments of mortgage principal	(49,066)	(38,397)
Proceeds from mortgage financing	20,000	5,915
Funds placed in escrow	37,469	35,365
Funds released from escrow	(32,101)	(30,501)
Deferred financing costs and mortgage deposits	(277)	(160)
Proceeds from issuance of shares, net of issuance costs	9,629	9,831
Purchase of treasury stock	(1,557)	(1,233)

Net cash used in financing activities	(73,665)	(80,972)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	2,471	(5,274)

Net decrease in cash and cash equivalents	(10,625)	(7,305)
Cash and cash equivalents, beginning of period	104,673	69,379

Cash and cash equivalents, end of period	$94,048	$62,074

(Continued)
CPA®:15 6/30/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Supplemental noncash investing activities (in thousands):
During the six months ended June 30, 2011, we deconsolidated a wholly-owned subsidiary as a result of losing control over the activities that most significantly impact its economic performance following possession of the property by a receiver (Note 13). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation:

Assets:
Net investments in properties	$2,721
Other assets, net	200

Total	$2,921

Liabilities:
Non-recourse debt	$(6,143)
Accounts payable, accrued expenses and other liabilities	(272)
Prepaid and deferred rental income and security deposits	(1,007)

Total	$(7,422)

See Notes to Consolidated Financial Statements.
CPA®:15 6/30/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated (“CPA®:15” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2011, our portfolio was comprised of our full or partial ownership interests in 346 properties, substantially all of which were triple-net leased to 80 tenants, and totaled approximately 30 million square feet (on a pro rata basis), with an occupancy rate of approximately 98%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
Information about International Geographic Areas
At June 30, 2011, our international investments were comprised of investments in the European Union. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$26,635	$23,555	$51,952	$48,956

	June 30, 2011	December 31, 2010
Net investments in real estate	$992,762	$908,543
CPA®:15 6/30/2011 10-Q — 7

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
During the second quarter of 2011, we identified two errors in the consolidated financial statements related to the years 2006 through 2009. The first error related to the recognition of income taxes during 2008 through 2010, where the tax expenses were understated as a result of an error in preparing foreign tax returns and was subsequently corrected in the second quarter of 2011. The second error relates to the recognition of lease revenues in connection with an operating lease during 2006 through 2010. We concluded these adjustments, which totalled $0.7 million in the aggregate, were not material to our results for the prior year periods or the quarter ended June 30, 2011, and as such, this cumulative change was recorded in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $0.7 million.
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to ASC 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
CPA®:15 6/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in effect was recently extended to December 31, 2011 in connection with the advisor beginning to consider liquidity alternatives on our behalf. See Recent Developments in Item 2. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Amounts included in operating expenses:
Asset management fees (a)	$3,337	$3,453	$6,523	$6,919
Performance fees (a)	3,337	3,453	6,523	6,919
Personnel reimbursements (b)	841	855	1,743	1,714
Office rent reimbursements (b)	153	184	348	399

	$7,668	$7,945	$15,137	$15,951

Transaction fees incurred:
Current acquisition fees (c)	$64	$—	$861	$—
Deferred acquisition fees (c) (d)	67	—	689	—
Mortgage refinancing fees (e)	—	—	156	28

	$131	$—	$1,706	$28

	June 30, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees	$2,173	$3,696
Subordinated disposition fees (f)	7,301	7,249

	$9,474	$10,945

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. At June 30, 2011, the advisor owned 9,656,399 shares (7.4%) of our common stock.

(b)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through June 30, 2011, our current share of future annual minimum lease payments would be $0.6 million annually through 2016.

(c)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.

(d)	We paid annual deferred acquisition fee installments of $2.2 million and $3.5 million in cash to the advisor in January 2011 and 2010, respectively.

(e)	Mortgage refinancing fees are capitalized to deferred financing costs to be amortized over the life of the new loans.

(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.
Joint Ventures and Other Transactions with Affiliates
We own interests in entities ranging from 15% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
CPA®:15 6/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and accounted for as operating leases, is summarized as follows (in thousands):

	June 30, 2011	December 31, 2010
Land	$460,958	$461,495
Buildings	1,663,032	1,629,885
Less: Accumulated depreciation	(327,097)	(298,531)

	$1,796,893	$1,792,849

We did not acquire real estate assets during the six months ended June 30, 2011. Assets disposed of during the current year period are discussed in Note 13. Fluctuations in foreign currency exchange rates had a positive impact on our net investments in properties at June 30, 2011.
Other
In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $276.5 million, which are being amortized over periods ranging from eight to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $4.5 million and $5.7 million for the three months ended June 30, 2011 and 2010, respectively and $9.4 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical to the tenant’s business and that we believe have a low risk of tenants’ defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. During the six months ended June 30, 2011, we established an allowance of $1.4 million for credit losses on a direct financing lease as a result of a tenant experiencing financial difficulties. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2011.
CPA®:15 6/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Rating	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
1	2	2	$36,349	$36,605
2	7	8	69,317	58,653
3	6	5	221,067	214,908
4	3	3	11,366	13,000
5	—	—	—	—

			$338,099	$323,166

At June 30, 2011 and December 31, 2010, Other assets, net included $0.5 million and $1.4 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
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
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at June 30, 2011	June 30, 2011	December 31, 2010
Marriott International, Inc.	47%	$64,048	$65,081
Schuler A.G. (a)	34%	46,258	42,365
C1000 B.V. (a) (b)	15%	17,675	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a)	38%	15,130	16,104
Advanced Micro Devices	33%	14,272	15,296
The Upper Deck Company (c)	50%	10,644	6,656
PETsMART, Inc.	30%	8,377	8,241
Hologic, Inc.	64%	8,049	8,391
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	6,915	6,214
Del Monte Corporation	50%	5,067	5,481
The Talaria Company (Hinckley) (d)	30%	4,652	5,568
Builders FirstSource, Inc.	40%	1,711	1,568
SaarOTEC and Goertz & Schiele Corp. (a)	50%	0	35

		$202,798	$181,000

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our tenancy-in-common interest in this investment in January 2011.

(c)	In February 2011, we made a contribution of $4.9 million to the venture to pay off its maturing mortgage loan.

(d)	During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million on this property (Note 10).
CPA®:15 6/30/2011 10-Q — 11

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	June 30, 2011	December 31, 2010
Assets	$1,265,339	$979,051
Liabilities	(731,718)	(606,385)

Partners’/members’ equity	$533,621	$372,666

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$29,102	$28,645	$56,580	$57,007
Expenses	(19,698)	(12,475)	(35,271)	(26,927)
Impairment charges (a)	(40)	—	(40)	(8,030)

Net income	$9,364	$16,170	$21,269	$22,050

(a)	Amounts represent impairment charges incurred for the three and six months ended June 30, 2011 by a venture that leases properties to Hellweg Die Profi-Baumarkte GmbH & Co. KG. For the six months ended June 30, 2010, this represents impairment charges incurred by a venture that leases property to the Talaria Company (Hinckley) in connection with the sale of the property.
We recognized income from equity investments in real estate of $2.3 million and $5.6 million for the three months ended June 30, 2011 and 2010, respectively, and $5.9 million and $8.2 million for the six months ended June 30, 2011 and 2010, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Equity Investment in Real Estate Acquired
In January 2011, we and our affiliate, Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”) acquired a venture as a tenancy-in-common in which we and CPA®:17 — Global hold interests of 15% and 85%, respectively, and account for under the equity method of accounting. The venture purchased properties from C1000 B.V. (“C1000”), a leading Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $31.1 million, which was funded with our existing cash resources. In connection with this transaction, the venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was approximately $1.9 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million, of which our share was approximately $14.7 million, which bears interest at a variable rate of three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the dates of acquisition and financing.
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
CPA®:15 6/30/2011 10-Q — 12

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Recurring Basis
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Money Market Funds — Our money market funds consisted of government securities and U.S. Treasury bills. These funds were classified as Level 1 as we used quoted prices from active markets to determine their fair values.
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
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$3,427	$3,427	$—	$—
Other securities	10,306	—	—	10,306
Derivative assets	2,040	—	—	2,040

Total	$15,773	$3,427	$—	$12,346

Liabilities:
Derivative liabilities	$(8,254)	$—	$(8,254)	$—

Total	$(8,254)	$—	$(8,254)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$51,229	$51,229	$—	$—
Other securities	10,513	—	—	10,513
Derivative assets	1,960	—	—	1,960

Total	$63,702	$51,229	$—	$12,473

Liabilities:
Derivative liabilities	$(10,378)	$—	$(10,378)	$—

Total	$(10,378)	$—	$(10,378)	$—

CPA®:15 6/30/2011 10-Q — 13

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$10,580	$1,960	$12,540	$9,975	$1,880	$11,855
Total gains or losses (realized and unrealized):
Included in earnings	—	80	80	—	(200)	(200)
Included in other comprehensive income	(50)	—	(50)	243	—	243
Amortization and accretion	(224)	—	(224)	(30)	—	(30)

Ending balance	$10,306	$2,040	$12,346	$10,188	$1,680	$11,868

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$80	$80	$—	$(200)	$(200)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$10,513	$1,960	$12,473	$9,865	$1,800	$11,665
Total gains or losses (realized and unrealized):
Included in earnings	—	80	80	—	(120)	(120)
Included in other comprehensive income	(21)	—	(21)	406	—	406
Amortization and accretion	(186)	—	(186)	(83)	—	(83)

Ending balance	$10,306	$2,040	$12,346	$10,188	$1,680	$11,868

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$80	$80	$—	$(120)	$(120)

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	At June 30, 2011		At December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,517,670	$1,513,997	$1,494,600	$1,479,740
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2011 and December 31, 2010.
CPA®:15 6/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determined the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We reviewed each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. We calculated impairment charges based on market conditions and assumptions that existed at the time of the impairment. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges,were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Real estate
Net investments in properties	$26,604	$10,361	$—	$—
Equity investments in real estate	4,652	1,107	—	—

	$31,256	$11,468	$—	$—

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Real estate
Net investments in properties	$26,604	$10,361	$—	$—
Equity investments in real estate	4,652	1,107	7,433	570

	$31,256	$11,468	$7,433	$570

Impairment Charges From Discontinued Operations:
Net investments in properties	4,710	8,562	—	—

	$4,710	$8,562	$—	$—

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
CPA®:15 6/30/2011 10-Q — 15

Notes to Consolidated Financial Statements
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
The following tables set forth certain information regarding our derivative instruments (in thousands):

	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
	Location	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives Designated as Hedging Instruments
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$—	$—	$(8,254)	$(10,378)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	2,040	1,960	—	—

Total derivatives		$2,040	$1,960	$(8,254)	$(10,378)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)		in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate cap	$—	$6	$—	$12
Interest rate swaps (a)	(1,689)	(3,224)	2,809	(6,759)

Total	$(1,689)	$(3,218)	$2,809	$(6,747)

(a)	For the three months ended June 30, 2011 and 2010, losses of $0.4 million and $1.1 million, respectively, were attributable to noncontrolling interests. For the six months ended June 30, 2011 and 2010, gains of $0.7 million and losses of $2.1 million, respectively, were attributable to noncontrolling interests.
CPA®:15 6/30/2011 10-Q — 16

Notes to Consolidated Financial Statements
During the three and six months ended June 30, 2011 and 2010, no gains or losses were reclassified from OCI into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives in Cash Flow	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Relationships	Recognized in Income	2011	2010	2011	2010
Stock warrants	Other income and (expenses)	$80	$(200)	$80	$(120)

Total		$80	$(200)	$80	$(120)

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
The derivative instruments that we had outstanding on our consolidated ventures at June 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration
	Type	Amount	Interest Rate (a)	Date	Date	Fair Value
3-Month Euribor (b) (c)	“Pay-fixed” swap	$141,706	5.6%	7/2006	7/2016	$(6,936)
3-Month Euribor (b) (c)	“Pay-fixed” swap	11,829	5.0%	4/2007	7/2016	(579)
3-Month Euribor (b) (c)	“Pay-fixed” swap	13,525	5.6%	4/2008	10/2015	(662)
1-Month LIBOR	“Pay-fixed” swap	3,227	6.5%	8/2009	9/2012	(77)

						$(8,254)

(a)	The effective interest rate represents the total of the swapped rate and the contractual margin.

(b)	Amounts are based upon the applicable exchange rate at June 30, 2011.

(c)	Amounts include, on a combined basis, noncontrolling interests in the notional amount and the net fair value liability position of the derivatives totaling $41.8 million and $2.0 million, respectively.
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
CPA®:15 6/30/2011 10-Q — 17

Notes to Consolidated Financial Statements
Embedded Credit Derivative
We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at both June 30, 2011 and December 31, 2010 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of less than $0.1 million. For the three months ended June 30, 2011 and 2010, these derivatives generated total unrealized losses of less than $0.1 million and unrealized gains of $0.9 million, respectively. For the six months ended June 30, 2011 and 2010, these derivatives generated unrealized losses of less than $0.1 million and unrealized gains of $0.7 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2011, we estimate that an additional $3.5 million, inclusive of amounts attributable to noncontrolling interests of $0.8 million, will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $9.0 million and $10.4 million at June 30, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $9.9 million or $12.3 million, respectively, inclusive of amounts attributable to noncontrolling interests totaling $2.5 million and $3.1 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2011, in certain areas, as shown in the table below. The percentages in the table below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.
CPA®:15 6/30/2011 10-Q — 18

Notes to Consolidated Financial Statements

At June 30, 2011
Region:
Total U.S.	63%

France	14%
Other Europe	23%

Total Europe	37%

Total	100%

Property Type:
Office	25%
Warehouse/Distribution	17%
Retail	17%
Industrial	15%
Self-storage	12%
Other	14%

Total	100%

Tenant Industry:
Retail	25%
Other	75%

Total	100%

Tenant:
Mercury Partners/U-Haul Moving (US)	12%
There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.
Note 9. Commitments and Contingencies
Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.
Note 10. Impairment Charges
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
CPA®:15 6/30/2011 10-Q — 19

Notes to Consolidated Financial Statements
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net investments in properties	$10,361	$—	$10,361	$—

Total impairment charges included in expenses	10,361	—	10,361	—
Equity investments in real estate (a)	1,107	—	1,107	570

Total impairment charges included in income from continuing operations	11,468	—	11,468	570
Impairment charges included in discontinued operations	—	—	8,562	—

Total impairment charges	$11,468	$—	$20,030	$570

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.
Impairment charges recognized during the three and six months ended June 30, 2011 were as follows:
Best Buy Stores, L.P.
During the second quarter of 2011, we recognized an impairment charge totaling $10.4 million, inclusive of amounts attributable to noncontrolling interests of $3.8 million, on several properties leased to Best Buy Stores, L.P. to reduce their carrying values to their estimated fair values based on a potential sale of the properties. At June 30, 2011, the land was classified as Net investment in properties and building was classified as Net investments in direct financing leases in the consolidated financial statements. We also recognized an impairment charge totaling $15.2 million on these properties during the fourth quarter of 2010.
The Talaria Company (Hinckley)
During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million to reduce the carrying value of our interest in the venture to its estimated fair value. At June 30, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements. We also recognized an other-than-temporary impairment charge on our interest in this venture in 2010 as described below.
Symphony IRI Group, Inc.
During the first quarter of 2011, we recognized an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, on a property leased to Symphony IRI Group, Inc. to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. In June 2011, the property was sold (Note 13). At June 30, 2011, the results of operations of this property are included in (Loss) income from discontinued operations in the consolidated financial statements.
Impairment charges recognized during the three and six months ended June 30, 2010 were as follows:
The Talaria Company (Hinckley)
During the first quarter of 2010, we recognized an other-than-temporary impairment charge of $0.6 million to reduce the carrying value of our interest in the venture to its estimated fair value based on a potential sale of the property, which was not consummated. At June 30, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Note 11. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2011.
CPA®:15 6/30/2011 10-Q — 20

Notes to Consolidated Financial Statements
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

		CPA®:15	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1, 2011	$1,054,089	$835,316	$218,773
Shares issued	14,944	14,944	—
Contributions	4,862	—	4,862
Net income	30,339	22,509	7,830
Distributions	(62,926)	(47,141)	(15,785)
Change in other comprehensive income	20,707	15,349	5,358
Shares repurchased	(1,557)	(1,557)	—

Balance at June 30, 2011	$1,060,458	$839,420	$221,038

		CPA®:15	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1, 2010	$1,121,805	$852,178	$269,627
Shares issued	15,437	15,437	—
Contributions	1,415	—	1,415
Net income	38,175	22,608	15,567
Distributions	(63,524)	(45,870)	(17,654)
Change in other comprehensive loss	(36,347)	(25,315)	(11,032)
Shares repurchased	(1,233)	(1,233)	—

Balance at June 30, 2010	$1,075,728	$817,805	$257,923

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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At June 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.3 million and $0.2 million, respectively, that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2011 and December 31, 2010, we had $0.1 million of accrued interest related to uncertain tax positions.
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
CPA®:15 6/30/2011 10-Q — 21

Notes to Consolidated Financial Statements
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$222	$1,657	$522	$2,951
Expenses	(452)	(1,418)	(1,003)	(2,887)
Gain on deconsolidation of a subsidiary	—	—	4,501	—
Gain (loss) on sale of real estate	589	—	1,247	(162)
Impairment charges	—	—	(8,562)	—

Income (loss) from discontinued operations	$359	$239	$(3,295)	$(98)

2011 — During the six months ended June 30, 2011, we sold three domestic properties leased to Childtime Childcare, Inc. for $4.1 million, net of selling costs, and recognized a net gain on these sales of $1.3 million, of which $0.7 million was recognized during the second quarter, excluding impairment charges of $0.3 million recognized in the fourth quarter of 2010.
In addition, in June 2011, we sold a domestic property leased to Symphony IRI Group, Inc. for $4.1 million, net of selling costs, inclusive of amounts attributable to noncontrolling interests of $1.4 million. We recognized a net loss on this sale of less than $0.1 million, excluding an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, recognized in the first quarter of 2011 to reduce its carrying value to its estimated fair value, which reflected the contracted sale price.
In February 2011, when we stopped making payments on the related non-recourse debt obligation, a consolidated subsidiary consented to a court order appointing a receiver involving properties that were previously leased to Advanced Accessory Systems LLC. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary following possession of the properties by the receiver in February 2011, the subsidiary was deconsolidated during the first quarter of 2011. At the date of deconsolidation, the properties had a carrying value of $2.7 million, reflecting the impact of impairment charges of $8.4 million recognized in prior years, and the related non-recourse mortgage loan had an outstanding balance of $6.1 million. In connection with this deconsolidation, we recognized a gain of $4.5 million during the first quarter of 2011. We believe that our retained interest in this deconsolidated entity had no value at the date of deconsolidation. We have recorded income (loss) from operations and gain recognized upon deconsolidation as discontinued operations, as we have no significant influence on the entity and there are no continuing cash flows from the properties (Note 2).
2010 — In March 2010, we sold a domestic property for $6.2 million, net of selling costs, and recognized a loss on the sale of $0.2 million. Prior to this sale, we repaid the non-recourse mortgage loan encumbering the property, which had an outstanding balance of $5.8 million.
Note 14. Subsequent Events
In July 2011, a venture in which we and CPA®:16 — Global hold interests of 30% and 70%, respectively, and which we account for under the equity method of accounting, sold eleven properties leased to PETsMART, Inc. for approximately $74.0 million. Our share of the sale price is approximately $22.2 million.
CPA®:15 6/30/2011 10-Q — 22

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
Financial Highlights
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	$68,897	$66,404	$133,134	$134,171
Net income attributable to CPA®:15 shareholders	9,981	12,508	22,509	22,608
Cash flow from operating activities			77,757	84,822

Distributions paid	23,505	22,855	46,839	45,553

Supplemental financial measures:
Funds from operations — as adjusted (AFFO)	29,524	27,271	55,689	52,556
Adjusted cash flow from operating activities			66,794	66,819
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
Total revenues increased for the three months ended June 30, 2011 as compared to the same period in 2010, due primarily to an out-of-period adjustment recorded during the second quarter of 2011 which increased lease revenue $3.0 million, partially offset by the effect of property sales on lease revenue.
Net income attributable to CPA®:15 shareholders decreased during both the three and six months ended June 30, 2011 as compared to the same periods in the prior year. Results of operations during the three and six months ended June 30, 2011 reflect impairment charges recognized totaling $11.5 million and $20.0 million, respectively.
Cash flow from operating activities decreased in the six months ended June 30, 2011 as compared to the prior year period, primarily due to reductions in operating results related to recent property sales and lease restructuring transactions as well as changes in our working capital.
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, our AFFO supplemental measure increased, reflecting an out-of-period adjustment to lease revenues. For the six months ended June 30, 2011 as compared to the same period in 2010, our adjusted cash flow from operating activities supplemental measure was substantially the same.
CPA®:15 6/30/2011 10-Q — 23

Our quarterly cash distribution increased to $0.1821 per share for the second quarter of 2011, which equates to $0.7284 per share on an annualized basis.
Recent Developments
As of the date of this Report, we are focused on managing our existing portfolio of properties. We have previously stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from our public offerings, which occurred in 2004. During the second quarter of 2011, our board of directors formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by our advisor. The special committee is authorized to retain, and has retained, legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets either on a portfolio basis or individually, or listing of our shares on a stock exchange, and similar to prior liquidity transactions undertaken by other Corporate Property Associates (“CPA®”) programs managed by our advisor, including most recently Corporate Property Associates 14 Incorporated, which merged with and into a subsidiary of Corporate Property Associates 16 — Global Incorporated on May 2, 2011, it could involve one or more other CPA® REITs and/or affiliates of our advisor. The execution of a liquidity transaction could be affected by a variety of factors, such as the availability of financing on acceptable terms, conditions in the economy, stock market volatility, and the commercial real estate market and the performance of our tenants, many of which are factors outside of our control. There can be no assurance that the advisor’s efforts or those of our special committee will result in the occurrence of a liquidity transaction in the near future or at all.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. Through the end of the second quarter of 2011, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we experienced an improved financing environment during the six months ended June 30, 2011 as compared to the prior year period. As recent geopolitical events have shown, however, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, as of the date of this Report, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, is presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 37% of our annualized contractual minimum base rent for the three months ended June 30, 2011. During the six months ended June 30, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 9% to $1.4391 at June 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet at June 30, 2011 as compared to our balance sheet at December 31, 2010. During the six months ended June 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 5% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values, future results, financial position and cash flows.
Capital Markets
Capital markets conditions continue to exhibit evidence of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt. Over the past several quarters, capital inflows to both commercial real estate debt and equity markets have helped increase the availability of mortgage financing and asset prices continue to recover from their credit crisis lows. The availability of financing for domestic secured transactions has expanded during the first six months of 2011; however, lenders remain cautious and continue to employ conservative underwriting standards. Commercial real estate capitalization rates remain low compared to credit crisis highs, especially for higher-quality assets or assets leased to tenants with strong credit. The improvement in financing conditions combined with a stabilization of prices for high quality assets has helped to increase transaction activity, however, increased competition from both public and private investors continues. During the beginning of the third quarter of 2011, we noted increased volatility in the capital markets; however it is not yet possible to determine whether this recent activity will have any impact on our business.
CPA®:15 6/30/2011 10-Q — 24

Financing Conditions
Over the past several quarters, we have seen a gradual improvement in both the credit and real estate financing markets. During the second quarter of 2011, we continued to see an increase in the number of lenders for domestic investments as market conditions improved compared to prior years. However, also during the second quarter of 2011, the sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and have made it more challenging to obtain debt for certain international deals. During the six months ended June 30, 2011, we obtained non-recourse mortgage financing totaling $29.8 million (on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. Despite improvements in expectations, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates and lower demand for vacant space. Recently, there have been some indications of stabilization in asset values and slight improvements in occupancy rates. We are chiefly affected by changes in the appraised values of our properties (Note 10), tenant defaults, inflation, lease expirations, and occupancy rates.
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
As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our estimated NAV per share at December 31, 2010 decreased to $10.40, a 3% decline from our December 31, 2009 estimated NAV per share of $10.70.
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
The continued improvements in general business conditions have favorably impacted the overall credit quality of our tenants. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
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
CPA®:15 6/30/2011 10-Q — 25

Inflation
Our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen recent signs of inflationary pressure, during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in coming years.
Lease Expirations and Occupancy
At June 30, 2011, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term, or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. Our occupancy was 98% at June 30, 2011, an increase of 1% from December 31, 2010. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms.
Proposed Accounting Changes
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the fourth quarter of 2011, with a final standard by mid-2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
Additionally, the Emerging Issues Task Force, or EITF, of the FASB, has reached a consensus-for-exposure on the following Issue:
EITF Issue 10-E, Accounting for Deconsolidation of a Subsidiary That Is In-Substance Real Estate — At its June 2011 meeting, the EITF reached a consensus-for-exposure that an investor that consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This consensus will impact the timing of our recognition of gains in the event a property is placed into receivership. Prior to implementation of this guidance, it was permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity. After the implementation of this guidance, we will be required to wait until title passes before recognition of such gains, similar to accounting for the sale of the asset. The EITF has not yet determined an effective date for this Issue.
CPA®:15 6/30/2011 10-Q — 26

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2011	2010
Rental income	$114,495	$115,360
Interest income from direct financing leases	15,088	15,741

	$129,583	$131,101

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six Months Ended June 30,
Lessee	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$16,154	$16,154
Carrefour France, S.A. (a) (b)	10,170	9,993
Life Time Fitness, Inc. (a) (c)	10,081	7,070
OBI A.G. (a) (b)	8,609	8,034
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b) (d)	7,936	7,174
True Value Company (a)	7,191	7,213
Pohjola Non-Life Insurance Company (a) (b)	4,684	4,339
TietoEnator plc. (a) (b)	4,387	4,097
Police Prefecture, French Government (a) (b) (e)	4,114	4,143
Universal Technical Institute (f)	3,841	3,366
Médica — France, S.A. (a) (b)	3,418	3,238
Foster Wheeler, Inc.	3,134	3,135
Thales S.A. (a) (b)	2,200	2,087
Oriental Trading Company	2,022	1,954
Advanced Micro Devices (g)	—	4,966
Other (a) (b)	41,642	44,138

	$129,583	$131,101

(a)	These revenues are generated in consolidated ventures, generally with our affiliates and, on a combined basis, include revenues applicable to noncontrolling interests totaling $34.4 million and $36.1 million for the six months ended June 30, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 increased by approximately 5% in comparison to the same period in 2010, resulting in a favorable impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	The increase is due to an out-of-period adjustment made in the second quarter of 2011 (Note 2).

(d)	In April 2011, an expansion project was completed and contributed $0.3 million of lease revenue for the period.

(e)	The decrease was due to a CPI-based (or equivalent) rent decrease.

(f)	The increase was due to a CPI-based (or equivalent) rent increase.

(g)	In connection with a debt refinancing in August 2010, the structure of this venture was modified, and as a result it is being accounted for as a tenancy-in-common interest. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.
CPA®:15 6/30/2011 10-Q — 27

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Six Months Ended June 30,
Lessee	at June 30, 2011	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$18,434	$17,216
Marriott International, Inc.	47%	8,596	8,353
C1000 B.V. (b) (c)	15%	7,052	—
Advanced Micro Devices, Inc. (d)	33%	5,972	—
PETsMART, Inc. (e)	30%	3,808	4,130
Schuler A.G. (b)	34%	3,257	3,081
The Talaria Company (Hinckley) (f)	30%	2,501	2,284
Hologic, Inc.	64%	1,764	1,764
Del Monte Corporation	50%	1,763	1,763
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (g)	33%	1,365	1,401
Builders FirstSource, Inc.	40%	803	799
SaarOTEC and Goertz & Schiele Corp. (b) (h)	50%	255	502
The Upper Deck Company (i)	50%	—	1,597

		$55,570	$42,890

(a)	In addition to lease revenues, the venture also earned interest income of $0.9 million and $13.1 million on a note receivable during the six months ended June 30, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2011 weakened by approximately 5% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	We acquired our interest in this investment in January 2011.

(d)	In connection with a debt refinancing in August 2010, the structure of this venture was modified, and as a result it is being accounted for as a tenancy-in-common interest. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

(e)	In June 2010, the venture sold one property included in the PetsMART, Inc. portfolio, which resulted in a subsequent reduction in rent.

(f)	The increase was due to a lease restructuring in the fourth quarter of 2010.

(g)	The decrease was primarily due to the sale of a parcel of land in this venture in April 2010, which resulted in a subsequent reduction of rent.

(h)	In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent.

(i)	In December 2010, we filed two civil actions against the Upper Deck Company (“Upper Deck”) after Upper Deck stopped making rent payments for a year. In February 2011, we reached an agreement with Upper Deck whereby Upper Deck will pay us $3.0 million over three years, and pursuant to that agreement Upper Deck vacated the building in June 2011. Any payments received from Upper Deck will go towards the past due rent. As a result, during the six months ended June 30, 2011, we did not recognize any lease revenues from Upper Deck.
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
For the three months ended June 30, 2011 as compared to the same period in 2010, lease revenue increased $2.2 million, primarily due to an out-of-period adjustment recorded during the second quarter of 2011, increasing lease revenue by $3.0 million. This increase was partially offset by the effects of property sales during 2010 and 2011 which resulted in a decrease of $0.7 million.
CPA®:15 6/30/2011 10-Q — 28

For the six months ended June 30, 2011 as compared to the same period in 2010, lease revenue decreased $1.5 million, primarily due to a $5.0 million reduction related to the deconsolidation of the Advanced Micro Devices, Inc. venture in the third quarter of 2010 to account for it under the equity method of accounting. This decrease was partially offset by an out-of-period adjustment increasing lease revenue by $3.0 million and an expansion project completed in the second quarter of 2011 which contributed $0.3 million of lease revenue during the current year period.
Impairment charges
For the three and six months ended June 30, 2011, we recognized an impairment charges totaling $10.4 million for both periods presented, on several properties leased to Best Buy Stores, L.P. to reduce their carrying values to their estimated fair values based on a potential sale of the properties.
Allowance for Credit losses
During the six months ended June 30, 2011, we recorded an allowance for credit losses of $1.4 million on a direct financing lease as a result of the tenant experiencing financial difficulties.
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
For the three months ended June 30, 2011 as compared to the same period in 2010, income from equity investments in real estate decreased by $3.4 million, primarily due to a decrease in equity income related to the former Goertz & Schiele Corp. venture of $1.4 million, the Talaria (Hinckley) venture of $1.1 million and the Hellweg venture totaling $1.3 million. The decrease in income in equity investments in real estate related to the Goertz & Schiele Corp. venture is a result of a one time distribution received from the venture of $1.6 million during the second quarter of 2010. The decrease in income from the Hellweg venture is primarily the result of the exercise of a purchase option in November 2010. The decrease in income from the Talaria (Hinckley) venture is the result of an other-than-temporary impairment charge recognized during the second quarter of 2011 of $1.1 million to reflect the decline in the estimated fair value of the venture’s underlying net assets in comparison with the carrying value of our interest in the venture. These decreases were partially offset by income totaling $0.3 million contributed from the C1000 venture that we acquired in January 2011 and the deconsolidation of a venture in the third quarter of 2010 to account for it under the equity method of accounting.
For the six months ended June 30, 2011 as compared to the same period in 2010, income from equity investments in real estate decreased by $2.2 million, primarily due to a decrease in equity income related to the Hellweg venture of $1.6 million and the Talaria (Hinckley) venture of $0.5 million. The decrease in income from the Hellweg venture is primarily the result of the exercise of a purchase option in November 2010, while the decrease in income from the Talaria (Hinckley) venture is the result of an increase in the level of other-than-temporary impairment charges recognized during the six months ended June 30, 2011 as compared to the comparable prior year period. During the six months ended June 30, 2011, we recognized an other-than temporary impairment charge of $1.1 million as compared to $0.6 million recognized in the same prior year period.
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
For the three months ended June 30, 2011, we recognized net other income of $2.3 million as compared to net other expenses of $2.7 million recognized during the same period in 2010. Other income for the current year period is comprised of a gain of $1.2 million recognized on the exercise of stock warrants, as well as net realized and unrealized gains on foreign currency transactions of $0.6 million and $0.4 million, respectively. During the comparable prior year period, we recognized net realized and unrealized losses on foreign currency transactions of $1.1 million and $1.5 million, respectively.
CPA®:15 6/30/2011 10-Q — 29

For the six months ended June 30, 2011, we recognized net other income of $4.0 million as compared to net other expenses of $3.5 million recognized during the same period in 2010. In addition to the $1.2 million gain recognized on the exercise of stock warrants mentioned above, other income for the current year period is primarily comprised of net unrealized and realized gains on foreign currency transactions of $1.6 million and $0.8 million, respectively, as compared to net unrealized and realized losses recognized in the prior year period of $2.3 million and $1.1 million, respectively.
Discontinued Operations
For the six months ended June 30, 2011 and 2010, we recognized net losses from discontinued operations of $3.3 million and less than $0.1 million, respectively. The net loss recognized during the current year period is primarily comprised of an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, recognized in the first quarter of 2011 to reduce the carrying value of the Symphony IRI Group, Inc. property to its estimated fair value, which reflected the contracted sale price, partially offset by a $4.5 million gain on deconsolidation of a subsidiary we recognized when we consented to a court order appointing a receiver on properties previously leased to Advanced Accessory Systems LLC (Note 13) and a net gain on the sale of real estate of $1.2 million.
Net Income Attributable to CPA®:15 Shareholders
For the three and six months ended June 30, 2011, as compared to the same periods in 2010, the resulting net income attributable to CPA®:15 shareholders decreased by $2.5 million and $0.1 million, respectively.
Funds from Operations — as Adjusted (AFFO)
For the three and six months ended June 30, 2011 as compared to the same periods in 2010, AFFO increased by $2.3 million and $3.1 million, respectively, primarily due to the impact of an out-of-period adjustment to lease revenues. AFFO is a non-GAAP measure we use to evaluate our business. For a definition of AFFO and a reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below.
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
Operating Activities
During the six months ended June 30, 2011, we used cash flows from operating activities of $77.8 million to fund cash distributions to shareholders of $46.8 million, excluding $9.6 million in dividends that were reinvested by shareholders in shares of our common stock through our distribution reinvestment and stock purchase plan, and to pay distributions of $15.8 million to affiliates that hold noncontrolling interests in various entities with us. Cash flow from operating activities during the six months ended June 30, 2011 decreased by $7.1 million as compared to the same prior year period. This decrease was primarily due to reductions in operating results related to several property sales and lease restructuring transactions in 2010 and 2011 as well as changes in our working capital.
CPA®:15 6/30/2011 10-Q — 30

Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchase and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the six months ended June 30, 2011, we made contributions to unconsolidated ventures totaling $35.3 million, including $30.4 million to a venture to acquire six properties from C1000 B.V. and $4.9 million to another venture to pay off its maturing non-recourse mortgage loan. We used $4.5 million to fund construction costs for an expansion project that was placed into service during the second quarter of 2011. We received distributions from our equity investments in real estate in excess of cumulative equity income of $19.6 million as well as proceeds of $8.6 million from the sale of four properties. Funds totaling $36.8 million and $34.1 million, respectively, were invested in and released from lender-held investment accounts. In January 2011, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.2 million.
Financing Activities
As noted above, during the six months ended June 30, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled mortgage principal installments of $49.1 million. We received $20.0 million in proceeds from mortgage financing as a result of refinancing two maturing mortgage loans. We also received $4.9 million in contributions from holders of noncontrolling interests in ventures that we consolidate. Funds totaling $32.1 million and $37.5 million, respectively, were released from and placed in lender-held escrow accounts for mortgage-related payments. We also used $1.6 million to repurchase shares through our redemption plan.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. We may make limited exceptions to the suspension of the plan in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. During the six months ended June 30, 2011, we received requests to redeem 160,973 shares of our common stock pursuant to our redemption plan and we redeemed all of these requests at a price of $9.67 per share, all of which were redeemed pursuant to the limited exceptions to the redemption plan described above. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to the distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the six months ended June 30, 2011 was $66.8 million and remained relatively unchanged compared to the same period in 2010.
CPA®:15 6/30/2011 10-Q — 31

Summary of Financing
The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2011	December 31, 2010
Balance
Fixed rate	$1,234,963	$1,229,357
Variable rate (a)	282,707	265,243

Total	$1,517,670	$1,494,600

Percent of total debt
Fixed rate	81%	82%
Variable rate (a)	19%	18%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.8%	5.8%
Variable rate (a)	5.3%	5.3%

(a)	Variable-rate debt at June 30, 2011 included (i) $170.3 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $112.4 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their term.
Cash Resources
At June 30, 2011, our cash resources consisted of cash and cash equivalents totaling $94.0 million. Of this amount, $23.7 million, at then-current exchange rates, was held in foreign bank accounts, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $32.4 million at June 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.
Cash Requirements
During the next twelve months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $116.1 million, as well as other normal recurring operating expenses. The scheduled mortgage principal payments include balloon payments on our mortgage loan obligations of $69.0 million, inclusive of amounts attributable to noncontrolling interests of $17.2 million, and exclude our share of balloon payments on our unconsolidated ventures of $18.4 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,518,929	$116,073	$446,434	$404,152	$552,270
Deferred acquisition fees — Principal	2,173	1,519	482	172	—
Interest on borrowings and deferred acquisition fees (b)	376,682	84,113	137,671	75,636	79,262
Subordinated disposition fees (c)	7,301	7,301	—	—	—
Operating and other lease commitments (d)	22,024	1,973	3,809	3,794	12,448

	$1,927,109	$210,979	$588,396	$483,754	$643,980

CPA®:15 6/30/2011 10-Q — 32

(a)	Excludes $1.3 million of unamortized discount on a note, which is included in Non-recourse debt at June 30, 2011.

(b)	Interest on un-hedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2011.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.4 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $33.9 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2011. At June 30, 2011, we had no material capital lease obligations for which we are the lessee, either individually or in the aggregate.
Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at June 30, 2011 are presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at June 30, 2011	Total Assets	Party Debt	Maturity Date
Del Monte Corporation	50%	$13,732	$9,934	8/2011
PETsMART, Inc.	30%	88,196	37,007	12/2011
C1000 B.V. (a)	15%	220,772	101,457	3/2013
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	46,846	22,780	8/2015
SaarOTEC and Goertz & Schiele Corp. (a)	50%	6,737	9,828	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	14,562	6,312	3/2017
Hellweg Die Profi-Baumarkte Gmbh & Co. KG (Hellweg 2) (a) (b)	38%	462,229	400,016	4/2017
Advanced Micro Devices, Inc.	33%	81,866	56,658	1/2019
Hologic, Inc.	64%	26,271	13,772	5/2023
The Talaria Company (Hinckley)	30%	49,103	28,814	6/2025
Marriott International, Inc.	47%	132,484	—	N/A
Schuler A.G. (a)	34%	73,437	—	N/A
The Upper Deck Company	50%	25,426	—	N/A

		$1,241,661	$686,578

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2011.

(b)	Ownership interest represents our combined interest in two ventures. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $23.7 million at June 30, 2011.
CPA®:15 6/30/2011 10-Q — 33

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
Upon exercise of the relevant option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at June 30, 2011 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $0.6 million, with our share approximating $0.2 million. In addition, our maximum exposure to loss on these ventures was $15.4 million (inclusive of both our existing investment and the amount to fund our future commitment).
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
Subsequent Events
In July 2011, a venture in which we and CPA®:16 — Global hold interests of 30% and 70%, respectively, and which we account for under the equity method of accounting, sold eleven properties leased to PETsMART, Inc. for approximately $74.0 million. Our share of the sale price is approximately $22.2 million.
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
CPA®:15 6/30/2011 10-Q — 34

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
CPA®:15 6/30/2011 10-Q — 35

FFO and AFFO for all periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to CPA®:15 - Global shareholders	$9,981	$12,508	$22,509	$22,608
Adjustments:
Depreciation and amortization of real property	14,246	14,864	28,523	30,008
(Gain) loss on sale of real estate, net	(589)	—	(1,247)	162
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at FFO:
Depreciation and amortization of real property	2,746	1,985	4,931	4,053
Loss (gain) on sale of real estate	17	(173)	17	(173)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(3,822)	(4,131)	(7,626)	(8,349)

Total adjustments	12,598	12,545	24,598	25,701

FFO — as defined by NAREIT	22,579	25,053	47,107	48,309

Adjustments:
Gain on deconsolidation of subsidiary	—	—	(4,501)	—
Other depreciation, amortization and non-cash charges	(514)	1,652	(2,001)	2,391
Straight-line and other rent adjustments	(2,159)	506	(2,183)	535
Impairment charges	10,361	—	18,923	—
Allowance for credit losses	—	—	1,357	—
Proportionate share of adjustments to equity in net income of partially owned entities to arrive at AFFO:
Other depreciation, amortization and other non-cash charges	12	(365)	36	(287)
Straight-line and other rent adjustments	183	200	324	397
Impairment charges	1,107	—	1,107	570
Proportionate share of adjustments for noncontrolling interests to arrive at AFFO	(2,045)	225	(4,480)	641

Total adjustments	6,945	2,218	8,582	4,247

AFFO (a)	$29,524	$27,271	$55,689	$52,556

(a)	The amounts previously reported for the three and six months ended June 30, 2010 of $26.3 million and $53.7 million, respectively, have been revised on the table above to reflect reclassifications made to conform to current year presentations.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated real estate joint ventures in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in real estate joint ventures that we consolidate; and eliminate changes in working capital. We hold a number of interests in real estate joint ventures, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.
We believe that adjusted cash flow from operating activities is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.
CPA®:15 6/30/2011 10-Q — 36

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash flow provided by operating activities	$77,757	$84,822
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	4,332	945
Distributions paid to noncontrolling interests, net	(13,536)	(16,230)
Changes in working capital	(1,759)	(2,718)

Adjusted cash flow from operating activities (a)	$66,794	$66,819

Distributions declared (weighted average share basis)	$47,082	$45,797

(a)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the six months ended June 30, 2010 has been adjusted to reflect this reclassification.
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
We hold a participation in the Carey Commercial Mortgage Trust (“CCMT”), a mortgage pool consisting of $172.3 million of mortgage debt collateralized by properties and lease assignments on properties jointly owned by us and two affiliates. With our affiliates, we also hold subordinated interests totaling $24.1 million, in which we own a 44% interest. The subordinated interests are payable only after all other classes of ownership receive their stated interest and related principal payments. The subordinated interests, therefore, could be affected by any defaults or nonpayment by lessees. At June 30, 2011, there have been no defaults. We account for the CCMT as a security that we expect to hold on a long-term basis. The value of the CCMT is subject to fluctuation based on changes in interest rates, economic conditions and the creditworthiness of lessees at the mortgaged properties. At June 30, 2011, we estimate that our total interest in CCMT had a fair value of $10.2 million, a decrease of $0.2 million from the fair value at December 31, 2010.
CPA®:15 6/30/2011 10-Q — 37

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
We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $8.3 million, inclusive of amounts attributable to noncontrolling interests of $2.0 million, at June 30, 2011.
Certain of our unconsolidated ventures, in which we have interests ranging from 30% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of less than $0.1 million during the six months ended June 30, 2011, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At June 30, 2011, substantially all of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at June 30, 2011 ranged from 4.3% to 10.0%. The annual interest rates on our variable-rate debt at June 30, 2011 ranged from 5.1% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2011, (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$51,517	$135,862	$147,818	$287,812	$199,638	$413,575	$1,236,222	$1,231,317
Variable rate debt	$4,888	$13,557	$10,792	$96,706	$3,924	$152,840	$282,707	$282,680
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2011 by an aggregate increase of $58.8 million or an aggregate decrease of $55.5 million, respectively.
Foreign Currency Exchange Rate Risk
We own investments in the European Union, and as a result are subject to risk from the effects of exchange rate movements of foreign currencies, primarily in the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligations to the lender and the tenant’s rental obligations to us in the same currency. We are generally a net receiver of the foreign currency (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended June 30, 2011, we recognized net unrealized and realized foreign currency transaction gains of $1.6 million and $0.8 million, respectively. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries. Through the date of this Report, we had not entered into any foreign currency forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.
We have obtained mortgage financing in the local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to dollars, the change in debt service, as translated to dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency rates.
CPA®:15 6/30/2011 10-Q — 38

Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $2.0 million.

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended June 30, 2011, we issued 245,096 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.40 per share, which was our most recently published estimated net asset value per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2011:

Maximum number (or
			Total number of shares	approximate dollar value)
			purchased as part of	of shares that may yet be
	Total number of	Average price	publicly announced	purchased under the
2011 Period	shares purchased (a)	paid per share	plans or program (a)	plans or program (a)
April	—	—	N/A	N/A
May	—	—	N/A	N/A
June	160,973	$9.67	N/A	N/A

Total	160,973

CPA®:15 6/30/2011 10-Q — 39

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our dividend reinvestment and share repurchase plan (“DRIP”) and other factors at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death or qualifying disability. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. The redemption plan will terminate if and when our shares are listed on a national securities market.

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
CPA®:15 6/30/2011 10-Q — 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date: August 12, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: August 12, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CPA®:15 6/30/2011 10-Q — 41

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.