Form 10-Q
period 2011-09-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2011-11-14
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Registrant has 130,927,665 shares of common stock, $0.001 par value, outstanding at November 4, 2011.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Income	3

Consolidated Statements of Comprehensive Income	4

Consolidated Statements of Cash Flows	5

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	43

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	44

Signatures	45

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
CPA®:15 9/30/2011 10-Q — 1

PART I

Item 1.	Financial Statements
CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $7,861 and $7,861, respectively)	$2,041,750	$2,091,380
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $1,296 and $1,167, respectively)	(331,426)	(298,531)

Net investments in properties	1,710,324	1,792,849
Net investments in direct financing leases	301,592	323,166
Equity investments in real estate	189,915	181,000
Assets held for sale	—	739

Net investments in real estate	2,201,831	2,297,754
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $1,165 and $561, respectively)	135,810	104,673
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $605 and $645, respectively)	149,262	163,610
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $671 and $833, respectively)	126,810	128,018

Total assets	$2,613,713	$2,694,055

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $4,330 and $4,480, respectively)	$1,436,698	$1,494,600
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $286 and $271, respectively)	40,498	40,587
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $131 and $63, respectively)	66,541	65,443
Due to affiliates	13,614	16,003
Distributions payable	23,796	23,333

Total liabilities	1,581,147	1,639,966

Commitments and contingencies (Note 9)

Equity:
CPA®:15 shareholders’ equity:
Common stock $0.001 par value 240,000,000 shares authorized 146,888,672 and 144,680,751 shares issued and outstanding, respectively	147	145
Additional paid-in capital	1,368,640	1,346,230
Distributions in excess of accumulated earnings	(361,540)	(330,380)
Accumulated other comprehensive loss	(8,216)	(10,099)
Less, treasury stock at cost, 16,352,872 and 16,191,899 shares, respectively	(172,137)	(170,580)

Total CPA®:15 shareholders’ equity	826,894	835,316
Noncontrolling interests	205,672	218,773

Total equity	1,032,566	1,054,089

Total liabilities and equity	$2,613,713	$2,694,055

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2011 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental income	$56,171	$55,841	$169,710	$170,247
Interest income from direct financing leases	10,816	7,316	24,998	22,137
Other operating income	1,753	1,647	5,304	4,716

	68,740	64,804	200,012	197,100

Operating Expenses
General and administrative	(2,232)	(1,925)	(6,395)	(5,959)
Depreciation and amortization	(14,287)	(14,565)	(42,979)	(44,065)
Property expenses	(10,722)	(9,723)	(29,678)	(29,054)
Impairment charges	(11,234)	(3,381)	(11,234)	(3,381)
Allowance for credit losses	(1,702)	—	(3,059)	—

	(40,177)	(29,594)	(93,345)	(82,459)

Other Income and Expenses
Other interest income	600	455	1,204	1,361
Income (loss) from equity investments in real estate	12,864	(4,907)	18,813	3,273
Other income and (expenses)	2,715	2,071	6,690	(1,414)
Gain on deconsolidation of a subsidiary	—	11,493	—	11,493
Interest expense	(21,719)	(21,831)	(64,556)	(66,788)

	(5,540)	(12,719)	(37,849)	(52,075)

Income from continuing operations before income taxes	23,023	22,491	68,818	62,566
Provision for income taxes	(1,697)	(697)	(4,432)	(3,352)

Income from continuing operations	21,326	21,794	64,386	59,214

Discontinued Operations
Income from operations of discontinued properties	269	797	723	1,714
Gain on deconsolidation of a subsidiary	—	—	4,501	—
Gain (loss) on sale of real estate	910	—	2,157	(162)
Loss on extinguishment of debt	(280)	—	(281)	—
Impairment charges	—	—	(18,922)	—

Income (loss) from discontinued operations	899	797	(11,822)	1,552

Net Income	22,225	22,591	52,564	60,766
Less: Net income attributable to noncontrolling interests	(4,957)	(6,228)	(12,787)	(21,795)

Net Income Attributable to CPA®:15 Shareholders	$17,268	$16,363	$39,777	$38,971

Earnings Per Share
Income from continuing operations attributable to CPA®:15 shareholders	$0.13	$0.13	$0.35	$0.31
Income (loss) from discontinued operations attributable to CPA®:15 shareholders	—	—	(0.04)	—

Net income attributable to CPA®:15 shareholders	$0.13	$0.13	$0.31	$0.31

Weighted Average Shares Outstanding	130,230,264	127,681,629	129,643,319	126,974,970

Amounts Attributable to CPA®:15 Shareholders
Income from continuing operations, net of tax	$16,465	$16,092	$45,251	$39,054
Income (loss) from discontinued operations, net of tax	803	271	(5,474)	(83)

Net income	$17,268	$16,363	$39,777	$38,971

Distributions Declared Per Share	$0.1823	$0.1813	$0.5463	$0.5430

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2011 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$22,225	$22,591	$52,564	$60,766
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(12,499)	20,328	5,420	(9,676)
Change in unrealized appreciation on marketable securities	(158)	245	(179)	650
Change in unrealized loss on derivative instruments	(5,476)	(959)	(2,667)	(7,705)

	(18,133)	19,614	2,574	(16,731)

Comprehensive income	4,092	42,205	55,138	44,035

Amounts Attributable to Noncontrolling Interests:
Net income	(4,957)	(6,228)	(12,787)	(21,795)
Foreign currency translation adjustments	3,293	(5,508)	(1,368)	3,411
Change in unrealized loss on derivative instruments	1,374	458	677	2,568

Comprehensive income attributable to noncontrolling interests	(290)	(11,278)	(13,478)	(15,816)

Comprehensive Income Attributable to CPA®:15 Shareholders	$3,802	$30,927	$41,660	$28,219

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2011 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash Flows — Operating Activities
Net income	$52,564	$60,766
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	44,232	46,621
Income from equity investments in real estate (in excess of) less than distributions received	(1,739)	5,588
Issuance of shares to affiliate in satisfaction of fees due	8,039	8,398
Straight-line rent and financing lease adjustments	(1,140)	6,239
Gain on deconsolidation of a subsidiary	(4,501)	(11,493)
(Gain) loss on sale of real estate	(2,157)	162
Unrealized (gain) loss on foreign currency transactions and others	(37)	288
Realized (gain) loss on foreign currency transactions and others	(2,513)	1,125
Gain on extinguishment of debt	(3,338)	—
Impairment charges	30,156	3,381
Allowance for credit losses	3,059	—
Decrease (increase) in cash held in escrow for operating activities	204	(107)
Net changes in other operating assets and liabilities	1,553	3,604

Net cash provided by operating activities	124,382	124,572

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	30,515	13,746
Capital contributions to equity investments	(35,263)	(736)
VAT paid in connection with acquisition of real estate	(695)	—
Capital expenditures	(4,192)	(152)
Proceeds from sale of real estate	62,665	6,154
Funds placed in escrow	(83,862)	(34,364)
Funds released from escrow	89,183	32,636
Payment of deferred acquisition fees to an affiliate	(2,212)	(3,530)

Net cash provided by investing activities	56,139	13,754

Cash Flows — Financing Activities
Distributions paid	(70,474)	(68,568)
Contributions from noncontrolling interests	8,095	6,976
Distributions to noncontrolling interests	(34,674)	(27,394)
Scheduled payments of mortgage principal	(61,438)	(65,598)
Prepayments of mortgage principal	(38,479)	—
Proceeds from mortgage financing	33,000	5,915
Funds placed in escrow	47,138	58,951
Funds released from escrow	(46,141)	(62,751)
Deferred financing costs and mortgage deposits	(394)	(160)
Proceeds from issuance of shares, net of issuance costs	14,373	14,705
Purchase of treasury stock	(1,557)	(1,887)

Net cash used in financing activities	(150,551)	(139,811)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	1,167	(2,121)

Net increase (decrease) in cash and cash equivalents	31,137	(3,606)
Cash and cash equivalents, beginning of period	104,673	69,379

Cash and cash equivalents, end of period	$135,810	$65,773

(continued)
CPA®:15 9/30/2011 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
Supplemental noncash investing activities (in thousands):
During the nine months ended September 30, 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the property by a receiver (Note 13). Also, in August 2010, a subsidiary in which we held interests and consolidated, modified its structure in connection with a refinancing and subsequently began to be accounted for under the equity method (Note 6). The following table presents the assets and liabilities of the subsidiaries on the date of deconsolidation:

	Nine Months Ended September 30,
	2011	2010
Assets:
Net investments in properties	$2,721	$58,743
Equity investments in real estate	—	(24,796)
Intangible assets	—	13,473
Cash and cash equivalents	—	7
Other assets	200	10,728

Total	$2,921	$58,155

Liabilities:
Non-recourse debt	$(6,143)	$(32,670)
Accounts payable, accrued expenses and other liabilities	(272)	(4)
Prepaid and deferred rental income and security deposits	(1,007)	(10,108)
Noncontrolling interests	—	(26,869)
Accumulated other comprehensive income	—	3

Total	$(7,422)	$(69,648)

See Notes to Consolidated Financial Statements.
CPA®:15 9/30/2011 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note 1. Business and Organization
Corporate Property Associates 15 Incorporated (“CPA®:15” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At September 30, 2011, our portfolio was comprised of our full or partial ownership interests in 321 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 29 million square feet (on a pro rata basis), with an occupancy rate of approximately 96%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).
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
Information about International Geographic Areas
For the periods presented, our international investments were comprised of investments in the European Union. The following tables present information about these investments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$26,154	$23,752	$78,106	$72,708

	September 30, 2011	December 31, 2010
Net investments in real estate	$937,561	$908,543
Out-of-Period Adjustments
During the third quarter of 2011, we identified several calculation and classification errors in the consolidated financial statements related to 2006 through 2010 and the first and second quarters of 2011, which are primarily attributable to errors in the amortization of direct finance lease adjustments, an overaccrual of bad debt expense and an underaccrual of tax expense. As a result of these errors, our net income was overstated in 2007 by $0.4 million, understated in 2010 by $2.3 million and understated in the quarters ended March 31, 2011 and June 30, 2011 by $0.7 million and $0.5 million, respectively. We concluded these adjustments were not material to our results for any of the prior year periods, and the quarterly periods in 2011, and as such, this cumulative change was recorded in the statement of operations in the third quarter of 2011 as an out-of-period adjustment of $3.1 million.
CPA®:15 9/30/2011 10-Q — 7

Notes to Consolidated Financial Statements
During the second quarter of 2011, we identified two errors in the consolidated financial statements related to the years 2006 through 2010. The first error related to the recognition of income taxes during 2008 through 2010, where the tax expenses were understated as a result of an error in preparing foreign tax returns. The second error related to the recognition of lease revenues in connection with an operating lease during 2006 through 2010. We concluded that these adjustments were not material to our results for any of the prior year periods or the quarter ended June 30, 2010, and as such, this cumulative change was recorded in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $0.7 million.
During the first quarter of 2010, we identified an error in the consolidated financial statements for the third and fourth quarters of 2009 related to the recognition of $0.3 million in cash received on a note receivable in both the third and fourth quarters of 2009. As a result of this error, net loss was understated by $0.6 million for the year ended 2009. We concluded that this adjustment was not material to our results for the year ended December 31, 2009 or the quarter ended March 31, 2010, and as such, this cumulative change was recorded in the statement of operations in the first quarter of 2010 as an out-of-period adjustment.
Future Accounting Requirements
The following Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”) are applicable to us in current or future reports, as indicated:
ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs — In May 2011, the FASB issued an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements. The amendments in the update explain how to measure fair value and do not require additional fair value measurements, nor are they intended to establish valuation standards or affect valuation practices outside of financial reporting. These new amendments will impact the level of information we provide, particularly for level 3 fair value measurements and the measurement’s sensitivity to changes in unobservable inputs, our use of a nonfinancial asset in a way that differs from that asset’s highest and best use, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the balance sheet but for which the fair value is required to be disclosed. These amendments are expected to impact the form of our disclosures only, are applicable to us prospectively and are effective for our interim and annual periods beginning in 2012.
ASU 2011-05, Presentation of Comprehensive Income — In June 2011, the FASB issued an update to ASC 220, Comprehensive Income. The amendments in the update change the reporting options applicable to the presentation of other comprehensive income (“OCI”) and its components in the financial statements. This update eliminates the option to present the components of OCI as part of the statement of changes in stockholders’ equity. Additionally, the update requires the consecutive presentation of the statement of net income and OCI. Finally, the update requires an entity to present reclassification adjustments on the face of the financial statements from OCI to net income. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.
CPA®:15 9/30/2011 10-Q — 8

Notes to Consolidated Financial Statements
Note 3. Agreements and Transactions with Related Parties
Transactions with the Advisor
We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement, which was scheduled to expire on September 30, 2011, was extended through December 31, 2011 in connection with the advisor beginning to consider liquidity alternatives on our behalf. See Recent Developments in Item 2. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Amounts included in operating expenses:
Asset management fees (a)	$3,259	$3,453	$9,782	$10,375
Performance fees (a)	3,259	3,453	9,782	10,375
Personnel reimbursements (b)	890	837	2,634	2,551
Office rent reimbursements (b)	198	177	546	577

	$7,606	$7,920	$22,744	$23,878

Transaction fees incurred:
Current acquisition fees (c)	$—	$—	$861	$—
Deferred acquisition fees (c) (d)	—	—	689	—
Mortgage refinancing fees (e)	218	—	374	28

	$218	$—	$1,924	$28

	September 30, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees (d)	$2,173	$3,696
Subordinated disposition fees (f)	7,523	7,249
Other fees due to affiliates	3,918	5,058

	$13,614	$16,003

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2011 and 2010, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in restricted shares, with the remaining 20% payable in cash. At September 30, 2011, the advisor owned 9,907,237 shares (7.6%) of our common stock.

(b)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through September 30, 2011, our current share of future annual minimum lease payments would be $0.7 million annually through 2016.

(c)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.

(d)	We paid annual deferred acquisition fee installments of $2.2 million and $3.5 million in cash to the advisor in January 2011 and 2010, respectively.

(e)	Mortgage refinancing fees are capitalized and amortized over the life of the new loans.

(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and payable to the advisor only in connection with a liquidity event. See Recent Developments in Item 2.
Joint Ventures and Other Transactions with Affiliates
We own interests in entities ranging from 15% to 75%, as well as jointly-controlled tenant-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.
CPA®:15 9/30/2011 10-Q — 9

Notes to Consolidated Financial Statements
Note 4. Net Investments in Properties
Net Investments in Properties
Net investments in properties, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	September 30, 2011	December 31, 2010
Land	$423,713	$461,495
Buildings	1,618,037	1,629,885
Less: Accumulated depreciation	(331,426)	(298,531)

	$1,710,324	$1,792,849

We did not acquire any real estate assets during the nine months ended September 30, 2011. Impairment charges recorded on net investments in properties are discussed in Note 10. Assets disposed of during the current year period are discussed in Note 13.
Other
In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $271.4 million, which are being amortized over periods ranging from eight to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $4.4 million and $5.8 million for the three months ended September 30, 2011 and 2010, respectively and $13.8 million and $17.0 million for the nine months ended September 30, 2011 and 2010, respectively.
Note 5. Finance Receivables
Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.
Credit Quality of Finance Receivables
We generally seek investments in facilities that we believe are critical each tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. During the nine months ended September 30, 2011, we established an allowance of $3.1 million for credit losses on two direct financing leases as a result of one tenant experiencing financial difficulties and the other tenant indicating that it will not renew its lease (Item 2). Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the third quarter of 2011.
CPA®:15 9/30/2011 10-Q — 10

Notes to Consolidated Financial Statements
A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Rating	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
1	2	2	$10,046	$36,605
2	6	8	52,639	58,653
3	7	5	229,390	214,908
4	3	3	9,517	13,000
5	—	—	—	—

			$301,592	$323,166

At September 30, 2011 and December 31, 2010, Other assets, net included $0.5 million and $1.4 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.
Note 6. Equity Investments in Real Estate
We own interests in single-tenant net lease properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments).
The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at September 30, 2011	September 30, 2011	December 31, 2010
Marriott International, Inc.	47%	$63,527	$65,081
Schuler A.G. (a)	34%	46,165	42,365
C1000 B.V. (a) (b)	15%	16,844	—
Hellweg Die Profi-Baumarkte GmbH & Co. KG (a) (c)	38%	13,641	16,104
Advanced Micro Devices (c)	33%	13,079	15,296
The Upper Deck Company (d)	50%	10,771	6,656
Hologic, Inc.	64%	8,402	8,391
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a) (e)	33%	6,064	6,214
The Talaria Company (Hinckley) (f)	30%	4,718	5,568
Del Monte Corporation (g)	50%	4,352	5,481
Builders FirstSource, Inc.	40%	1,548	1,568
PETsMART, Inc. (h)	30%	762	8,241
SaarOTEC and Goertz & Schiele Corp. (a)	50%	42	35

		$189,915	$181,000

(a)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.

(b)	We acquired our tenancy-in-common interest, under which the venture is under common control by us and our venture partner, in this investment in January 2011.

(c)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.

(d)	In February 2011, we made a contribution of $4.9 million to the venture to pay off its maturing mortgage loan.

(e)	During the third quarter of 2011, we recognized an other-than-temporary impairment charge of $0.6 million on this property.

(f)	During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million on this property.

(g)	In August 2011, the venture refinanced its existing non-recourse mortgage with new non-recourse mortgage financing and distributed the proceeds to the venture partners, of which our share was approximately $0.6 million.

(h)	In July 2011, the venture sold 11 of its retail properties for $74.0 million and distributed the proceeds to the venture partners, of which our share was $14.7 million. Our share of the gain was $9.6 million related to the sale of the assets. The venture still owns a distribution center.
CPA®:15 9/30/2011 10-Q — 11

Notes to Consolidated Financial Statements
The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

	September 30, 2011	December 31, 2010
Assets	$1,155,660	$979,051
Liabilities	(681,723)	(606,385)

Partners’/members’ equity	$473,937	$372,666

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$27,287	$27,477	$83,867	$84,490
Expenses	(16,951)	(12,162)	(52,221)	(39,089)
Impairment charges (a)	(224)	(208)	(264)	(8,238)

Net income	$10,112	$15,107	$31,382	$37,163

(a)	For the three months ended September 30, 2011, the amount represents an impairment charge incurred by the PETsMART, Inc. (“PETsMART”) venture in connection with the sale of 11 of its properties in July 2011. For the nine months ended September 30, 2011, the amount also includes an impairment charge incurred by a venture that leases property to Hellweg Die Profi-Baumarkte GmbH & Co. KG. Impairment charges for the nine months ended September 30, 2010 were incurred by a venture that leases property to the Talaria Company (Hinckley) in connection with the attempted sale of the property.
We recognized income from equity investments in real estate of $12.9 million and a loss of $4.9 million for the three months ended September 30, 2011 and 2010, respectively, and income of $18.8 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively. Income (loss) from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.
Equity Investment in Real Estate Acquired
In January 2011, we and our affiliate, Corporate Property Associates 17 — Global Incorporated (“CPA®:17 — Global”), acquired a venture as a tenancy-in-common in which we and CPA®:17 — Global hold interests of 15% and 85%, respectively, which we account for under the equity method of accounting. The venture purchased properties from C1000 B.V. (“C1000”), a leading Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $31.1 million, which was funded with our existing cash resources. In connection with this transaction, the venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was approximately $1.9 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million, of which our share was approximately $14.7 million, which bears interest at a variable rate of three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the dates of acquisition and financing, respectively.
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
CPA®:15 9/30/2011 10-Q — 12

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
Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.
The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Other securities	$10,240	$—	$—	$10,240
Derivative assets	1,720	—	—	1,720

Total	$11,960	$—	$—	$11,960

Liabilities:
Derivative liabilities	$(13,046)	$—	$(13,046)	$—

Total	$(13,046)	$—	$(13,046)	$—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
		Identical Assets	Observable Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$51,229	$51,229	$—	$—
Other securities	10,513	—	—	10,513
Derivative assets	1,960	—	—	1,960

Total	$63,702	$51,229	$—	$12,473

Liabilities:
Derivative liabilities	$(10,378)	$—	$(10,378)	$—

Total	$(10,378)	$—	$(10,378)	$—

CPA®:15 9/30/2011 10-Q — 13

Notes to Consolidated Financial Statements

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$10,306	$2,040	$12,346	$10,188	$1,680	$11,868
Total gains or losses (realized and unrealized):
Included in earnings	—	(320)	(320)	—	120	120
Included in other comprehensive income	(158)	—	(158)	244	—	244
Amortization and accretion	92	—	92	8	—	8

Ending balance	$10,240	$1,720	$11,960	$10,440	$1,800	$12,240

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(320)	$(320)	$—	$120	$120

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Other	Derivative	Total	Other	Derivative	Total
	Securities	Assets	Assets	Securities	Assets	Assets
Beginning balance	$10,513	$1,960	$12,473	$9,865	$1,800	$11,665
Total gains or losses (realized and unrealized):
Included in earnings	—	(240)	(240)	—	—	—
Included in other comprehensive income	(179)	—	(179)	650	—	650
Amortization and accretion	(94)	—	(94)	(75)	—	(75)

Ending balance	$10,240	$1,720	$11,960	$10,440	$1,800	$12,240

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—	$(240)	$(240)	$—	$—	$—

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.
Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	At September 30, 2011		At December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,436,698	$1,428,681	$1,494,600	$1,479,740
We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both September 30, 2011 and December 31, 2010.
CPA®:15 9/30/2011 10-Q — 14

Notes to Consolidated Financial Statements
Items Measured at Fair Value on a Non-Recurring Basis
We perform an assessment, when required, of the value of certain of our real estate investments in accordance with current authoritative accounting guidance. As part of that assessment, we determine the valuation of these assets using widely accepted valuation techniques, including expected discounted cash flows or an income capitalization approach, which considers prevailing market capitalization rates. We review each investment based on the highest and best use of the investment and market participation assumptions. We determined that the significant inputs used to value these investments fall within Level 3. As a result of our assessments, we calculated impairment charges based on market conditions and assumptions that existed at the time. The valuation of real estate is subject to significant judgment and actual results may differ materially if market conditions or the underlying assumptions change.
The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Net investments in properties	$19,250	$11,234	$21,408	$3,244
Net investments in direct financing leases	2,700	1,702	—	—
Equity investments in real estate	6,064	600	52,773	6,580
Intangible assets	—	—	662	137

	$28,014	$13,536	$74,843	$9,961

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
		Total Impairment		Total Impairment
	Total Fair Value	Charges or Allowance	Total Fair Value	Charges or Allowance
	Measurements	for Credit Losses	Measurements	for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Net investments in properties	$19,250	$11,234	$21,408	$3,244
Net investments in direct financing leases	4,700	3,059	—	—
Equity investments in real estate	10,716	1,708	60,206	7,150
Intangible assets	—	—	662	137

	$34,666	$16,001	$82,276	$10,531

Impairment Charges From Discontinued Operations:
Net investments in properties	$31,314	$18,922	$—	$—

	$31,314	$18,922	$—	$—

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
CPA®:15 9/30/2011 10-Q — 15

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
The following tables set forth certain information regarding our derivative instruments for the periods presented (in thousands):

Derivatives Designated	Balance Sheet	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments	Location	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$—	$—	$(13,046)	$(10,378)

Derivatives Not Designated
as Hedging Instruments
Stock warrants	Other assets, net	1,720	1,960	—	—

Total derivatives		$1,720	$1,960	$(13,046)	$(10,378)

CPA®:15 9/30/2011 10-Q — 16

Notes to Consolidated Financial Statements
The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized		Amount of Gain (Loss) Recognized
	in OCI on Derivatives (Effective Portion)		in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2011	2010
Interest rate cap	$—	$10	$—	$(23)
Interest rate swaps (a)	(5,476)	(969)	(2,667)	7,728

Total	$(5,476)	$(959)	$(2,667)	$7,705

(a)	For the three months ended September 30, 2011 and 2010, losses of $1.4 million and $0.5 million, respectively, were attributable to noncontrolling interests. For the nine months ended September 30, 2011 and 2010, losses of $0.7 million and gains of $2.6 million, respectively, were attributable to noncontrolling interests.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Relationships	Recognized in Income	2011	2010	2011	2010
Stock warrants	Other income and (expenses)	$(320)	$120	$(240)	$—

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
The derivative instruments that we had outstanding on our consolidated ventures at September 30, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

		Notional	Effective	Effective	Expiration
	Type	Amount	Interest Rate (a)	Date	Date	Fair Value
3-Month Euribor (b) (c)	“Pay-fixed” swap	$138,524	5.6%	7/2006	7/2016	$(11,455)
3-Month Euribor (b) (c)	“Pay-fixed” swap	9,590	5.0%	4/2007	7/2016	(793)
3-Month Euribor (b) (c)	“Pay-fixed” swap	8,925	5.6%	4/2008	10/2015	(738)
1-Month LIBOR	“Pay-fixed” swap	3,188	6.5%	8/2009	9/2012	(60)

						$(13,046)

(a)	The effective interest rate represents the total of the swapped rate and the contractual margin.

(b)	Amounts are based upon the applicable exchange rate at September 30, 2011.

(c)	Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $39.3 million and $3.2 million, respectively.
CPA®:15 9/30/2011 10-Q — 17

Notes to Consolidated Financial Statements
Stock Warrants
We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.
Embedded Credit Derivative
We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at both September 30, 2011 and December 31, 2010 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of less than $0.1 million. For the three months ended September 30, 2011 and 2010, these derivatives generated unrealized gains of less than $0.1 million and unrealized gains of $1.4 million, respectively. For the nine months ended September 30, 2011 and 2010, these derivatives generated unrealized losses of less than $0.1 million and $0.7 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.
Other
Amounts reported in OCI related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At September 30, 2011, we estimate that an additional $3.7 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million, will be reclassified as interest expense during the next twelve months.
Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At September 30, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $13.7 million and $10.4 million at September 30, 2011 and December 31, 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either September 30, 2011 or December 31, 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $15.1 million or $12.3 million, respectively, inclusive of amounts attributable to noncontrolling interests totaling $3.8 million and $3.1 million, respectively.
Portfolio Concentration Risk
Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the third quarter of 2011, in certain areas, as shown in the tables below. The percentages in the tables below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

At September 30,
Region:	2011
Total U.S.	63%

France	14%
Other Europe	23%

Total Europe	37%

Total	100%

CPA®:15 9/30/2011 10-Q — 18

Notes to Consolidated Financial Statements

At September 30,
2011
Property Type:
Office	25%
Warehouse/Distribution	17%
Retail	15%
Industrial	15%
Self-storage	13%
Other	15%

Total	100%

Tenant Industry:
Retail	22%
Other	78%

Total	100%

Tenant:
Mercury Partners/U-Haul Moving (US)	13%
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
The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net investments in properties	$11,234	$3,381	$11,234	$3,381

Total impairment charges included in expenses	11,234	3,381	11,234	3,381
Equity investments in real estate (a)	600	6,580	1,708	7,150

Total impairment charges included in income from continuing operations	11,834	9,961	12,942	10,531
Impairment charges included in discontinued operations	—	—	18,922	—

Total impairment charges	$11,834	$9,961	$31,864	$10,531

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate in the consolidated financial statements.
CPA®:15 9/30/2011 10-Q — 19

Notes to Consolidated Financial Statements
Impairment charges recognized during the three and nine months ended September 30, 2011 were as follows:
Waldaschaff Automotive GmbH
In September 2011, we recognized an other-than-temporary impairment charge of $0.6 million on our interest in a venture that leased properties to Waldaschaff Automotive GmbH in order to reduce the carrying value of our interest to its estimated fair value. At September 30, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Current USA, Inc.
In September 2011, we recognized an impairment charge of $11.2 million on a property leased to Current USA, Inc. in order to reduce its carrying value to its estimated fair value as the property was vacant and attempts to re-lease it at the prior rent rate were unsuccessful. At September 30, 2011, this property was classified as Net investments in properties in the consolidated financial statements.
Best Buy Stores, L.P.
During the second quarter of 2011, we recognized an impairment charge totaling $10.4 million, inclusive of amounts attributable to noncontrolling interests of $3.8 million, on several properties leased to Best Buy Stores, L.P. in order to reduce their carrying values to their estimated fair values based upon the potential sale of the properties, which was consummated in July 2011. We also recognized an impairment charge totaling $15.2 million on these properties during the fourth quarter of 2010. At September 30, 2011, the results of operations of these properties are included in Income (loss) from discontinued operations in the consolidated financial statements.
The Talaria Company (Hinckley)
During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million on our interest in a venture that leased properties to Hinckley in order to reduce the carrying value of our interest to its estimated fair value. We also recognized an other-than-temporary impairment charge on our interest in this venture in 2010 as described below. At September 30, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Symphony IRI Group, Inc.
During the first quarter of 2011, we recognized an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, on a property leased to Symphony IRI Group, Inc. in order to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. In June 2011, the property was sold (Note 13). At September 30, 2011, the results of operations of this property are included in Income (loss) from discontinued operations in the consolidated financial statements.
Impairment charges recognized during the three and nine months ended September 30, 2010 were as follows:
Thales S.A.
During both the three and nine months ended September 30, 2010, we recognized an impairment charge of $3.4 million, inclusive of amounts attributable to noncontrolling interests of $1.2 million, on a French property leased to Thales S.A. in order to reduce its carrying value to its estimated fair value, which reflected its appraised value. At September 30, 2011, this property was classified as Net investments in properties in the consolidated financial statements.
The Upper Deck Company
During both the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $4.8 million on our interest in a venture that leased properties to The Upper Deck Company (“Upper Deck”) in order to reduce the carrying value of our interest to its estimated fair value. At September 30, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.
Schuler A.G.
During both the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $1.5 million on our interest in a venture that leased properties to Schuler A.G. in order to reduce the carrying value of our interest to its estimated fair value. At September 30, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.
CPA®:15 9/30/2011 10-Q — 20

Notes to Consolidated Financial Statements
Görtz & Schiele GmbH & Co.
During both the three and nine months ended September 30, 2010, we recognized an other-than-temporary impairment charge of $0.2 million in order to reduce the carrying value of a venture that leased properties to Görtz & Schiele GmbH & Co. to zero due to its insolvency, which reflected the fair value of the venture’s net assets at September 30, 2010. At September 30, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.
The Talaria Company (Hinckley)
During the first quarter of 2010, we recognized an other-than-temporary impairment charge of $0.6 million on our interest in the venture that leased properties to Hinckley in order to reduce the carrying value of our interest in the venture to its estimated fair value based on a potential sale of the property, which was not consummated. At September 30, 2010, this venture was classified as Equity investments in real estate in the consolidated financial statements. We recognized an additional other-than-temporary impairment charge on our interest in the venture in 2011, as described above.
Note 11. Noncontrolling Interests
Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the nine months ended September 30, 2011.
The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Nine Months Ended September 30, 2011
		CPA®:15	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1	$1,054,089	$835,316	$218,773
Shares issued	22,412	22,412	—
Contributions	8,095	—	8,095
Net income	52,564	39,777	12,787
Distributions	(105,611)	(70,937)	(34,674)
Change in other comprehensive income	2,574	1,883	691
Shares repurchased	(1,557)	(1,557)	—

Balance at September 30	$1,032,566	$826,894	$205,672

	Nine Months Ended September 30, 2010
		CPA®:15	Noncontrolling
	Total Equity	Shareholders	Interests
Balance at January 1	$1,121,805	$852,178	$269,627
Shares issued	23,103	23,103	—
Contributions	6,976	—	6,976
Net income	60,766	38,971	21,795
Distributions	(96,439)	(69,045)	(27,394)
Change in other comprehensive loss	(16,731)	(10,752)	(5,979)
Shares repurchased	(1,887)	(1,887)	—
Deconsolidation of a subsidiary (a)	(26,870)	—	(26,870)

Balance at September 30	$1,070,723	$832,568	$238,155

(a)	In August 2010, a venture in which we held a 33% interest and which we consolidated modified its structure in connection with a refinancing to a tenancy-in-common. As a result, we recorded an adjustment to deconsolidate this venture and record it under the equity method of accounting. See Results of Operations for further detail.
CPA®:15 9/30/2011 10-Q — 21

Notes to Consolidated Financial Statements
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
We account for uncertain tax positions in accordance with current authoritative accounting guidance. At September 30, 2011 and December 31, 2010, we had unrecognized tax benefits of $0.3 million and $0.2 million, respectively, that if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both September 30, 2011 and December 31, 2010, we had $0.1 million of accrued interest related to uncertain tax positions.
Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2005 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.
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
The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$616	$2,571	$2,999	$7,397
Expenses	(347)	(1,774)	(2,276)	(5,683)
Gain on deconsolidation of a subsidiary	—	—	4,501	—
Gain (loss) on sale of real estate	910	—	2,157	(162)
Loss on extinguishment of debt	(280)	—	(281)	—
Impairment charges	—	—	(18,922)	—

Income (loss) from discontinued operations	$899	$797	$(11,822)	$1,552

2011 — During the nine months ended September 30, 2011, we sold four properties leased to Childtime Childcare, Inc. for $5.7 million, net of selling costs, and recognized a net gain on these sales of $2.0 million, of which $0.6 million was recognized during the third quarter, excluding impairment charges of $0.3 million recognized in the fourth quarter of 2010.
In September 2011, we sold several properties leased to Best Buy Stores L.P. for $52.5 million, net of selling costs, including amounts attributable to noncontrolling interests of $19.4 million. Our share of the proceeds was $33.1 million, and we recognized a net gain on the sale of the real estate of $0.3 million and a net loss on the defeasance of the related loan of $0.3 million. In connection with the sale, we recognized an impairment charge of $10.4 million on this investment, inclusive of amounts attributable to noncontrolling interests of $3.8 million, in the second quarter of 2011.
In addition, in June 2011, we sold a property leased to Symphony IRI Group, Inc. for $4.1 million, net of selling costs, inclusive of amounts attributable to noncontrolling interests of $1.4 million, and recognized a net loss on this sale of less than $0.1 million. This amount excluded an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, that we recognized in the first quarter of 2011 to reduce its carrying value to the estimated fair value of the property, which reflected the contracted sale price.
CPA®:15 9/30/2011 10-Q — 22

Notes to Consolidated Financial Statements
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
CPA®:15 9/30/2011 10-Q — 23

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
Financial Highlights
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$68,740	$64,804	$200,012	$197,100
Net income attributable to CPA®:15 shareholders	17,268	16,363	39,777	38,971
Cash flow from operating activities			124,382	124,572

Distributions paid	23,635	23,015	70,474	68,568

Supplemental financial measures:
Modified funds from operations (MFFO)	28,441	31,786	85,430	88,909
Adjusted cash flow from operating activities			101,213	95,350
We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations, or MFFO, and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.
Total revenues increased for both the three and nine months ended September 30, 2011 as compared to the same periods in 2010. Revenues during the current year periods benefited from rent increases, the positive impact of foreign currency fluctuations and an out-of-period adjustment recorded in the third quarter of 2011 (Note 2). These increases were partially offset by the impact of tenant activity, including property sales and lease restructurings, and the deconsolidation of a property in the first quarter of 2011.
Net income attributable to CPA®:15 shareholders remained relatively flat for both the three and nine month periods ended September 30, 2011, as compared to the same periods in 2010. Increases in revenues as well as gains recognized on property sales, the deconsolidation of an investment and the repurchase of a loan were substantially offset by an increase in impairment charges recognized in the current year periods versus the prior year periods.
For both the three and nine months ended September 30, 2011 as compared to the same periods in 2010, our MFFO supplemental measure decreased primarily due to the impact of lease restructurings and property sales in the current year periods.
Cash flow from operating activities remained relatively flat in the nine months ended September 30, 2011 as compared to the prior year period. For the nine months ended September 30, 2011 as compared to the same period in 2010, adjusted cash flow from operating activities increased primarily due to a delay in the timing of the receipt of net rental income in the third quarter of 2010.
CPA®:15 9/30/2011 10-Q — 24

Our quarterly cash distribution increased to $0.1823 per share for the third quarter of 2011, which equates to $0.7292 per share on an annualized basis.
Recent Developments
As of the date of this Report, we are focused on managing our existing portfolio of properties. We have previously stated our intention to consider liquidity events for investors generally commencing eight years following the investment of substantially all of the net proceeds from our public offerings, which occurred in 2004. As previously reported, during the second quarter of 2011 our board of directors formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by our advisor. The special committee has retained legal and financial advisors to assist the committee in its review. A liquidity transaction could take a variety of forms, including, without limitation, a merger and/or sale of assets either on a portfolio basis or individually, or listing of our shares on a stock exchange, and similar to prior liquidity transactions undertaken by other Corporate Property Associates (“CPA®”) programs managed by our advisor, including most recently Corporate Property Associates 14 Incorporated, which merged with and into a subsidiary of Corporate Property Associates 16 — Global Incorporated on May 2, 2011, it could involve one or more other CPA® REITs and/or affiliates of our advisor. The execution of a liquidity transaction could be affected by a variety of factors, such as the availability of financing on acceptable terms, conditions in the economy, stock market volatility, and the commercial real estate market and the performance of our tenants, many of which are factors outside of our control. There can be no assurance that the advisor’s efforts or those of our special committee will result in the occurrence of a liquidity transaction in the near future or at all.
Current Trends
General Economic Environment
We are impacted by macro-economic environmental factors, the capital markets and general conditions in the commercial real estate market, both in the U.S. and globally. During the first half of 2011 as compared to the prior year period, we saw slow improvement in the global economy following the significant distress experienced in 2008 and 2009 and, as a result, we experienced increased investment volume, as well as an improved financing environment. During the second half of 2011, however, there has been an increase in economic uncertainty as a result of the sovereign debt crisis in Europe and the U.S. sovereign credit downgrade. As of the date of this Report, the economic environment remains volatile, rendering any discussion of the future impact of these trends uncertain. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.
Foreign Exchange Rates
We have foreign investments and, as a result, are impacted by foreign exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 36% of our annualized contractual minimum base rent at September 30, 2011. During the nine months ended September 30, 2011, the U.S. dollar weakened in relation to the Euro as evidenced by the change in the end-of-period conversion rate of the Euro, which increased by 3% to $1.3598 at September 30, 2011 from $1.3253 at December 31, 2010. This weakening had a favorable impact on our balance sheet at September 30, 2011 as compared to our balance sheet at December 31, 2010. During the nine months ended September 30, 2011, the average conversion rate for the U.S. dollar in relation to the Euro increased by 7% in comparison to the same period in 2010. This increase had a favorable impact on 2011 year-to-date results of operations. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our net asset values (“NAV”), future results, financial position and cash flows.
Capital Markets
During the first half of the year, capital market conditions exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities (“CMBS”) debt and capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing. However, during the third quarter of 2011, there was increased volatility in the CMBS market and a credit downgrade of U.S. Treasury debt obligations. In response, the Federal Reserve has kept interest rates low. These events have impacted commercial real estate capitalization rates, which have begun to vary greatly depending on a variety of factors including asset quality, tenant credit quality, geography and term.
CPA®:15 9/30/2011 10-Q — 25

Financing Conditions
During the first half of 2011, we saw some improvement in both the credit and real estate financing markets. However, the sovereign debt issues in Europe that began in the second quarter of 2011 have increased the cost of debt in certain international markets and have made it more challenging to obtain debt for certain international deals. Additionally, during the third quarter of 2011, the U.S. sovereign credit downgrade impacted the cost and availability of domestic non-recourse mortgage financing. During the nine months ended September 30, 2011, we obtained non-recourse mortgage financing totaling $49.5 million (on a pro rata basis).
Real Estate Sector
As noted above, the commercial real estate market is impacted by a variety of domestic and foreign macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. Despite modest improvements in expectations during the first half of the year, these macro-economic factors have persisted since the beginning of the credit crisis, negatively impacting commercial real estate market fundamentals, which has resulted in higher vacancies, lower rental rates and lower demand for vacant space. We are chiefly affected by changes in the appraised values of our properties (Note 10), tenant defaults, inflation, lease expirations, and occupancy rates.
Net Asset Value
The advisor generally calculates our estimated NAV per share on an annual basis. To make this calculation, the advisor relies in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. There are a number of variables that comprise this calculation, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates, and tenant defaults, among others. We do not control these variables and, as such, cannot predict how they will change in the future.
As a result of continued weakness in the economy and a strengthening of the dollar versus the Euro during 2010 and 2009, our estimated NAV per share at December 31, 2010 decreased to $10.40, a 3% decline from our December 31, 2009 estimated NAV per share of $10.70.
Credit Quality of Tenants
As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact NAVs and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.
Despite signs of improvement in general business conditions during the first half of 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to the overall economic recovery. As of the date of this Report, we have no exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.
To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify the portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.
Inflation
Our lease revenues generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. While we have seen a return of moderate inflation during 2011, the historically low inflation rates in the U.S. and the Euro zone during 2009 and 2010 will limit rent increases in coming years.
CPA®:15 9/30/2011 10-Q — 26

Lease Expirations and Occupancy
At September 30, 2011, we had no significant leases scheduled to expire or renew in the next twelve months. The advisor actively manages our real estate portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property.
Our occupancy was 96% at September 30, 2011, a decrease of 1% from December 31, 2010.
Proposed Accounting Changes
The following proposed accounting change may potentially impact us if the outcome has a significant influence on sale-leaseback demand in the marketplace:
The International Accounting Standards Board (“IASB”) and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is expected in the first quarter of 2012, with a final standard during 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.
The following proposed accounting change would potentially affect the way we account for a significant portion of our real estate portfolio and could create volatility in our future earnings to the extent real estate values fluctuate:
In October 2011, the FASB issued an exposure draft which proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties but is not an investment company under the definition set forth by GAAP is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain REITs and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of an investment property entity and if the proposal will have a material impact on our business.
Additionally, in July 2011 the FASB issued an exposure draft that could impact us to the extent we deconsolidate real estate subsidiaries subject to non-recourse debt.
The exposure draft states that when an investor consolidates a single-purpose entity that is capitalized, in whole or in part, with nonrecourse debt used to purchase real estate, the investor should apply the guidance in ASC 360-20, which provides accounting guidance for the sale of real estate other than retail land, to determine whether to derecognize real estate owned by the in-substance real estate entity. This new guidance would impact the timing of our recognition of gains in the event a property is placed into receivership. Until this guidance is implemented, it is permissible to deconsolidate the entity and recognize a gain related to the excess of the carrying value of the debt over the related property based on losing control over the entity. During the nine months ended September 30, 2011, we deconsolidated a subsidiary that leased property to Advanced Accessories Systems, which had a total assets and liabilities of $2.9 million and $7.4 million, respectively, and recognized a gain in the amount of $4.5 million.
CPA®:15 9/30/2011 10-Q — 27

Results of Operations
The following table presents the components of our lease revenues (in thousands):

	Nine Months Ended September 30,
	2011	2010
Rental income	$169,710	$170,247
Interest income from direct financing leases	24,998	22,137

	$194,708	$192,384

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Nine Months Ended September 30,
Lessee	2011	2010
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$24,276	$24,277
Carrefour France, S.A. (a) (b)	15,335	14,823
Life Time Fitness, Inc. (a) (c)	13,702	10,658
OBI A.G. (a) (b)	12,961	11,905
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b) (d)	11,996	10,629
True Value Company (a)	10,840	10,603
Universal Technical Institute (c)	8,482	5,200
Pohjola Non-Life Insurance Company (a) (b)	7,048	6,442
TietoEnator plc. (a) (b)	6,650	6,116
Police Prefecture, French Government (a) (b)	6,216	6,151
Médica — France, S.A. (a) (b)	5,144	4,811
Foster Wheeler AG	4,730	4,702
Thales S.A. (a) (b)	3,310	3,098
Oriental Trading Company	3,045	2,943
Advanced Micro Devices (e)	—	6,622
Other (a) (b)	60,973	63,404

	$194,708	$192,384

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $49.9 million and $53.0 million for the nine months ended September 30, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 weakened by approximately 7% in comparison to the same period in 2010, resulting in a favorable impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	The increase is due to an out-of-period adjustment made in the current year period (Note 2).

(d)	In April 2011, an expansion project was completed and contributed $0.5 million of lease revenue for the current year period.

(e)	In connection with a debt refinancing in August 2010, the structure of this venture was modified to a tenancy in common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.
CPA®:15 9/30/2011 10-Q — 28

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Nine Months Ended September 30,
Lessee	at September 30, 2011	2011	2010
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$27,769	$25,569
Marriott International, Inc.	47%	12,882	12,513
C1000 B.V. (b) (c)	15%	10,946	—
Advanced Micro Devices, Inc. (d)	33%	8,958	828
Schuler A.G. (b)	34%	4,931	4,602
PETsMART, Inc. (e)	30%	4,728	6,138
The Talaria Company (Hinckley)	30%	3,700	3,883
Hologic, Inc.	64%	2,669	2,646
Del Monte Corporation	50%	2,645	2,645
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	2,013	2,043
Builders FirstSource, Inc.	40%	1,207	1,203
SaarOTEC and Goertz & Schiele Corp. (b) (f)	50%	383	605
The Upper Deck Company (g)	50%	—	2,395

		$82,831	$65,070

(a)	In addition to lease revenues, the venture also earned interest income of $1.3 million and $19.5 million on a note receivable during the nine months ended September 30, 2011 and 2010, respectively.

(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average rate for the U.S. dollar in relation to the Euro during the nine months ended September 30, 2011 weakened by approximately 7% in comparison to the same period in 2010, resulting in a positive impact on lease revenues for our Euro-denominated investments in the current year period.

(c)	We acquired our interest in this investment in January 2011.

(d)	In connection with a debt refinancing in August 2010, the structure of this venture was modified to a tenancy in common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

(e)	In June 2010, the venture sold one property included in the PETsMART portfolio. In July 2011, the venture sold 11 of its retail properties (Note 6). The joint venture continues to own a distribution center.

(f)	In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent.

(g)	In December 2010, we filed two civil actions against Upper Deck after Upper Deck had stopped making rent payments for a year. In February 2011, we reached an agreement with Upper Deck whereby Upper Deck will pay us $3.0 million over three years, and pursuant to that agreement Upper Deck vacated the building in June 2011. Through September 30, 2011, $1.2 million in payments had been received from Upper Deck and applied towards the past due rent receivable. As a result, during the nine months ended September 30, 2011, we did not recognize any lease revenues from Upper Deck.
Lease Revenues
As of September 30, 2011, 73% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors, and 20% of our net leases on that same basis have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro. Contractual annual minimum base rents under leases renewed in the third quarter were slightly above such rents under their original terms.
For the three months ended September 30, 2011 as compared to the same period in 2010, lease revenues increased by $3.8 million, primarily due to an out-of-period adjustment recorded during the third quarter of 2011 (Note 2), which increased lease revenues by $3.2 million, as well as the favorable impact of foreign currency fluctuations and rent increases totaling $2.2 million and $0.8 million, respectively. These increases were partially offset by reductions in lease revenues of $1.6 million related to the deconsolidation of the Advanced Micro Devices property in the third quarter of 2010 as a result of the tenant being put into receivership and $1.1 million related to the effects of lease restructurings during 2011 and 2010. Property sales during 2011 and 2010 also resulted in a $0.7 million decrease in lease revenues.
CPA®:15 9/30/2011 10-Q — 29

For the nine months ended September 30, 2011 as compared to the same period in 2010, lease revenues increased by $2.3 million, primarily due to $5.2 million in rent increases, $5.1 million from the favorable impact of foreign currency fluctuations and the out-of-period adjustment noted above totaling $3.2 million (Note 2). These increases were partially offset by reductions in lease revenues of $7.5 million related to the deconsolidation of the Advanced Micro Devices property as described above, $3.5 million related to the effects of lease restructurings during 2011 and 2010 and $2.2 million related to property sales.
Impairment Charges
For both the three and nine months ended September 30, 2011, we recognized an impairment charge of $11.2 million related to the write-down of the property leased to Current USA to its estimated fair market value as a result of the tenant vacating the property.
For both the three and nine months ended September 30, 2010, we recognized an impairment charge of $3.4 million on a French property leased to Thales S.A. in order to reduce its carrying value to its estimated fair value, which reflected its appraised value.
See Income (loss) from equity investments in real estate and Discontinued operations below for discussions of impairments related to our equity investments and properties held for sale or sold.
Allowance for Credit Losses
During the nine months ended September 30, 2011, we recorded an allowance for credit losses totaling $3.1 million related to two tenants. Of this amount, $1.7 million was recorded in the third quarter in connection with a potential sale of the property leased to Sports Authority and the remaining $1.4 million was recorded in the first quarter as a result of a tenant experiencing financial difficulty. We account for the leases to both tenants as direct financing leases.
Income (loss) from Equity Investments in Real Estate
Income (loss) from equity investments in real estate represents our proportionate share of net income or loss (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence. Under current authoritative accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.
For the three months ended September 30, 2011 we recognized income from equity investments in real estate of $12.9 million compared to a loss of $4.9 million in the same period in the prior year. The income recognized in the current period was primarily due to the $9.6 million gain recognized on the sale of the 11 PETsMART properties in July 2011 which was partially offset by an impairment charge of $0.6 million recognized on the Wagon Automotive Nagold GmbH (“Wagon”) property in September 2011. The net decline in the level of impairment charges for the three months ended September 30, 2011 as compared to the prior year comparable period contributed an increase of $7.9 million to income from equity investments.
For the nine months ended September 30, 2011 as compared to the same period in 2010, income from equity investments in real estate increased by $15.5 million, primarily due to the $9.6 million gain recognized on the sale of the 11 PETsMART properties in July 2011, partially offset by the Wagon impairment of $0.6 million described above. The net decline in the level of impairment charges for the nine months ended September 30, 2011 as compared to the prior year comparable period contributed an increase of $4.9 million to income from equity investments. These positive factors were partially offset by a decrease in income from the Hellweg venture of $1.6 million in the current year period, which was primarily the result of the exercise of a purchase option in November 2010.
Other Income and (Expenses)
Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the relevant entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in OCI. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains and losses cannot always be estimated and are subject to fluctuation.
CPA®:15 9/30/2011 10-Q — 30

For the three months ended September 30, 2011 as compared to the same period in 2010, net other income increased by $0.6 million. Other income for the current year period was comprised of a gain on extinguishment of the Lindenmaier debt of $3.8 million, partially offset by net unrealized losses on foreign currency transactions of $1.3 million. During the comparable prior year period, we recognized net unrealized gains on foreign currency transactions of $2.0 million.
For the nine months ended September 30, 2011, we recognized net other income of $6.7 million as compared to net other expenses of $1.4 million recognized during the same period in 2010. Other income for the current year period was comprised of the $3.8 million gain on extinguishment of debt discussed above and a gain of $1.2 million recognized on the exercise of stock warrants, as well as net realized gains on foreign currency transactions of $1.3 million. Other expenses in the prior year period were primarily related to net realized losses on foreign currency transactions of $1.1 million.
Gain on Deconsolidation of a Subsidiary
In August 2010, a venture in which we and an affiliate held 33% and 67% interests, respectively, and which we consolidated, modified its structure in connection with a refinancing to a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and record it under the equity method of accounting. We recognized a gain of $11.5 million in each of the prior year periods in connection with this deconsolidation.
Discontinued Operations
For the three months ended September 30, 2011 and 2010, we recognized net income from discontinued operations of $0.9 million and $0.8 million, respectively. The net income in the current year period was primarily comprised of a gain on the sale of real estate related to one of our ventures.
For the nine months ended September 30, 2011 and 2010, we recognized a net loss from discontinued operations of $11.8 million and net income from discontinued operations of $1.6 million, respectively. The net loss recognized during the current year period was primarily comprised of impairment charges totaling $18.9 million, inclusive of amounts attributable to noncontrolling interests of $6.7 million. These impairment charges related to a reduction in the carrying value of the Symphony IRI Group, Inc. property to its estimated fair value, which reflected the contracted sale price, and a reduction in the carrying value of the Best Buy properties that we sold in the period to their estimated fair value, which reflected the actual sales price. These charges were partially offset by a $4.5 million gain on the deconsolidation of a subsidiary, which we recognized when we consented to a court order appointing a receiver on properties previously leased to Advanced Accessory Systems LLC (Note 13), and a net gain on the sale of real estate of $2.2 million.
Net Income Attributable to CPA®:15 Shareholders
For the three and nine months ended September 30, 2011, as compared to the same periods in 2010, the resulting net income attributable to CPA®:15 shareholders increased by $0.9 million and by $0.8 million, respectively.
Modified Funds from Operations (MFFO)
MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below. For the three and nine months ended September 30, 2011 as compared to the same periods in 2010, MFFO decreased by $3.3 million and $3.5 million, respectively, primarily due to the impact of lease restructurings and property sales.
Financial Condition
Sources and Uses of Cash During the Period
We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in restricted shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite this fluctuation, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.
CPA®:15 9/30/2011 10-Q — 31

Operating Activities
During the nine months ended September 30, 2011, we used cash flows from operating activities of $124.4 million primarily to fund cash distributions to shareholders of $56.1 million, which excluded $14.4 million in dividends that were reinvested by shareholders in shares of our common stock through our distribution reinvestment and stock purchase plan, and to pay distributions of $34.7 million to affiliates that hold noncontrolling interests in various entities with us.
Investing Activities
Our investing activities are generally comprised of real estate-related transactions (purchase and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the nine months ended September 30, 2011, we received proceeds totaling $62.7 million from the sale of six properties and distributions from our equity investments in real estate in excess of cumulative equity income totaling $30.5 million. Funds totaling $83.9 million and $89.2 million, respectively, were invested in and released from lender-held investment accounts. We also made contributions to unconsolidated ventures totaling $35.3 million, including $30.4 million to a venture to acquire six properties from C1000 and $4.9 million to another venture to pay off its maturing non-recourse mortgage loan. In January 2011, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.2 million.
Financing Activities
As noted above, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled and prepaid mortgage principal installments of $61.4 million and $38.5 million, respectively, and used $1.6 million to repurchase shares through our redemption plan. We received a total of $33.0 million in net proceeds from mortgage financings as a result of refinancing three mortgage loans. We also received $8.1 million in contributions from holders of noncontrolling interests in ventures that we consolidate. Funds totaling $46.1 million and $47.1 million, respectively, were released from and placed into lender-held escrow accounts for mortgage-related payments.
We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, which was the deadline for all redemptions taking place in the second quarter of 2009. We may make limited exceptions to the suspension of the plan in cases of death, qualifying disability or confinement to a long-term care facility. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. During the nine months ended September 30, 2011, we received requests to redeem 245,033 shares of our common stock through our redemption plan, pursuant to the limited exceptions described above, of which 160,973 shares were redeemed during the nine months ended September 30, 2011, with the remainder in the fourth quarter of 2011. We redeemed these requests at an average price per share of $9.67. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to the distribution reinvestment and share purchase plan.
Adjusted Cash Flow from Operating Activities
Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.
Our adjusted cash flow from operating activities for the nine months ended September 30, 2011 was $101.2 million, an increase of $5.9 million over the comparable prior year period. This increase was primarily due to a delay in the timing of the receipt of net rental income in the third quarter of 2010.
CPA®:15 9/30/2011 10-Q — 32

Summary of Financing
The table below summarizes our non-recourse debt (dollars in thousands):

	September 30, 2011	December 31, 2010
Balance
Fixed rate	$1,171,559	$1,229,357
Variable rate (a)	265,139	265,243

Total	$1,436,698	$1,494,600

Percent of total debt
Fixed rate	82%	82%
Variable rate (a)	18%	18%

	100%	100%

Weighted average interest rate at end of period
Fixed rate	5.7%	5.8%
Variable rate (a)	5.3%	5.3%

(a)	Variable-rate debt at September 30, 2011 included (i) $160.2 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $104.9 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their terms.
Cash Resources
At September 30, 2011, our cash resources consisted of cash and cash equivalents totaling $135.8 million. Of this amount, $16.6 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $51.0 million at September 30, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for working capital needs and other commitments.
Cash Requirements
During the next 12 months, we expect that cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $132.3 million, as well as other normal recurring operating expenses. The scheduled mortgage principal payments include balloon payments on our mortgage loan obligations totaling $88.2 million, inclusive of amounts attributable to noncontrolling interests of $8.3 million, and exclude our share of balloon payments on our unconsolidated ventures of $2.5 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.
CPA®:15 9/30/2011 10-Q — 33

Off-Balance Sheet Arrangements and Contractual Obligations
The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at September 30, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Non-recourse debt — Principal (a)	$1,437,814	$132,314	$457,994	$305,024	$542,482
Deferred acquisition fees — Principal	2,173	1,519	482	172	—
Interest on borrowings and deferred acquisition fees (b)	351,562	79,994	127,889	70,324	73,355
Subordinated disposition fees (c)	7,523	7,523	—	—	—
Operating and other lease commitments (d)	21,547	2,004	3,862	3,847	11,834

	$1,820,619	$223,354	$590,227	$379,367	$627,671

(a)	Excludes $1.1 million of unamortized discount on a note, which is included in Non-recourse debt at September 30, 2011.

(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at September 30, 2011.

(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame. See Recent Developments above.

(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $31.9 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.
Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at September 30, 2011, which consisted primarily of the Euro. At September 30, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.
CPA®:15 9/30/2011 10-Q — 34

Equity Method Investments
We have investments in unconsolidated ventures that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these ventures and our ownership interest in the ventures at September 30, 2011 is presented below. Summarized financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

	Ownership Interest		Total Third-
Lessee	at September 30, 2011	Total Assets	Party Debt	Maturity Date
PETsMART, Inc.	30%	28,308	20,000	12/2011
C1000 B.V. (a)	15%	207,126	95,866	3/2013
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	43,776	21,094	8/2015
Del Monte Corporation	50%	13,563	11,323	8/2016
SaarOTEC and Goertz & Schiele Corp. (a)	50%	6,329	9,286	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	14,320	6,264	3/2017
Hellweg Die Profi-Baumarkte Gmbh & Co. KG (Hellweg 2) (a) (b)	38%	435,312	376,527	4/2017
Advanced Micro Devices, Inc.	33%	82,107	56,407	1/2019
Hologic, Inc.	64%	26,207	13,585	5/2023
The Talaria Company (Hinckley)	30%	49,199	28,505	6/2025
Marriott International, Inc.	47%	132,339	—	N/A
Schuler A.G. (a)	34%	69,431	—	N/A
The Upper Deck Company	50%	25,269	—	N/A

		$1,133,286	$638,857

(a)	Dollar amounts shown are based on the exchange rate of the Euro at September 30, 2011.

(b)	Ownership interest represents our combined interest in two ventures. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $22.4 million at September 30, 2011.
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
CPA®:15 9/30/2011 10-Q — 35

Upon exercise of the relevant option or the put, in order to avoid circular transfers of cash, the seller and the lending venture and the property venture agreed that the lending venture or the seller may elect, upon exercise of the respective purchase option or put option, to have the loan from the lending venture to the seller repaid by a deemed transfer of cash. The deemed transfer will be in amounts necessary to fully satisfy the seller’s obligations to the lending venture, and the lending venture will be deemed to have transferred such funds up to us and our affiliates as if they had been recontributed down into the property venture based on their pro rata ownership. Accordingly, at September 30, 2011 (based on the exchange rate of the Euro), the only additional cash required by us to fund the exercise of the purchase option or the put would be the pro rata amounts necessary to redeem the advisor’s interest, the aggregate of which would be $0.5 million, with our share approximating $0.2 million. In addition, our maximum exposure to loss on these ventures was $13.9 million (inclusive of both our existing investment and the amount to fund our future commitment).
Environmental Obligations
In connection with the purchase of many of our properties, we required the sellers to perform environmental reviews. We believe, based on the results of these reviews, that our properties were in substantial compliance with Federal, state, and foreign environmental statutes at the time the properties were acquired. However, portions of certain properties have been subject to some degree of contamination, principally in connection with leakage from underground storage tanks, surface spills or other on-site activities. In most instances where contamination has been identified, tenants are actively engaged in the remediation process and addressing identified conditions. Tenants are generally subject to environmental statutes and regulations regarding the discharge of hazardous materials and any related remediation obligations. In addition, our leases generally require tenants to indemnify us from all liabilities and losses related to the leased properties and the provisions of such indemnifications specifically address environmental matters. The leases generally include provisions that allow for periodic environmental assessments, paid for by the tenant, and allow us to extend leases until such time as a tenant has satisfied its environmental obligations. Certain of our leases allow us to require financial assurances from tenants, such as performance bonds or letters of credit, if the costs of remediating environmental conditions are, in our estimation, in excess of specified amounts. Accordingly, we believe that the ultimate resolution of environmental matters should not have a material adverse effect on our financial condition, liquidity or results of operations.
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
Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use
CPA®:15 9/30/2011 10-Q — 36

of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. In the prospectus for our follow-on offering dated March 19, 2003 (the “Prospectus”), we stated our intention to begin considering liquidity events (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) for investors generally commencing eight years following the investment of substantially all of the proceeds from our public offerings, which occurred in 2004, and as noted in “Recent Developments” above, our board of directors recently formed a special committee of independent directors to explore possible liquidity transactions. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.
CPA®:15 9/30/2011 10-Q — 37

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Our management uses MFFO and the adjustments used to calculate it in order to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs were generally funded from the proceeds of our offering and other financing sources and not from operations. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
CPA®:15 9/30/2011 10-Q — 38

FFO and MFFO for all periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to CPA®:15 - Global shareholders	$17,268	$16,363	$39,777	$38,971
Adjustments:
Depreciation and amortization of real property	13,974	14,914	42,497	44,922
(Gain) loss on sale of real estate, net	(910)	—	(2,157)	162
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	2,284	2,288	7,215	6,341
Gain on sale of real estate	(9,550)	(64)	(9,533)	(237)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(5,683)	(2,985)	(13,309)	(11,334)

Total adjustments	115	14,153	24,713	39,854

FFO — as defined by NAREIT (a)	17,383	30,516	64,490	78,825

Adjustments:
Other depreciation, amortization and non-cash charges	1,614	(2,073)	(387)	318
Straight-line and other rent adjustments (b)	(3,358)	(17)	(5,541)	518
Impairment charges and allowance for credit losses	12,936	3,381	33,215	3,381
Gain on extinguishment of debt	(3,501)	—	(3,501)	—
Gain on deconsolidation of subsidiary	—	(11,493)	(4,501)	(11,493)
Acquisition expenses (c)	173	174	521	520
Above (below)-market rent intangible lease amortization, net (d)	1,283	1,873	4,038	5,643
(Accretion) amortization of discounts/amortization of premiums on debt investments, net	(92)	(8)	95	74
Realized (gains) losses on foreign currency, derivatives and other (e)	(529)	40	(2,502)	1,133
Unrealized losses on mark-to-market adjustments (f)	10	78	18	212
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	120	552	156	265
Straight-line and other rent adjustments (b)	244	143	569	540
Impairment charges	755	8,580	1,863	9,150
Acquisition expenses (c)	14	(6)	39	—
Above (below)-market rent intangible lease amortization, net (d)	127	464	381	747
Realized gains on foreign currency, derivatives and other (e)	(4)	(72)	(13)	(217)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	1,266	(346)	(3,510)	(707)

Total adjustments	11,058	1,270	20,940	10,084

MFFO	$28,441	$31,786	$85,430	$88,909

Distributions declared for the applicable period (g)	$23,797	$23,176	$70,938	$69,046

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, in future presentations we will revise our computation of FFO to exclude impairment charges, if any, in arriving at FFO.
CPA®:15 9/30/2011 10-Q — 39

(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(c)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(e)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.

(f)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are non-recurring items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

(g)	Distribution data is presented for comparability; however, management utilizes our Adjusted Cash Flow from Operating Activities measure to analyze our dividend coverage. See below for a discussion of the source of these distributions.
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
CPA®:15 9/30/2011 10-Q — 40

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash flow provided by operating activities	$124,382	$124,572
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	(2,024)	4,199
Distributions paid to noncontrolling interests, net	(19,592)	(24,645)
Changes in working capital	(1,553)	(8,776)

Adjusted cash flow from operating activities (a)	$101,213	$95,350

Distributions declared	$70,938	$69,046

(a)	During the first quarter of 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities as, more often than not, these funds represent investing and/or financing activities. Adjusted cash flow from operating activities for the nine months ended September 30, 2010 has been adjusted to reflect this reclassification.
While we believe that Adjusted cash flow from operating activities is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. Adjusted cash flow from operating activities, or similarly titled measures disclosed by other REITs, may not be comparable to our Adjusted cash flow from operating activities measure.

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
Generally, we do not use derivative instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes.
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
CPA®:15 9/30/2011 10-Q — 41

We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $13.0 million, inclusive of amounts attributable to noncontrolling interests of $3.2 million, at September 30, 2011.
Certain of our unconsolidated ventures, in which we have interests ranging from 30% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of less than $0.1 million during the nine months ended September 30, 2011, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.
At September 30, 2011, substantially all of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The estimated fair value of these instruments is affected by changes in market interest rates. The annual interest rates on our fixed-rate debt at September 30, 2011 ranged from 3.9% to 10.0%. The annual interest rates on our variable-rate debt at September 30, 2011 ranged from 5.1% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at September 30, 2011, (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total	Fair value
Fixed rate debt	$8,526	$135,737	$135,944	$283,129	$190,348	$418,991	$1,172,675	$1,163,564
Variable rate debt	$2,314	$12,990	$10,204	$91,385	$3,716	$144,531	$265,140	$265,117
A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at September 30, 2011 by an aggregate increase of $61.1 million or an aggregate decrease of $44.8 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.
Foreign Currency Exchange Rate Risk
We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the nine months ended September 30, 2011, we recognized net unrealized and realized foreign currency transaction gains of $0.3 million and $1.3 million, respectively. These gains are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries. Through the date of this Report, we had not entered into any foreign currency forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.
We have obtained mortgage financing in local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.
Other
We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At September 30, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million, which is included in Other assets, net within the consolidated financial statements.
CPA®:15 9/30/2011 10-Q — 42

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
Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at September 30, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2011 at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
CPA®:15 9/30/2011 10-Q — 43

PART II

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
For the three months ended September 30, 2011, we issued 256,690 restricted shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.40 per share, which was our most recently published estimated NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.
Issuer Purchases of Equity Securities
We received requests to redeem 84,060 shares of our common stock through our redemption plan pursuant to the limited exceptions described in Financing Activities above, during the third quarter of 2011, all of which were redeemed in the fourth quarter of 2011.

Item 6.	Exhibits
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

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
CPA®:15 9/30/2011 10-Q — 44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date: November 14, 2011	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2011	By:	/s/ Thomas J. Ridings, Jr.
Thomas J. Ridings, Jr.
Chief Accounting Officer (Principal Accounting Officer)
CPA®:15 9/30/2011 10-Q — 45

EXHIBIT INDEX
The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2011, and 2010, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011, and 2010, and (v) Notes to Consolidated Financial Statements.*

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