Form 10-K
period 2011-12-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2012-03-05
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

Registrant has no active market for its common stock. Non-affiliates held 119,622,151 shares of common stock at June 30, 2011.

At February 21, 2012, there were 131,566,205 shares of common stock of registrant outstanding.

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors of this Report. We do not undertake to revise or update any forward-looking statements.

CPA®:15 2011 10-K — 1

PART I

Item 1. Business.

(a) General Development of Business

Overview

Corporate Property Associates 15 Incorporated (“CPA®:15” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that primarily invests in commercial properties leased to companies domestically and internationally. As a REIT, we are required, among other things, to distribute at least 90% of our REIT net taxable income to our shareholders and meet certain tests regarding the nature of our income and assets, and we are not subject to United States (“U.S.”) federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.

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

Pursuant to an advisory agreement, the advisor provides both strategic and day-to-day management services for us, including capital funding services, investment research and analysis, investment financing and other investment-related services, asset management, disposition of assets, investor relations and administrative services. The advisor also provides office space and other facilities for us. We pay asset management fees and certain transactional fees to the advisor and also reimburse the advisor for certain expenses incurred in providing services, including those associated with personnel provided for the administration of our operations. The advisor also currently serves in this capacity for other REITs that it formed under the Corporate Property Associates brand: Corporate Property Associates 16 – Global Incorporated (“CPA®:16 – Global”) and Corporate Property Associates 17 – Global Incorporated (“CPA®:17 – Global”), collectively, including us, the “CPA® REITs.”

We were formed as a Maryland corporation in February 2001. In two offerings, between November 2001 and August 2003, we sold a total of 104,617,606 shares of our common stock for a total of $1.0 billion in gross offering proceeds. Through December 31, 2011, we have also issued 15,161,997 shares ($172.3 million) through our distribution reinvestment and stock purchase plan. We have repurchased 16,524,274 shares ($173.9 million) under our redemption plan from inception through December 31, 2011. In June 2009, as a result of redemptions reaching the 5% limitation under the terms of our redemption plan and our desire to preserve capital and liquidity, our board of directors suspended our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, with limited exceptions in cases of death, qualifying disability or confinement to a long-term care facility. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the plan.

Our principal executive offices are located at 50 Rockefeller Plaza, New York, NY 10020 and our telephone number is (212) 492-1100. We have no employees. At December 31, 2011, the advisor employed 212 individuals who are available to perform services for us.

Significant Developments During 2012

Proposed Merger — On February 17, 2012, we and WPC entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of WPC for a combination of cash and shares of WPC’s common stock as described below (the “Proposed Merger”). In connection with the Proposed Merger, WPC plans to file a registration statement with the SEC regarding the shares of WPC’s common stock to be issued to our shareholders in the Proposed Merger. Special meetings will be scheduled to obtain the approval of our shareholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

CPA®:15 2011 10-K — 2

In the Proposed Merger, our shareholders will be entitled to receive a $1.25 in cash and 0.2326 shares of WPC common stock for each share of our common stock owned, which equated to $11.73 per share based on WPC’s $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. Our estimated net asset value per share (“NAV”) was $10.40 as of September 30, 2011, the most recent available date. The advisor computed our NAV internally, relying in part upon a third-party valuation of our real estate portfolio and indebtedness as of September 30, 2011. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 shares of WPC common stock, based on our total shares outstanding of 131,566,206, of which 10,153,074 shares were owned by WPC, at February 17, 2012. Additionally, if the Proposed Merger is consummated, WPC has agreed to waive its subordinated disposition and termination fees. The Proposed Merger is expected to be tax-free for U.S. Federal purposes, except for the cash consideration.

In February 2012, our Board of Directors suspended participation in our dividend reinvestment and share purchase plan (“DRIP”) in light of the Proposed Merger.

Changes in Management

On January 2, 2012, our Chairman, Wm. Polk Carey passed away. In connection with the Proposed Merger, our board of directors voted to reduce the size of the board to four directors and, as a result, there is currently no vacancy.

Significant Developments During 2011

Dispositions — During 2011, we sold 23 domestic properties for a total price of $171.2 million, net of selling costs, and recognized a net gain on the sales of $4.0 million, of which a net gain of $5.0 million was included in discontinued operations and a net loss of $1.0 million was included in continuing operations. Property sales included the sale of six properties formerly leased to Life Time Fitness, Inc. for $108.0 million, net of selling costs and a net gain on the sale of $2.9 million.

Impairment Charges — During 2011, we incurred impairment charges totaling $28.8 million, of which $18.9 million was included in discontinued operations and $9.9 million was included in continuing operations. These impairment charges were primarily recorded to reduce the carrying value of certain of our real estate investments to their estimated fair value (Note 13). In addition, we recorded $3.1 million of allowance for credit losses related to a decline in the residual value of two direct financing leases.

Financing Activity — During 2011, we refinanced maturing non-recourse mortgage loans with new non-recourse financing of $33.2 million at a weighted-average annual interest rate and term of 6.1% and 9.4 years, respectively. In addition, in connection with the acquisition of a venture, the venture obtained non-recourse financing totaling $98.3 million, of which our share was approximately $14.7 million, which bears interest at a variable rate of three-month Euro inter-bank offered rate (“Euribor”) plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the date of financing, where applicable.

(b) Financial Information About Segments

We operate in one industry segment, real estate ownership, with domestic and foreign investments. Refer to Note 16 in the accompanying financial statements for financial information about this segment.

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

CPA®:15 2011 10-K — 3

Our business plan is principally focused on managing our existing portfolio of properties. This may include looking to selectively dispose of properties, obtaining new non-recourse mortgage financing on unencumbered assets or refinancing existing mortgage loans on properties if we can obtain such financing on attractive terms.

Our Portfolio

At December 31, 2011, our portfolio was comprised of our full or partial ownership interest in 315 properties, substantially all of which were triple-net leased to 77 tenants, and totaled approximately 28 million square feet (on a pro rata basis) with an occupancy rate of approximately 96%. Our portfolio had the following property and lease characteristics:

Geographic Diversification

Information regarding the geographic diversification of our properties at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Region	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
United States
South	$48,163	20%	$1,967	5%
East	41,507	18	9,064	23
West	31,804	13	5,802	15
Midwest	30,209	13	2,666	7

Total U.S.	151,683	64	19,499	50

International
France	31,226	13	-	-
All other Europe (c)	54,222	23	19,589	50

Total	$237,131	100%	$39,088	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(c)	Represents investments in Belgium, Finland, Germany, Poland, the Netherlands and the United Kingdom.

Property Diversification

Information regarding our property diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Property Type	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent
Office	$59,299	25%	$265	1%
Warehouse/Distribution	41,231	17	5,466	14
Industrial	38,505	16	11,190	29
Retail	37,412	16	13,762	35
Self-storage	32,486	14	-	-
Other Properties (c)	28,198	12	7,096	18
Hospitality	-	-	1,309	3

Total	$237,131	100%	$39,088	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.

CPA®:15 2011 10-K — 4

(c)	Other properties include education, childcare and leisure; amusement; and entertainment properties.

Tenant Diversification

Information regarding our tenant diversification at December 31, 2011 is set forth below (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Tenant Industry Type (a)	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (c)	% of Annualized Contractual Minimum Base Rent
Retail trade	$54,654	23%	$14,638	37%
Healthcare, education and childcare	23,608	10	-	-
Electronics	22,253	9	6,423	16
Buildings and real estate	21,116	9	-	-
Business and commercial services	14,385	6	-	-
Construction and building	13,924	6	646	2
Chemicals, plastics, rubber, and glass	12,835	5	-	-
Transportation — personal	11,371	4	-	-
Leisure, amusement, entertainment	10,432	4	-	-
Federal, state and local government	9,792	4	-	-
Insurance	8,620	4	-	-
Automobile	6,787	3	1,348	3
Telecommunications	6,018	3	-	-
Media: printing and publishing	5,046	2	-	-
Beverages, food, and tobacco	4,027	2	1,763	5
Consumer and durable goods	3,991	2	-	-
Aerospace and defense	1,672	1	-	-
Hotels and gaming	-	-	8,406	21
Machinery	-	-	2,297	6
Grocery	-	-	2,181	6
Other (d)	6,600	3	1,386	4

Total	$237,131	100%	$39,088	100%

(a)	Based on the Moody’s Investors Service, Inc.’s classification system and information provided by the tenant.
(b)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(c)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.
(d)	Other includes amounts equal to less than 1% of annualized contractual minimum base rent from tenants in our consolidated investments in the following industries: forest products and paper, consumer and non-durable goods, transportation-cargo, machinery, and mining, metals and primary metals. For our equity investments in real estate, Other consists of annualized contract minimum base rent from tenants in the transportation-cargo industry.

CPA®:15 2011 10-K — 5

Lease Expirations

At December 31, 2011, lease expirations of our properties are as follows (dollars in thousands):

	Consolidated Investments		Equity Investments in Real Estate
Year of Lease Expiration	Annualized Contractual Minimum Base Rent (a)	% of Annualized Contractual Minimum Base Rent	Annualized Contractual Minimum Base Rent (b)	% of Annualized Contractual Minimum Base Rent

2012	$-	-%	$-	-%
2013	3,174	1	-	-
2014	9,296	4	-	-
2015	24,317	9	-	-
2016	13,047	6	1,874	5
2017	5,823	2	536	1
2018	13,403	6	3,981	10
2019	13,355	6	-	-
2020	9,541	4	-	-
2021	13,778	6	1,503	4
2022	28,458	12	2,442	6
2023	20,929	9	8,406	22
2024	57,636	24	720	2
2025 - 2033	24,374	11	19,626	50

Total	$237,131	100%	$39,088	100%

(a)	Reflects annualized contractual minimum base rent for the fourth quarter of 2011.
(b)	Reflects our pro rata share of annualized contractual minimum base rent for the fourth quarter of 2011 from equity investments in real estate.

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

Holding Period

We were formed in 2001 to acquire a diversified portfolio of properties and to hold them for an extended period.

During the second quarter of 2011, our board of directors formed a special committee of independent directors to explore possible liquidity transactions, including transactions proposed by our advisor, and the committee retained legal and financial advisors to assist them in their review. On February 17, 2012 we announced that we entered into a definitive agreement with WPC and related entities providing for a merger transaction that will provide liquidity to our stockholders. See “General Development of Business – Significant Development During 2012.”

Financing Strategies

Consistent with our investment policies, we use leverage when available on terms we believe are favorable. We generally borrow in the same currency that is used to pay rent on the property. This enables us to mitigate a portion of our currency risk on international

CPA®:15 2011 10-K — 6

investments. Substantially all of our mortgage loans are non-recourse and provide for monthly or quarterly installments, which include scheduled payments of principal. At December 31, 2011, 81% of our mortgage financing bore interest at fixed rates. At December 31, 2011, approximately 39% of our variable-rate debt bore interest at fixed rates but that are scheduled to reset in the future, pursuant to the terms of the mortgage contracts. Accordingly, our near-term cash flow should not be adversely affected by increases in interest rates. The advisor may refinance properties or defease a loan when a decline in interest rates makes it profitable to prepay an existing mortgage loan, when an existing mortgage loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase the investment. There is no assurance that existing debt will be refinanced at lower rates of interest as the debt matures. The benefits of the refinancing may include an increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing, if any, and/or an increase in property ownership if some refinancing proceeds are reinvested in real estate. We may be required to pay a yield maintenance premium or other prepayment penalty to the lender in order to pay off a loan prior to its maturity.

A lender of non-recourse mortgage debt generally has recourse only to the property collateralizing such debt and not to any of our other assets, while unsecured financing would give a lender recourse to all of our assets. The use of non-recourse debt, therefore, helps us to limit the exposure of our assets to the equity related to a single investment. Lenders may, however, have recourse to our other assets in limited circumstances not related to the repayment of the indebtedness, such as under an environmental indemnity or in the case of fraud. Lenders may also seek to include in the terms of mortgage loans provisions making the termination or replacement of the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. We will attempt to negotiate loan terms allowing us to replace or terminate the advisor. Even if we are successful in negotiating such provisions, the replacement or termination of the advisor may require the prior consent of the mortgage lenders.

A majority of our financing requires us to make a lump-sum or “balloon” payments at maturity. At December 31, 2011, scheduled balloon payments for the next five years were as follows (in thousands):

2012 (a) (b)	$103,207
2013 (a) (b)	102,530
2014 (a)	329,392
2015 (a) (b)	160,588
2016 (b)	-

(a)	Inclusive of amounts attributable to noncontrolling interests totaling $7.9 million in 2012, $32.4 million in 2013, $125.6 million in 2014 and $46.9 million in 2015.
(b)	Excludes our pro rata share of scheduled balloon payments of equity investments in real estate totaling $2.5 million in 2012, $13.7 million in 2013, $5.6 million in 2015 and $4.8 million in 2016.

We are currently seeking to refinance certain of these loans due in 2012 and believe we have existing cash resources that can be used to make these payments, if necessary.

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

Tenant/Borrower Evaluation — The advisor evaluates each potential tenant or borrower for their creditworthiness, typically considering factors such as management experience, industry position and fundamentals, operating history, and capital structure, as

CPA®:15 2011 10-K — 7

well as other factors that may be relevant to a particular investment. The advisor seeks opportunities in which it believes the tenant may have a stable or improving credit profile or credit potential that has not been recognized by the market. In evaluating a possible investment, the creditworthiness of a tenant or borrower often will be a more significant factor than the value of the underlying real estate, particularly if the underlying property is specifically suited to the needs of the tenant; however, in certain circumstances where the real estate is attractively valued, the creditworthiness of the tenant may be a secondary consideration. Whether a prospective tenant or borrower is creditworthy will be determined by the advisor’s investment department and its investment committee, as described below. Creditworthy does not mean “investment grade.”

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

Lease Terms — Generally, the net leased properties in which we invest are leased on a full recourse basis to our tenants or their affiliates. In addition, the advisor generally seeks to include a clause in each lease that provides for increases in rent over the term of the lease. These increases are fixed or tied generally to increases in indices such as the CPI, or other similar index in the jurisdiction in which the property is located, but may contain caps or other limitations either on an annual or overall basis. Further, in some jurisdictions (notably Germany), these clauses must provide for rent adjustments based on increases or decreases in the relevant index. In the case of retail stores and hotels, the lease may provide for participation in gross revenues of the tenant at the property above a stated level, or percentage rent; however, percentage rent has been insignificant in recent years. Alternatively, a lease may provide for mandated rental increases on specific dates, and the advisor may adopt other methods in the future.

Collateral Evaluation — The advisor reviews the physical condition of the property and conducts a market evaluation to determine the likelihood of replacing the rental stream if the tenant defaults or of a sale of the property in such circumstances. The advisor will also generally engage third parties to conduct, or requires the seller to conduct, Phase I or similar environmental site assessments (including a visual inspection for the potential presence of asbestos) in an attempt to identify potential environmental liabilities associated with a property prior to its acquisition. If potential environmental liabilities are identified, the advisor generally requires that identified environmental issues be resolved by the seller prior to property acquisition or, where such issues cannot be resolved prior to acquisition, requires tenants contractually to assume responsibility for resolving identified environmental issues after the acquisition and provide indemnification protections against any potential claims, losses or expenses arising from such matters. Although the advisor generally relies on its own analysis in determining whether to make an investment, each real property to be purchased by us will be appraised by an appraiser that is independent of the advisor, prior to the acquisition. The contractual purchase price (plus acquisition fees, but excluding acquisition expenses, payable to the advisor) for a real property we acquire will not exceed its appraised value, unless approved by our independent directors. The appraisals may take into consideration, among other things, the terms and conditions of the particular lease transaction, the quality of the lessee’s credit and the conditions of the credit markets at the time the lease transaction is negotiated. The appraised value may be greater than the construction cost or the replacement cost of a property, and the actual sale price of a property if sold by us may be greater or less than the appraised value. In cases of special purpose real estate, a property is examined in light of the prospects for the tenant/borrower’s enterprise and the financial strength and the role of that asset in the context of the tenant/borrower’s overall viability. Operating results of properties and other collateral may be examined to determine whether or not projected income levels are likely to be met. The advisor considers factors particular to the laws of foreign countries, in addition to the risks normally associated with real property investments, when considering an investment outside the U.S.

Transaction Provisions to Enhance and Protect Value — The advisor attempts to include provisions in our leases it believes may help protect our investment from changes in the operating and financial characteristics of a tenant that may affect its ability to satisfy its obligations to us or reduce the value of our investment. Such provisions include requiring our consent to specified tenant activity, requiring the tenant to provide indemnification protections, and requiring the tenant to satisfy specific operating tests. The advisor may also seek to enhance the likelihood of a tenant’s lease obligations being satisfied through a guarantee of obligations from the tenant’s corporate parent or other entity or a letter of credit. This credit enhancement, if obtained, provides us with additional financial security. However, in markets where competition for net lease transactions is strong, some or all of these provisions may be difficult to negotiate. In addition, in some circumstances, tenants may retain the right to repurchase the property leased by the tenant. The option purchase price is generally the greater of the contract purchase price or the fair market value of the property at the time the option is exercised.

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

CPA®:15 2011 10-K — 8

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

Investment Decisions

The advisor’s investment department, under the oversight of its chief investment officer, is primarily responsible for evaluating, negotiating and structuring potential investment opportunities for the CPA® REITs and WPC. The advisor also has investment committees that provide services to the CPA® REITs. Before an investment is made, the transaction is generally reviewed by the advisor’s investment committee, except under the limited circumstances described below. The investment committee is not directly involved in originating or negotiating potential investments but instead functions as a separate and final step in the investment process. The advisor places special emphasis on having experienced individuals serve on its investment committee. The advisor generally will not invest in a transaction on our behalf unless it is approved by the investment committee, except that investments with a total purchase price of $10.0 million or less may be approved by either the chairman of the investment committee or the advisor’s chief investment officer (up to, in the case of investments other than long-term net leases, a cap of $30.0 million or 5% of our NAV, whichever is greater, provided that such investments may not have a credit rating of less than BBB-). For transactions that meet the

CPA®:15 2011 10-K — 9

investment criteria of more than one CPA® REIT, the chief investment officer has discretion to allocate the investment to or among the CPA® REITs. In cases where two or more CPA® REITs (or one or more of the CPA® REITs and WPC) will hold the investment, a majority of the independent directors of each CPA® REIT investing in the property must also approve the transaction.

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

•	Jean Hoysradt — Currently serving as the chief investment officer of Mousse Partners Limited, an investment office based in New York.
•	Richard C. Marston — Currently the James R.F. Guy professor of finance and economics at the Wharton School of the University of Pennsylvania.
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

•

Dr. Karsten von Köller — Currently chairman of Lone Star Germany GmbH, a US private equity firm (“Lone Star”), Chairman of the Supervisory Boards of Düsseldorfer Hypothekenbank AG, a subsidiary of Lone Star, and MHB Bank AG and Vice Chairman of the Supervisory Boards of IKB Deutsche Industriebank AG and Corealcredit Bank AG.

The advisor is required to use its best efforts to present a continuing and suitable investment program to us but is not required to present to us any particular investment opportunity, even if the investment is of a character that, if presented, could be made by us.

Segments

We operate in one industry segment, real estate ownership with domestic and foreign investments. For 2011, Mercury Partners, LP and U-Haul Moving Partners, Inc. jointly represented 13% of our total lease revenue, inclusive of noncontrolling interest.

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

Environmental Matters

We have invested in properties currently or historically used as industrial, manufacturing and commercial properties. Under various federal, state and local environmental laws and regulations, current and former owners and operators of property may have liability for the cost of investigating, cleaning up or disposing of hazardous materials released at, on, under, in or from the property. These laws typically impose responsibility and liability without regard to whether the owner or operator knew of or was responsible for the presence of hazardous materials or contamination, and liability under these laws is often joint and several. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous materials. As part of our efforts to mitigate these risks, we typically engage third parties to perform assessments of potential environmental risks when evaluating a new acquisition of property, and we frequently obtain contractual protection (indemnities, cash reserves, letters of credit or other instruments) from property sellers, tenants, a tenant’s parent company or another third party to address known or potential environmental issues.

Transactions with Affiliates

We enter into transactions with our affiliates, including the other CPA® REITs and our advisor or its affiliates, if we believe that doing so is consistent with our investment objectives and we comply with our investment policies and procedures. These transactions typically take the form of jointly-owned ventures, direct purchases of assets, mergers or another type of transaction. See “General

CPA®:15 2011 10-K — 10

Development of Business – Significant Developments During 2012” for a discussion of our recently announced definitive merger agreement with WPC. Like us, the other CPA® REITs intend to consider alternatives for providing liquidity for their shareholders some years after they have invested substantially all of the net proceeds from their initial public offerings. Ventures with affiliates of WPC are permitted only if a majority of our directors (including a majority of our independent directors) not otherwise interested in the transaction approve the allocation of the transaction among the affiliates as being fair and reasonable to us and the affiliate makes its investment on substantially the same terms and conditions as us.

(d) Financial Information About Geographic Areas

See Our Portfolio above and Note 16 of the consolidated financial statements for financial information pertaining to our geographic operations.

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

We will supply to any shareholder, upon written request and without charge, a copy of this Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

The Proposed Merger is subject to a number of risks and uncertainties, including that:

•

the Proposed Merger is subject to a number of closing conditions, many of which are outside of our control, and there can be no assurance that the Proposed Merger will be completed. The conditions include the receipt of shareholder approvals from the shareholders of each of CPA®:15 and WPC, the completion by WPC of its conversion to a REIT, the occurrence of no changes constituting a material adverse effect, the receipt of third-party consents and the receipt of tax opinions.

•	the exchange ratio to be paid to CPA®:15’s shareholders in the Proposed Merger is fixed and will not be adjusted to reflect decreases in WPC’s share price; and
•

WPC and its affiliates serve as CPA®:15’s advisor. While CPA®:15’s board of directors formed a special committee consisting solely of directors independent of WPC to review the Proposed Merger and the special committee retained separate legal and financial advisors, the advisor manages our day to day affairs and maintains our books and records and there can be no assurance that the role of the advisor did not influence the terms of the Proposed Merger and that the terms of the Proposed Merger would not have been different if the Proposed Merger were being conducted with an unrelated third party.

The recent financial and economic crisis adversely affected our business, and the continued uncertainty in the global economic environment may adversely affect our business in the future.

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011, we saw slow improvement in the U.S. economy following the significant distress experienced in 2008 and 2009. Toward the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. To date, these crises have had a limited impact on our business, primarily in that a number of tenants have experienced increased levels of financial distress, with several having filed for bankruptcy protection, although our experience in 2011 reflected an improvement from 2009 and 2010. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain.

If the economic situation worsens, we could in the future experience a number of additional effects on our business, including higher levels of default in the payment of rent by our tenants, additional bankruptcies and impairments in the value of our property

CPA®:15 2011 10-K — 11

investments, as well as difficulties in financing transactions and refinancing existing loans as they come due. Any of these conditions may negatively affect our earnings, as well as our cash flow and, consequently, our ability to sustain the payment of dividends at current levels or to resume our redemption plan.

Our earnings or cash flow may also be adversely affected by other events, such as increases in the value of the U.S. Dollar relative to other currencies in which we receive rent.

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

We have invested in properties located outside the U.S. At December 31, 2011, our directly owned real estate properties located outside of the U.S. represented 36% of annualized contractual minimum base rent. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments may expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•	changing governmental rules and policies;
•

enactment of laws relating to the foreign ownership of property and laws relating to the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	expropriation of investments;
•	legal systems under which the ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;
•

difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, which may be more stringent than U.S. laws, including tax requirements and land use, zoning, and environmental laws, as well as changes in such laws;

•	adverse market conditions caused by changes in national or local economic or political conditions;
•	tax requirements vary by country and we may be subject to additional taxes as a results of our international investments;
•	changes in relative interest rates;
•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies
•	changes in real estate and other tax rates and other operating expenses in particular countries.
•	changes in land use and zoning laws;
•	more stringent environmental laws or changes in such laws; and
•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.

In addition, the lack of publicly available information in accordance with accounting principles generally accepted in the U.S. (“GAAP”) could impair our ability to analyze transactions and may cause us to forego an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Certain of these risks may be greater in emerging markets and less developed countries. The advisor’s expertise to date is primarily in the U.S. and Europe, and the advisor has less experience in other international markets. As such, the advisor is not as familiar with the potential risks to our investments outside the U.S. and Europe, and we could incur losses as a result.

Also, we may rely on third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to our properties. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

Moreover, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Our primary currency exposure is to the Euro. We attempt to mitigate a portion of the risk of currency fluctuation by financing our properties in the local currency denominations, although there can be no assurance that this will be effective. Because we generally place both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency, our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies; that is, absent other considerations, a weaker U.S. dollar will tend to increase both our revenues and our expenses, while a stronger U.S. dollar will tend to reduce both our revenues and our expenses.

CPA®:15 2011 10-K — 12

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

Real estate investments generally have less liquidity compared to other financial assets, and this lack of liquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. The triple-net leases we own, enter into, or acquire may be for properties that are specially suited to the particular needs of the tenant. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant. In addition, if we are forced to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or release properties without adversely affecting returns to our shareholders. See Item 1 —Business — Our Portfolio for scheduled lease expirations.

We have recognized, and may in the future recognize, substantial impairment charges on our properties.

We have incurred, and may in the future incur, substantial impairment charges, which we are required to recognize whenever we sell a property for less than its carrying value or we determine that the carrying amount of the property is not recoverable and exceeds its fair value (or, for direct financing leases, that the unguaranteed residual value of the underlying property has declined). By their nature, the timing and extent of impairment charges are not predictable. We may incur non-cash impairment charges in the future, which may reduce our net income.

The inability of a tenant in a single tenant property to pay rent will reduce our revenues and increase our expenses.

Most of our properties are occupied by a single tenant, and therefore the success of our investments is materially dependent on the financial stability of these tenants. Revenues from several of our tenants/guarantors constitute a significant percentage of our lease revenues. Our five largest tenants/guarantors represented approximately 41%, 39% and 38% of total lease revenues in 2011, 2010 and 2009, respectively. Lease payment defaults by tenants negatively impact our net income and reduce the amounts available for distributions to our shareholders. As a portion of our tenants may not have a recognized credit rating, they may have a higher risk of lease defaults than if those tenants had a recognized credit rating. A default of a tenant on its lease payment to us could cause us to lose the revenue from the property and cause us to have to find an alternative source of revenue to meet any mortgage payment and prevent foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting the investment and re-leasing the property. If a lease is terminated, there is no assurance that we will be able to re-lease the property for the rent previously received or sell the property without incurring a loss.

The bankruptcy or insolvency of tenants or borrowers may cause a reduction in revenue.

Bankruptcy or insolvency of a tenant or borrower could cause:

•	the loss of lease or interest and principal payments;
•	an increase in the costs incurred to carry the property;
•	litigation;
•	a reduction in the value of our shares; and
•	a decrease in distributions to our shareholders.

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

CPA®:15 2011 10-K — 13

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

We and the other CPA® REITs managed by the advisor have had tenants file for bankruptcy protection in the past and have been involved in bankruptcy-related litigation (including several international tenants). Four prior CPA® REITs reduced the rate of distributions to their investors as a result of adverse developments involving tenants.

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

The tenants or managers of net leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance expenditures or other liabilities once the property becomes free of the lease. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially troubled tenant may be more likely to defer maintenance and it may be more difficult to enforce remedies, including those provided in the applicable lease, against such a tenant. In addition, to the extent tenants are unable to conduct their operation of the property on a financially successful basis, their ability to pay rent may be adversely affected. Although we endeavor to monitor, on an ongoing basis, compliance by tenants with their lease obligations and other factors that could affect the financial performance of our properties, such monitoring may not in all circumstances ascertain or forestall deterioration either in the condition of a property or the financial circumstances of a tenant.

Our leases may permit tenants to purchase a property at a predetermined price, which could limit our realization of any appreciation or result in a loss.

In some circumstances, we may grant tenants a right to repurchase the property they lease from us. The purchase price may be a fixed price or it may be based on a formula or the market value at the time of exercise. If a tenant exercises its right to purchase the property and the property’s market value has increased beyond that price, we could be limited in fully realizing the appreciation on that property. Additionally, if the price at which the tenant can purchase the property is less than our carrying value (for example, where the purchase price is based on an appraised value), we may incur a loss.

CPA®:15 2011 10-K — 14

Our success is dependent on the performance of the advisor.

Our ability to achieve our investment objectives and to pay distributions is largely dependent upon the performance of the advisor in the acquisition of investments, the selection of tenants, the determination of any financing arrangements, and the management of our assets. The advisory agreement that is currently in place is scheduled to expire on the earlier of the date that the Proposed Merger is consummated or September 30, 2012 unless otherwise renewed. The past performance of partnerships and CPA® REITs managed by the advisor may not be indicative of the advisor’s performance with respect to us. We cannot guarantee that the advisor will be able to successfully manage and achieve liquidity for our shareholders to the same extent that it has done so for prior programs.

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

Lenders for certain of our assets may request change of control provisions in the loan documentation that would make the termination or replacement of WPC or its affiliates as the advisor an event of default or an event requiring the immediate repayment of the full outstanding balance of the loan. While we will attempt to negotiate not to include such provisions, lenders may require such provisions. If an event of default or repayment event occurs with respect to any of our assets, our revenues and distributions to our shareholders may be adversely affected.

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

CPA®:15 2011 10-K — 15

Our use of debt to finance investments could adversely affect our cash flow and distributions to shareholders.

Most of our investments have been made by borrowing a portion of the purchase price of our investments and securing the loan with a mortgage on the property. We generally borrow on a non-recourse basis to limit our exposure on any property to the amount of equity invested in the property. If we are unable to make our debt payments as required, a lender could foreclose on the property or properties securing its debt. Additionally, lenders for our international mortgage loan transactions typically incorporate provisions that can cause a loan default, including a loan to value ratio, a debt service coverage ratio and a material adverse change in the borrower’s or tenant’s business. Accordingly, if the real estate value declines or the tenant defaults, the lender would have the right to foreclose on its security. If any of these events were to occur, it could cause us to lose part or all of our investment, which in turn could cause the value of our portfolio, and revenues available for distribution to our shareholders, to be reduced.

A majority of our financing also requires us to make a balloon payment at maturity. Our ability to make any balloon payments on debt will depend upon our ability either to refinance the obligation when due, invest additional equity in the property or sell the related property. When the balloon payment is due, we may be unable to refinance the balloon payment on terms as favorable as the original loan or sell the property at a price sufficient to make the balloon payment. Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, availability of credit, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. A refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

Failure to continue to qualify as a REIT would adversely affect our operations and ability to make distributions.

If we fail to continue to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax on our net taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year we lose our REIT qualification. Losing our REIT qualification would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability, and we would no longer be required to make distributions. We might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements regarding the composition of our assets and the sources of our gross income. Also, we must make distributions to our shareholders aggregating annually at least 90% of our REIT net taxable income, excluding net capital gains. Because we have investments in foreign real property, we are subject to foreign currency gains and losses. Foreign currency gains are qualifying income for purposes of the REIT income requirements, provided that underlying income satisfies the REIT income requirements. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income. In addition, legislation, new regulations, administrative interpretations or court decisions may adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.

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

The maximum U.S. federal income tax rate for dividends payable by domestic corporations to taxable U.S. shareholders is 15% (through 2012 under current law). Dividends payable by REITs, however, are generally not eligible for the reduced rates, except to the extent that they are attributable to dividends paid by a taxable REIT subsidiary or a C corporation or relate to certain other activities. This is because qualifying REITs receive an entity-level tax benefit from not having to pay U.S. federal income tax on their net income. As a result, the more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock. In addition, the relative attractiveness of real estate in general may be adversely affected by the reduced U.S. federal income tax rates applicable to corporate dividends, which could negatively affect the value of our properties.

CPA®:15 2011 10-K — 16

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

We have invested and in the future may invest in properties historically used for industrial, manufacturing and other commercial purposes. We therefore own and may in the future acquire properties that have known or potential environmental contamination as a result of historical or ongoing operations. Buildings and structures on the properties we own and purchase also may have known or suspected asbestos-containing building materials. Our properties currently are used for industrial, manufacturing, and other commercial purposes, and some of our tenants may handle hazardous or toxic substances, generate hazardous wastes, or discharge regulated pollutants to the environment. We may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the U.S., which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. Leasing properties to tenants that engage in these activities, and owning properties historically and currently used for industrial, manufacturing, and other commercial purposes, will cause us to be subject to the risk of liabilities under environmental laws. Some of these laws could impose the following on us:

•

responsibility and liability for the cost of investigation and, removal or remediation of hazardous or toxic substances released on or from our property, generally without regard to our knowledge of, or responsibility for, the presence of these contaminants;

•	liability for the costs of investigation and removal of hazardous substances at disposal facilities for persons who arrange for the disposal or treatment of such substances;
•

liability for claims by third parties based on damages to natural resources or property, personal injuries, or costs of removal or remediation of hazardous or toxic substances in, on, or migrating from our property; and

•	responsibility for managing asbestos-containing building materials, and third-party claims for exposure to those materials.

Our costs of investigation, remediation or removal of hazardous or toxic substances, or for third-party claims for damages, may be substantial. The presence of hazardous or toxic substances at any of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell or lease the property or to borrow using the property as collateral. While we attempt to mitigate identified environmental risks by contractually requiring tenants to acknowledge their responsibility for complying with environmental laws and to assume liability for environmental matters, circumstances may arise in which a tenant fails, or is unable, to fulfill its contractual obligations. In addition, environmental liabilities, or costs or operating limitations imposed on a tenant to comply with environmental laws, could affect its ability to make rental payments to us. Also, we may be required, in connection with any future divestitures of property, to provide buyers with indemnification against potential environmental liabilities.

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

CPA®:15 2011 10-K — 17

A potential change in U.S. accounting standards regarding operating leases may make the leasing of facilities less attractive to our potential domestic tenants, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. This situation is considered to be met if, among other things, the non-cancelable lease term is more than 75% of the useful life of the asset or if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. Under capital lease accounting for a tenant, both the leased asset and liability are reflected on their balance sheet. If the lease does not meet any of the criteria for a capital lease, the lease is considered an operating lease by the tenant and the obligation does not appear on the tenant’s balance sheet; rather, the contractual future minimum payment obligations are only disclosed in the footnotes thereto. Thus, entering into an operating lease can appear to enhance a tenant’s balance sheet in comparison to direct ownership. In response to concerns caused by a 2005 SEC study that the current model does not have sufficient transparency, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, with a final standard expected to be issued during 2012. As of the date of this Report, the proposed guidance has not yet been finalized. Changes to the accounting guidance could affect both our and the CPA® REITs’ accounting for leases as well as that of our and the CPA® REITs’ tenants. These changes would impact most companies but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize.

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

There is no active public trading market for our shares. Our articles of incorporation also prohibit the ownership of more than 9.8% of our stock by one person or affiliated group, unless exempted by our board of directors, which may inhibit large investors from desiring

CPA®:15 2011 10-K — 18

to purchase your shares and may also discourage a takeover. Moreover, our redemption plan has been suspended. Even if our redemption plan is reactivated, it will continue to include numerous restrictions that limit your ability to sell your shares to us, and our board of directors will continue to have the authority to further amend, suspend or terminate the plan. Therefore, it will be difficult for you to sell your shares promptly or at all. In addition, the price received for any shares sold prior to a liquidity event, such as the Proposed Merger, is likely to be less than the proportionate value of the real estate we own. Investor suitability standards imposed by certain states may also make it more difficult to sell your shares to someone in those states.

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

Our articles of incorporation restrict beneficial ownership of more than 9.8% of the outstanding shares by one person or affiliated group, unless otherwise waived by our board of directors, in order to assist us in meeting the REIT qualification rules. These requirements could have the effect of inhibiting a change in control even if a change in control were in our shareholders’ interest.

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

CPA®:15 2011 10-K — 19

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

Item 3. Legal Proceedings.

At December 31, 2011, we were not involved in any material litigation.

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable

CPA®:15 2011 10-K — 20

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unlisted Shares and Distributions

There is no active public trading market for our shares. At February 21, 2012, there were approximately 37,917 holders of record of our shares.

We are required to distribute annually at least 90% of our distributable REIT net taxable income to maintain our status as a REIT. Quarterly distributions declared by us for the past two years are as follows:

	Years Ended December 31,
	2011	2010
First quarter	$0.1819	$0.1807
Second quarter	0.1821	0.1810
Third quarter	0.1823	0.1813
Fourth quarter	0.1823	0.1816

	$0.7286	$0.7246

Unregistered Sales of Equity Securities

For the three months ended December 31, 2011, we issued 250,698 shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.40 per share, which was our most recently published NAV per share as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Issuer Purchases of Equity Securities

2011 Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
October	84,060	$10.06	N/A	N/A
November	-	-	N/A	N/A
December	87,342	10.10	N/A	N/A

Total	171,402

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our DRIP and other factors at the discretion of our board of directors. Our board of directors approved the suspension of our redemption plan, subject to limited exceptions in cases of death, qualifying disability or confinement to a long-term care facility. The suspension will remain in effect until our board of directors, in its discretion, determines to reinstate the plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan. In February 2012, our Board of Directors suspended participation in our DRIP in light of the Proposed Merger.

CPA®:15 2011 10-K — 21

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes in Item 8 (in thousands, except per share data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Operating Data (a)
Total revenues	$249,889	$251,163	$264,789	$270,784	$259,564
Income from continuing operations	78,970	93,954	32,419	79,960	86,686
Net income (b)	76,552	100,256	29,900	51,194	124,124
Less: Net income attributable to noncontrolling interests	(19,859)	(40,479)	(30,148)	(22,500)	(36,934)

Net income (loss) attributable to CPA®:15 shareholders	56,693	59,777	(248)	28,694	87,190

Earnings (loss) per share:
Income from continuing operations attributable to CPA®:15 shareholders	0.44	0.49	0.07	0.39	0.49
Net income (loss) attributable to CPA®:15 shareholders	0.43	0.47	-	0.22	0.68

Cash distributions declared per share (c)	0.7286	0.7246	0.7151	0.6902	0.6691

Balance Sheet Data
Total assets	$2,452,884	$2,694,055	$2,959,088	$3,189,205	$3,464,637
Net investments in real estate (d)	2,034,144	2,297,754	2,540,012	2,715,417	2,882,357
Long-term obligations (e)	1,323,131	1,498,296	1,686,154	1,819,443	1,943,724

Other Information
Cash provided by operating activities	$163,566	$168,725	$164,475	$180,789	$162,985
Cash distributions paid	94,272	91,743	88,939	98,153	85,327
Payments of mortgage principal (f)	73,675	79,905	92,765	42,662	54,903

(a)	Certain prior year amounts have been reclassified from continuing operations to discontinued operations.
(b)	Net income in 2011, 2010, 2009 and 2008 reflected impairment charges and allowance for credit losses totaling $31.9 million, $25.3 million, $66.6 million and $42.1 million, respectively, of which $6.7 million, $1.5 million, $4.4 million and $7.6 million was attributable to noncontrolling interests, respectively. In 2007, income from equity investments in real estate included $2.4 million of impairment charges attributable to other-than-temporary declines in the fair market value of two real estate equity investments.
(c)	Cash distributions declared per share for 2007 excluded a special cash distribution of $0.08 per share that was paid in January 2008 to shareholders of record at December 31, 2007.
(d)	Net investments in real estate consists of Net investments in properties, Net investments in direct financing leases, Equity investments in real estate, Real estate under construction and Assets held for sale, as applicable.
(e)	Represents mortgage obligations and deferred acquisition fee installments.
(f)	Represents scheduled payments of mortgage principal.

CPA®:15 2011 10-K — 22

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

Financial Highlights

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Total revenues	$249,889	$251,163	$264,789
Net income (loss) attributable to CPA®:15 shareholders	56,693	59,777	(248)
Cash flow from operating activities	163,566	168,725	164,475

Distributions paid	94,272	91,743	88,939

Supplemental financial measures:
Modified funds from operations (MFFO)	115,635	117,768	115,838
Adjusted cash flow from operating activities	141,830	138,333	140,500

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations, or (“MFFO”), and Adjusted cash flow from operating activities, to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenues decreased in 2011 as compared to 2010, primarily due the deconsolidation of a subsidiary and lease restructuring. These decreases were partially offset by favorable foreign currency fluctuations, changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases and scheduled increases in rent.

Net income attributable to CPA®:15 shareholders decreased in 2011 as compared to 2010 primarily due to higher impairment charges and lower gains recognized on the sale of properties and the deconsolidation of a subsidiary in 2011. The decreases were partially offset by the increase in income from our equity investments in real estate.

For the year ended December 31, 2011 as compared to 2010, our MFFO supplemental measure decreased primarily due to the impact of lease restructurings and property sales in the current year.

Cash flow from operating activities decreased in 2011 as compared to 2010, primarily due to the decrease in net income.

For the year ended December 31, 2011 as compared to the same period in 2010, Adjusted cash flow from operating activities increased primarily due to a net increase in distributions received from our joint venture partners.

CPA®:15 2011 10-K — 23

Recent Developments

Proposed Merger

As more fully described in Note 18 to the consolidated financial statements, on February 17, 2012, we and WPC entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of WPC for a combination of cash and shares of WPC’s common stock. In connection with the Proposed Merger, WPC plans to file a registration statement with the SEC regarding the shares of WPC’s common stock to be issued to our shareholders in the Proposed Merger. Special meetings will be scheduled to obtain the approval of our shareholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

Changes in Management

On January 2, 2012, our Chairman, Wm. Polk Carey passed away. In connection with the Proposed Merger, our board of directors voted to reduce the size of the board to four directors and, as a result, there is currently no vacancy.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. During 2011 we saw slow improvement in the U. S. economy following the significant distress experienced in 2008 and 2009. Towards the end of 2011, however, there was an increase in international economic uncertainty as a result of the sovereign debt crisis and a deterioration of economic fundamentals in Europe. Currently, conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are subject to risk from the effects of exchange rate movements. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 35% of our annualized contractual minimum base rent at December 31, 2011. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at December 31, 2011 versus the spot rate at December 31, 2010. The Euro/U.S. dollar exchange rate at December 31, 2011, $1.2950, represented a 2% decrease from the December 31, 2010 rate of $1.3253. This strengthening had an unfavorable impact on our balance sheet at December 31, 2011 as compared to our balance sheet at December 31, 2010.

The operational impact of our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate during 2011, which ranged between a low of $1.3188 and a high of $1.4439, the average rate we utilized to measure these operations increased by 5% versus 2010. This increase had a favorable impact on 2011 results of operations as compared to the prior year. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our NAVs, future results, financial position and cash flows.

Capital Markets

During 2011, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities (“CMBS”) debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. Despite increased volatility in the CMBS market as key market participants began to withdraw, and a credit downgrade of U.S. Treasury debt obligations, we have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital. Events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors including asset quality, tenant credit quality, geography and lease term.

CPA®:15 2011 10-K — 24

Financing Conditions

During 2011, we saw continued improvement in the U.S. credit and real estate financing markets despite the U.S. sovereign credit downgrade as new lenders entered the marketplace and the U.S. Treasury kept interest rates low. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals. During 2011, we obtained non-recourse mortgage financing totaling $49.7 million (on a pro rata basis).

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. We have seen modest improvements in these domestic macro-economic factors since the beginning of the credit crisis. However, internationally these fundamentals have not significantly improved, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Value

The advisor generally calculates our NAV per share by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

Our NAV per share at September 30, 2011 remained at $10.40, the same as at December 31, 2010.

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact our NAV and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms, or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges.

Despite signs of improvement in domestic general business conditions during 2011, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery, particularly in the Euro-zone. As of the date of this Report, we have no exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

To mitigate credit risk, we have historically looked to invest in assets that we believe are critically important to our tenants’ operations and have attempted to diversify our portfolio by tenant, tenant industry and geography. We also monitor tenant performance through review of rent delinquencies as a precursor to a potential default, meetings with tenant management and review of tenants’ financial statements and compliance with any financial covenants. When necessary, our asset management process includes restructuring transactions to meet the evolving needs of tenants, re-leasing properties, refinancing debt and selling properties, as well as protecting our rights when tenants default or enter into bankruptcy.

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the CPI or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during 2011 that we expect will drive increases in our portfolio in coming years.

CPA®:15 2011 10-K — 25

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms. As of December 31, 2011, we have no significant leases scheduled to expire or renew in the next twelve months.

Our occupancy was approximately 96% at December 31, 2011, a decrease of 1% from December 31, 2010.

Proposed Accounting Changes

The following proposed accounting changes may potentially impact us if the outcome has a significant influence on sale-leaseback demand in the marketplace:

The IASB and FASB have issued an Exposure Draft on a joint proposal that would dramatically transform lease accounting from the existing model. These changes would impact most companies, but are particularly applicable to those that are significant users of real estate. The proposal outlines a completely new model for accounting by lessees, whereby their rights and obligations under all leases, existing and new, would be capitalized and recorded on the balance sheet. For some companies, the new accounting guidance may influence whether or not, or the extent to which, they may enter into the type of sale-leaseback transactions in which we specialize. The FASB and IASB met during July 2011 and voted to re-expose the proposed standard. A revised exposure draft for public comment is currently expected to be issued in the first half of 2012, and a final standard is currently expected to be issued by the end of 2012. The boards also reached decisions, which are tentative and subject to change, on a single lessor accounting model and the accounting for variable lease payments, along with several presentation and disclosure issues. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether this proposal will have a material impact on our business.

In October 2011, the FASB issued an exposure draft that proposes a new accounting standard for “investment property entities.” Currently, an entity that invests in real estate properties, but is not an investment company under the definition set forth by GAAP, is required to measure its real estate properties at cost. The proposed amendments would require all entities that meet the criteria to be investment property entities to follow the proposed guidance, under which investment properties acquired by an investment property entity would initially be measured at transaction price, including transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. A detailed analysis is required to determine whether an entity is within the scope of the amendments in this proposed update. An entity in which substantially all of its business activities are investing in a real estate property or properties for total return, including an objective to realize capital appreciation (including certain REITs and real estate funds) would be affected by the proposed amendments. The proposed amendments also would introduce additional presentation and disclosure requirements for an investment property entity. As of the date of this Report, the proposed guidance has not yet been finalized, and as such we are unable to determine whether we meet the definition of an investment property entity and if the proposal will have a material impact on our business.

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

We consider Adjusted cash flows from operating activities as a supplemental measure of liquidity in evaluating our ability to sustain distributions to shareholders. We consider this measure useful as a supplemental measure to the extent the source of distributions in excess of equity income in real estate is the result of non-cash charges, such as depreciation and amortization, because it allows us to

CPA®:15 2011 10-K — 26

evaluate the cash flows from consolidated and unconsolidated investments in a comparable manner. In deriving this measure, we exclude cash distributions from equity investments in real estate that are sourced from the sales of the equity investee’s assets or refinancing of debt because we deem them to be returns of investment and not returns on investment.

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

CPA®:15 2011 10-K — 27

Results of Operations

The following table presents the components of our lease revenues (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rental income	$211,930	$214,261	$221,389
Interest income from direct financing leases	30,270	30,329	36,716

	$242,200	$244,590	$258,105

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Years Ended December 31,
Lessee	2011	2010	2009
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a) (b)	$32,486	$32,486	$30,589
Carrefour France, S.A. (a) (c)	20,228	19,619	21,481
OBI A.G. (a) (c)	17,141	16,006	16,637
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (c)	15,154	14,272	14,881
True Value Company (a)	14,450	14,213	14,492
Universal Technical Institute (d) (e)	10,667	7,101	8,688
Pohjola Non-Life Insurance Company (a) (c)	9,300	8,797	9,240
TietoEnator plc. (a) (c)	8,771	8,223	8,636
Police Prefecture, French Government (a) (c)	8,218	8,030	8,272
Médica – France, S.A. (a) (c)	6,789	6,447	6,916
Foster Wheeler AG	6,369	6,269	6,269
Life Time Fitness, Inc. (a) (f)	4,928	14,208	14,208
Thales S.A. (a) (c)	4,243	4,165	4,375
Oriental Trading Company	4,091	3,954	3,909
Advanced Micro Devices (g)	-	6,621	9,932
Other (a) (c)	79,365	74,179	79,580

	$242,200	$244,590	$258,105

(a)	These revenues are generated in consolidated ventures, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $65.2 million, $63.4 million and $60.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.
(b)	The increase in 2010 was due to a CPI-based (or equivalent) rent increase.
(c)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(d)	The increase in 2011 was primarily due to an out-of-period adjustment made during the third quarter of 2011 (Note 2).
(e)	The decrease in 2010 was due to changes in financing lease adjustments resulting from an impairment charge we recognized in 2009 on a direct financing lease to reflect the decline in the estimate of unguaranteed residual value.
(f)	In December 2011, we sold six properties back to the tenant (Note 15). Results of operations for these properties have been reclassified to discontinued operations. We currently have two remaining properties leased to this tenant.
(g)	In connection with a 2010 debt refinancing, the structure of this venture was modified to a tenancy-in-common. Therefore, during 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.

CPA®:15 2011 10-K — 28

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these ventures. Amounts provided are the total amounts attributable to the ventures and do not represent our proportionate share (dollars in thousands):

	Ownership Interest	Years Ended December 31,
Lessee	at December 31, 2011	2011	2010	2009
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$36,663	$34,408	$35,889
Marriott International, Inc. (c)	47%	19,097	18,296	16,818
C1000 Logistiek Vastgoed B.V. (b) (d)	15%	14,519	-	-
Advanced Micro Devices (e)	33%	11,944	3,311	-
Schuler A.G. (b)	34%	6,555	6,208	6,568
The Talaria Company (Hinckley) (f)	30%	6,175	5,506	4,133
PETsMART, Inc. (g)	30%	5,295	8,164	8,303
Hologic, Inc.	64%	3,623	3,528	3,387
Del Monte Corporation	50%	3,527	3,527	3,529
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (h)	33%	2,634	2,703	3,662
Builders FirstSource, Inc.	40%	1,394	1,611	1,558
SaarOTEC and Goertz & Schiele Corp. (b) (i)	50%	506	727	3,761
The Upper Deck Company (j)	50%	-	3,194	3,194

		$111,932	$91,183	$90,802

(a)	In addition to lease revenues, the venture also earned interest income of $1.9 million, $24.2 million and $27.1 million on a note receivable during 2011, 2010 and 2009, respectively.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro increased by approximately 5% during the year ended December 31, 2011 as compared to 2010 and decreased by approximately 5% during the year ended December 31, 2010 as compared to 2009, resulting in a positive impact on lease revenues in 2011 and a negative impact on lease revenues in 2010 for our Euro-denominated investments.
(c)	The increase in 2010 was due to an out-of-period adjustment we made in the fourth quarter of 2010 (Note 2).
(d)	We acquired our interest in this investment in January 2011.
(e)	In connection with a debt refinancing in August 2010, the structure of this venture was modified to a tenancy-in-common. Therefore, during the third quarter of 2010, we recorded an adjustment to deconsolidate this venture and account for it under the equity method of accounting.
(f)	During the second half of 2009, we entered into a lease amendment with the tenant to defer certain rental payments. This deferral period extended through August 2010, however rental payments were gradually increased throughout 2010 which resulted in an increase to lease revenue for 2010 as compared to 2009. In January 2011, the Hinckley investment was restructured whereby the venture received a 27% equity stake in Talaria Holdings, LLC in return for a 5-year restructured rent schedule, which resulted in a reduction in lease revenue for 2011 as compared to 2010.
(g)	In June 2010, the venture sold one property included in the PETsMART portfolio. In July 2011, the venture sold 11 of its retail properties (Note 6). The joint venture continues to own one distribution center.
(h)	The decrease in 2010 was due to a lease restructuring.
(i)	In March 2010, SaarOTEC, a successor tenant to Görtz & Schiele GmbH & Co., signed a new lease with the venture at a significantly reduced rent.
(j)	In December 2010, we filed two civil actions against the tenant, The Upper Deck Company, after it had stopped making rent payments for a year. In February 2011, we reached an agreement with the tenant whereby the tenant will pay us $3.0 million over three years, and pursuant to that agreement the tenant vacated the building in June 2011.

Lease Revenues

As of December 31, 2011, 76% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 24% of our net leases have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro. During the quarter ended December 31, 2011, we entered into three new leases with a total contractual annual minimum base rent of approximately $1.3 million and a weighted average lease term of approximately four years. We did not provide for any tenant concessions in connection with these new leases.

CPA®:15 2011 10-K — 29

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, lease revenues decreased by $2.4 million. Lease revenues in 2011 was negatively impacted by the deconsolidation of a subsidiary which reduced revenue by $7.4 million (Note 15) as well as a decrease of $3.8 million due to the effects of lease restructurings and lease expirations. These decreases were primarily offset by the effects of favorable foreign currency fluctuations of $4.4 million, changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases of $2.0 million, rent increases due to scheduled rent escalations, expansions or fluctuations in percentage rent at certain properties of $2.4 million.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, lease revenues decreased by $13.5 million, primarily due to the effects of lease restructuring transactions, lease rejections and lease expirations, which reduced lease revenues by $8.1 million. Lease revenues were also negatively impacted by fluctuations of foreign currency exchange rates, which resulted in a decrease of $4.6 million. Additionally, lease revenues decreased by $3.7 million as a result of the deconsolidation of a subsidiary and $3.1 million as a result of changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases. These decreases were partially offset by the impact of scheduled rent increases at several properties totaling $6.1 million.

Depreciation and Amortization

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, depreciation and amortization expense decreased by $0.9 million, primarily due to a decrease in amortization of $0.8 million as a result of the restructuring of several leases, which extended the terms of the leases and the lives of the related intangible assets.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, depreciation and amortization expense decreased by $1.9 million, primarily due to the negative impact of fluctuations in foreign currency exchange rates, which resulted in a decrease of $2.5 million, partially offset by an increase of $0.5 million as a result of the restructuring of several leases, which shortened the terms of the leases and the lives of the related intangible assets.

Property Expenses

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, property expenses decreased by $0.8 million. The principal factors contributing to the decrease included decreases in asset management and performance fees payable to the advisor of $1.7 million resulting from declines in the appraised value of our real estate assets in both 2010 and 2009 coupled with property sales in both 2011 and 2010. In addition, professional fees decreased by $0.4 million. These decreases were partially offset by an increase in reimbursable property expenses of $0.6 million, an increase in uncollected rent of $0.5 million due to certain tenants experiencing financial difficulties in the current year.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, property expenses decreased by $1.0 million, primarily due to a $1.1 million decrease in asset management and performance fees payable to the advisor as a result of a decline in the appraised value of our real estate assets in 2009 as compared to 2008, and property sales. In addition, uncollected rent expense decreased by $1.0 million as a result of fewer tenants experiencing financial difficulties in the current year. These decreases were partially offset by an increase in professional fees, real estate taxes and utilities of $1.1 million as a result of several tenants vacating the properties in 2010.

CPA®:15 2011 10-K — 30

Impairment Charges

Our impairment charges are more fully described in Note 13. Impairment charges related to our continuing real estate operations were as follows (in thousands):

	Years Ended December 31,
Lessee	2011	2010	2009	Triggering Event
Lillian Vernon	$11,234	-	-	Tenant vacated
Shires Limited	-	-	$19,610	Tenant filed for bankruptcy and vacated
Lindenmaier A.G.	-	-	8,286	Tenant filed for bankruptcy
Thales S.A.	-	$4,144	779	Decline in property’s estimated fair value
The Kroger Co.	-	-	1,473	Property sold
Various leases(a)	(3,047)	(1,488)	5,918	Decline in properties’ unguaranteed residual values

Impairment charges included in operating expenses from continuing operations	$8,187	$2,656	$36,066

(a)	During 2011 and 2010, we recorded out-of-period adjustments of $3.0 million and $2.1 million, respectively (Note 2).

See Income from Equity Investments in Real Estate and Discontinued Operations below for additional impairment charges incurred during 2011, 2010 and 2009.

Allowance for Credit Losses

For the year ended December 31, 2011, we recorded an allowance for credit losses on direct financing leases totaling $3.1 million related to two tenants. Of this amount, $1.7 million was recorded in connection with the sale of a property and the remaining $1.4 million was recorded as a result of a tenant experiencing financial difficulty.

Income from Equity Investments in Real Estate

Income from equity investments in real estate represents our proportionate share of net income, or loss when applicable (revenue less expenses) from investments entered into with affiliates or third parties in which we have a noncontrolling interest but over which we exercise significant influence. Under current authoritative accounting guidance for investments in unconsolidated ventures, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, income from equity investments in real estate increased by $15.4 million, primarily due to a $9.6 million gain recognized on the sale of 11 PETsMART, Inc. properties in 2011, a $5.5 million decrease in other-than-temporary impairment charges and an out-of-period adjustment recorded during 2011 to increase equity income by $1.2 million (Note 2). These increases were partially offset by a decrease in income from the Hellweg Die Profi-Baumarkte GmbH investment of $1.4 million which was primarily the result of a benefit recorded in 2010 related to a purchase option exercise.

During 2011, we recognized other-than-temporary impairment charges totaling $1.7 million as compared to $7.2 million recognized in 2010. Impairment charges recognized in 2011 included $1.1 million on the Talaria (Hinckley) investment and $0.6 million on a German investment that leases properties to Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH. Impairment charges recognized in 2010 included $4.9 million on the Upper Deck investment, $1.5 million on the Schuler investment, $0.6 million on the Talaria (Hinckley) investment and $0.2 million on the SaarOTEC (formerly Görtz & Schiele GmbH & Co.) investment. These impairments in 2011 and 2010 were taken to reflect the decline in the estimated fair value of these investments’ underlying net assets in comparison with the carrying value of our interests in these ventures.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, income from equity investments in real estate increased by $3.8 million, primarily due to a $3.1 million decrease in other-than-temporary impairment charges recognized on several ventures, as well as distributions received from a joint venture totaling $1.6 million during 2010. In addition, income recognized from the Marriott investment increased by $0.7 million primarily due to an out-of-period adjustment the venture recorded in the fourth quarter of 2010 (Note 2). These increases were partially offset by a $1.6 million reduction in income recognized from the Talaria (Hinckley) investment, primarily due to our portion of the impairment charge recognized on the venture property.

CPA®:15 2011 10-K — 31

Other Income and (Expenses)

Other income and (expenses) generally consists of gains and losses on foreign currency transactions and derivative instruments. We and certain of our foreign consolidated subsidiaries have intercompany debt and/or advances that are not denominated in the relevant entity’s functional currency. When the intercompany debt or accrued interest thereon is remeasured against the functional currency of the entity, a gain or loss may result. For intercompany transactions that are of a long-term investment nature, the gain or loss is recognized as a cumulative translation adjustment in Other comprehensive income. We also recognize gains or losses on foreign currency transactions when we repatriate cash from our foreign investments. In addition, we have certain derivative instruments, including embedded credit derivatives and common stock warrants, for which realized and unrealized gains and losses are included in earnings. The timing and amount of such gains or losses cannot always be estimated and are subject to fluctuation.

2011 vs. 2010 — For the year ended December 31, 2011 we recognized net other income of $4.2 million compared to net other expenses of $0.2 million in 2010, primarily due to a $2.5 million gain on extinguishment of debt related to the Lindenmaier investment and net realized and unrealized gains and losses on foreign currency transactions and derivatives totaling $1.4 million.

2010 vs. 2009 — For the year ended December 31, 2010, we recognized net other expenses of $0.2 million compared to net other income of $1.3 million in 2009, primarily due to the net realized and unrealized gains and losses on foreign currency transactions as a result of changes in the exchange rate of the Euro.

(Loss) Gain on Disposition of Direct Financing Leases

2011 — During 2011, we sold our net investment in a direct financing lease for $1.0 million, net of selling costs, and recognized a net loss on sale of $1.0 million.

2010 — During 2010, we sold our net investment in three direct financing leases for $35.2 million, net of selling costs, and recognized a net gain on the sales of $15.6 million. In July 2010, we repaid the non-recourse mortgage loans encumbering two of these properties, which had an aggregate outstanding balance of $9.4 million. The remaining property was encumbered by non-recourse mortgage debt of $4.0 million, which also was paid off at closing in 2010. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.

Gain on Deconsolidation of a Subsidiary

During 2010, a venture in which we and an affiliate held 33% and 67% interests, respectively, and which we had consolidated, modified its structure in connection with a refinancing to a tenancy-in-common. Therefore, during 2010, we recorded an adjustment to deconsolidate this venture and record it under the equity method of accounting. As such, in 2010 we recognized a gain of $11.5 million in connection with this deconsolidation.

Interest Expense

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, interest expense decreased by $3.4 million, primarily due to a decrease of $4.9 million as a result of making scheduled mortgage principal payments, refinancing or paying off non-recourse mortgages during 2010 and 2011, which cumulatively reduced the balances on which interest was incurred. The decrease was partially offset by the impact of fluctuations in foreign currency exchange rates of $1.7 million.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, interest expense decreased by $8.3 million, primarily due to a decrease of $5.6 million as a result of making scheduled mortgage principal payments, refinancing or paying off non-recourse mortgages during 2010 and 2009, which reduced the balances on which interest was incurred. Interest expense also decreased by $1.8 million as a result of the impact of fluctuations in foreign currency exchange rates. In addition, interest expense decreased in 2010 as a result of our recognition of a $1.1 million charge during the second quarter of 2009 to write off a portion of an interest rate swap derivative that had become ineffective.

Provision for Income Taxes

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, provision for income taxes increased by $1.2 million, primarily due to an out-of-period adjustment recorded during 2011 to increase foreign taxes by $1.0 million (Note 2).

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, provision for income taxes decreased by $0.8 million, primarily due to lower rent recognized on a French investment as a result of a lease restructuring in July 2009.

CPA®:15 2011 10-K — 32

Discontinued Operations

2011 — For the year ended December 31, 2011, we recognized a loss from discontinued operations of $2.4 million, primarily comprised of impairment charges totaling $18.9 million related to two domestic properties to reduce their carrying values to their estimated fair values based on contracted sales prices (see table below). These charges were partially offset by the following gains and income: income generated from the operations of discontinued properties of $6.0 million, including an out-of-period adjustment to increase lease revenues by $2.9 million (Note 2); a net gain on the sales of these properties totaling $5.0 million; and a $4.5 million gain on the deconsolidation of a subsidiary, which we recognized when we consented to a court order appointing a receiver on properties previously leased to Advanced Accessory Systems LLC (Note 15).

2010 — For the year ended December 31, 2010, we recognized income from discontinued operations of $6.3 million, primarily due to a net gain of $17.4 million recognized in connection with the sale of two domestic properties and income generated from the operations of discontinued properties of $4.4 million. These increases in income were partially offset by impairment charges of $15.5 million recognized on these properties (see table below).

2009 — For the year ended December 31, 2009, we recognized loss from discontinued operations of $2.5 million, primarily comprised of impairment charges totaling $20.3 million related to four domestic properties (see table below), partially offset by net gain on the sale of real estate of $12.4 million and income from operations of discontinued properties of $6.9 million.

	Years Ended December 31,
Lessee	2011	2010	2009	Triggering Event
Best Buy Stores L.P.	$10,360	$15,196	-	Properties sold
Symphony IRI Group, Inc.	8,562	-	-	Property sold
Innovate Holdings Limited	-	-	$7,299	Properties sold
Advanced Accessory Systems, LLC	-	-	8,426	Property sold
Lindenmaier A.G.	-	-	4,054	Anticipated sale
Others	-	324	500	Properties sold

Impairment charges from discontinued operations	$18,922	$15,520	$20,279

Net Income Attributable to CPA®:15 Shareholders

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, the resulting net income attributable to CPA®:15 shareholders decreased by $3.1 million.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, the resulting net income attributable to CPA®:15 shareholders was $59.8 million, as compared with net loss attributable to CPA®:15 shareholders of $0.2 million in 2009.

Modified Funds from Operations

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below.

2011 vs. 2010 — For the year ended December 31, 2011 as compared to 2010, MFFO decreased by $2.1 million, primarily due to the impact of lease restructurings and property sales.

2010 vs. 2009 — For the year ended December 31, 2010 as compared to 2009, MFFO increased by $1.9 million, primarily due to the aforementioned changes in our results of operations.

Financial Condition

Sources and Uses of Cash During the Year

We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and

CPA®:15 2011 10-K — 33

characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the year are described below.

Operating Activities

During 2011, we used cash flows from operating activities of $163.6 million primarily to fund cash distributions to shareholders of $75.2 million, which excluded $19.1 million in distributions that were reinvested by shareholders through our DRIP, and to pay distributions of $61.4 million to affiliates that hold noncontrolling interests in various entities with us. For 2011, the advisor elected to receive 80% of its performance fees in shares of our common stock, and as a result, we paid performance fees of $10.6 million through the issuance of stock rather than in cash.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During 2011, we received proceeds totaling $171.2 million from the sale of 23 properties and distributions from our equity investments in real estate in excess of cumulative equity income totaling $34.4 million. Funds totaling $114.5 million and $121.6 million, respectively, were invested in and released from lender-held investment accounts. We also made contributions to unconsolidated ventures totaling $35.3 million, including $30.4 million to a venture to acquire six properties from C1000 B.V. (“C1000”) and $4.9 million to another venture to pay off its maturing non-recourse mortgage loan. In addition, we used $4.2 million to make capital improvements to various properties. In January 2011, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $2.2 million.

Financing Activities

As noted above, during the year ended December 31, 2011, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various entities with us. We also made scheduled and prepaid mortgage principal installments of $73.7 million and $110.5 million, respectively. We received $19.1 million as a result of issuing shares through our DRIP, net of costs, and used $3.3 million to repurchase shares through our redemption plan, as described below. We received a total of $33.2 million in net proceeds from mortgage financings as a result of refinancing four mortgage loans. We also received $8.4 million in contributions from holders of noncontrolling interests in ventures that we consolidate. Funds totaling $62.6 million and $62.8 million, respectively, were released from and placed into lender-held escrow accounts for mortgage-related payments.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan. We have made limited exceptions to the suspension of the plan in cases of death, qualifying disability or confinement to a long-term care facility. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan.

For the year ended December 31, 2011, we received qualified requests to redeem 332,375 shares of our common stock through our redemption plan, pursuant to the limited exceptions described above, all of which were redeemed during 2011 at an average price per share of $9.88. Of the total 2011 redemptions, we redeemed 171,402 shares during the fourth quarter. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Adjusted Cash Flow from Operating Activities

Adjusted cash flow from operating activities is a non-GAAP measure we use to evaluate our business. For a definition of adjusted cash flow from operating activities and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.

CPA®:15 2011 10-K — 34

Our adjusted cash flow from operating activities for the year ended December 31, 2011 was $141.8 million, an increase of $3.5 million when compared to 2010. This increase was primarily due to a net increase in distributions received from our joint venture partners.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	December 31,
	2011	2010
Balance
Fixed rate	$1,070,383	$1,229,357
Variable rate (a)	250,575	265,243

Total	$1,320,958	$1,494,600

Percent of total debt
Fixed rate	81%	82%
Variable rate (a)	19%	18%

	100%	100%

Weighted-average interest rate at end of year
Fixed rate	5.7%	5.8%
Variable rate (a)	5.3%	5.3%

(a)	Variable-rate debt at December 31, 2011 included (i) $151.9 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $98.6 million in non-recourse mortgage loan obligations that bore interest at fixed rates but have interest rate reset features that may change the interest rates to then-prevailing market rates (subject to specific caps) at certain points during their terms. At December 31, 2011, the interest rate on a non-recourse mortgage loan with an outstanding principal balance of $96.1 million was scheduled to reset to a variable-rate during the next 12 months.

Cash Resources

At December 31, 2011, our cash resources consisted of cash and cash equivalents totaling $155.8 million. Of this amount, $19.4 million, at then-current exchange rates, was held by foreign subsidiaries. We could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $63.0 million at December 31, 2011, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for working capital needs and other commitments.

Cash Requirements

If the Proposed Merger does not occur or is significantly delayed, we expect that cash payments during 2012 will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in entities we control and making scheduled mortgage loan principal payments of $141.2 million, as well as other normal recurring operating expenses. The scheduled mortgage principal payments include balloon payments on our mortgage loan obligations totaling $103.2 million, inclusive of amounts attributable to noncontrolling interests of $7.9 million, and exclude our share of balloon payments on our unconsolidated ventures totaling $2.5 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.

CPA®:15 2011 10-K — 35

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, other contractual obligations and off-balance sheet arrangements at December 31, 2011 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,321,944	$141,232	$506,869	$209,503	$464,340
Deferred acquisition fees — Principal	2,173	1,519	482	172	-
Interest on borrowings and deferred acquisition fees (b)	306,220	72,270	110,620	56,371	66,959
Subordinated disposition fees (c)	7,998	7,998	-	-	-
Operating and other lease commitments (d)	21,016	2,009	3,871	3,709	11,427

	$1,659,351	$225,028	$621,842	$269,755	$542,726

(a)	Excludes $1.0 million of unamortized discount on a note, which is included in Non-recourse debt at December 31, 2011.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at December 31, 2011.
(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame or at all. See Recent Developments – Proposed Merger above.
(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. Rental obligations under ground leases are inclusive of noncontrolling interests of $1.3 million. The table above excludes the rental obligations under ground leases of two ventures in which we own a combined interest of 38%. These obligations total $30.2 million over the lease terms, which extend through 2091. We account for these ventures under the equity method of accounting.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at December 31, 2011, which consisted primarily of the Euro. At December 31, 2011, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:15 2011 10-K — 36

Equity Method Investments

We have investments in unconsolidated ventures that own single-tenant properties that are typically net leased to corporations. With the exception of the venture that leases properties to Marriott International, Inc., which is owned with an unaffiliated third party, the underlying investments are jointly-owned with our affiliates. Certain financial information for these ventures and our ownership interest in the ventures at December 31, 2011 are presented below. Certain financial information provided represents the total amounts attributable to the ventures and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at December 31, 2011	Total Assets	Total Third- Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	15%	$195,649	$91,298	3/2013
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	41,660	19,879	8/2015
Del Monte Corporation	50%	13,413	11,239	8/2016
SaarOTEC and Goertz & Schiele Corp.(a)	50%	6,008	8,843	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	14,079	6,214	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2)(a) (b)	38%	433,527	357,206	4/2017
Advanced Micro Devices, Inc.	33%	81,627	56,143	1/2019
PETsMART, Inc.(c)	30%	27,901	19,923	9/2021
Hologic, Inc.	64%	26,100	13,396	5/2023
The Talaria Company (Hinckley)	30%	49,751	28,186	6/2025
Marriott International, Inc.	47%	134,110	-	N/A
Schuler A.G.(a)	34%	66,298	-	N/A
The Upper Deck Company	50%	26,012	-	N/A

		$1,116,135	$612,327

(a)	Dollar amounts shown are based on the exchange rate of the Euro at December 31, 2011.
(b)	Ownership interest represents our combined interest in two ventures. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $21.3 million at December 31, 2011.
(c)	The venture refinanced its maturing mortgage loan in 2011.

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

CPA®:15 2011 10-K — 37

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

CPA®:15 2011 10-K — 38

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

When we obtain an economic interest in an entity that is structured at the date of acquisition as a tenancy-in-common interest, we evaluate the tenancy-in-common agreements or other relevant documents to ensure that the entity does not qualify as a VIE and does not meet the control requirement required for consolidation. We also use judgment in determining whether the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. We account for tenancy-in-common interests under the equity method of accounting.

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

Direct Financing Leases

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information from outside sources such as broker quotes or recent comparable sales. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment

CPA®:15 2011 10-K — 39

charge and revise the accounting for the direct financing lease to reflect a portion of the future cash flow from the lessee as a return of principal rather than as revenue. While we evaluate direct financing leases, if there are any indicators that the residual value may be impaired, the evaluation of a direct financing lease can be affected by changes in long-term market conditions even though the obligations of the lessee are being met.

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

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

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.

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

We conduct business in various states and municipalities within the U.S. and internationally and, as a result, we or one or more of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions. As a result, we are subject to certain state, local and foreign taxes and a provision for such taxes is included in the consolidated financial statements.

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

CPA®:15 2011 10-K — 40

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

Funds from Operations (“FFO”) and MFFO

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate-related impairment charges, depreciation and amortization; and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or is requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization as well as impairment charges of real estate-related assets, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO described above, investors are cautioned that, due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. However, FFO and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating the operating performance of the company. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically

CPA®:15 2011 10-K — 41

accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. In the prospectus for our follow-on offering dated March 19, 2003 (the “Prospectus”), we stated our intention to begin considering liquidity events (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) for investors generally commencing eight years following the investment of substantially all of the proceeds from our public offerings, which occurred in 2004, and as noted in “General Development of Business - Significant Development During 2012” above, we entered into an agreement to merge with our advisor, subject to shareholder approval. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by a company. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives and gains and losses from dispositions of assets as infrequent items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for assessing operating performance.

CPA®:15 2011 10-K — 42

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

CPA®:15 2011 10-K — 43

FFO and MFFO for all periods presented are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net income (loss) attributable to CPA®:15 - Global shareholders	$56,693	$59,777	$(248)
Adjustments:
Depreciation and amortization of real property	56,677	59,179	63,285
Impairment charges and allowance for credit losses	30,168	18,176	56,345
Gain on sale of real estate, net	(3,984)	(33,001)	(11,332)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	9,566	8,360	8,109
Impairment charges	1,723	9,621	10,284
Gain on sale of real estate	(9,559)	(196)	(3)
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(22,224)	(4,865)	(17,369)

Total adjustments	62,367	57,274	109,319

FFO — as defined by NAREIT (a)	119,060	117,051	109,071

Adjustments:
Other depreciation, amortization and non-cash charges	829	(708)	(1,451)
Straight-line and other rent adjustments	(3,485)	1,133	(604)
(Gain) loss on extinguishment of debt	(3,462)	-	500
Gain on deconsolidation of subsidiary	(4,501)	(11,493)	-
Acquisition expenses (b)	695	694	51
Above (below)-market rent intangible lease amortization, net	5,318	8,529	7,449
(Accretion) amortization of discounts/amortization of premiums on debt investments, net (c)	(61)	49	294
Realized (gains) losses on foreign currency, derivatives and other (d)	(2,525)	893	28
Unrealized losses on mark-to-market adjustments	20	248	477
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO: (e)
Other depreciation, amortization and non-cash charges (f)	145	329	441
Straight-line and other rent adjustments	(444)	18	771
Loss on extinguishment of debt	88	-	-
Acquisition expenses (b)	144	12	3
Above (below)-market rent intangible lease amortization, net	507	444	241
Realized gains on foreign currency, derivatives and other (d)	(17)	(294)	(338)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO (e)	3,324	863	(1,095)

Total adjustments	(3,425)	717	6,767

MFFO (b) (c)	$115,635	$117,768	$115,838

Distributions declared for the applicable period (g)	$94,837	$92,378	$89,582

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.
(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(c)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management

CPA®:15 2011 10-K — 44

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

Adjusted cash flow from operating activities for all periods presented is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash flow provided by operating activities	$163,566	$168,725	$164,475
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	1,946	5,318	7,414
Distributions paid to noncontrolling interests, net	(26,541)	(32,424)	(35,911)
Changes in working capital	2,859	(3,286)	4,522

Adjusted cash flow from operating activities (a)	$141,830	$138,333	$140,500

Distributions declared	$94,837	$92,378	$89,582

(a)	During 2011, we made an adjustment to exclude the impact of escrow funds from Adjusted cash flow from operating activities for those escrow funds representing investing and/or financing activities. Adjusted cash flow from operating activities for the years ended December 31, 2010 and 2009 have been adjusted to reflect such reclassifications.

CPA®:15 2011 10-K — 45

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are exposed to further market risk due to concentrations of tenants in particular industries and/or geographic region. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our venture partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $13.9 million, inclusive of amounts attributable to noncontrolling interests of $3.5 million, at December 31, 2011.

Certain of our unconsolidated ventures, in which we have interests ranging from 30% to 50%, have obtained participation rights in interest rate swaps obtained by the lenders of non-recourse mortgage financing to the ventures. The participation rights are deemed to be embedded credit derivatives. These derivatives generated a total unrealized loss of less than $0.1 million during 2011, representing the total amount attributable to the ventures, not our proportionate share. Because of current market volatility, we are experiencing significant fluctuation in the unrealized gains and losses generated from these derivatives and expect this trend to continue until market conditions stabilize.

CPA®:15 2011 10-K — 46

At December 31, 2011, substantially all of our long-term debt either bore interest at fixed rates, was swapped or capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual interest rates on our fixed-rate debt at December 31, 2011 ranged from 3.6% to 10.0%. The annual interest rates on our variable-rate debt at December 31, 2011 ranged from 5.1% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed rate debt	$128,705	$133,036	$277,073	$180,486	$21,830	$330,239	$1,071,369	$1,079,957
Variable rate debt	$12,527	$9,724	$87,036	$3,547	$3,640	$134,101	$250,575	$253,529

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at December 31, 2011 by an aggregate increase of $39.9 million or an aggregate decrease of $38.4 million, respectively. This debt is generally not subject to short-term fluctuations in interest rates.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. Investments denominated in the Euro accounted for approximately 35% of our annualized contractual minimum base rent at December 31, 2011. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For 2011, we recognized net realized foreign currency transaction gains of $1.3 million and unrealized foreign currency transaction losses of $0.9 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries. Through the date of this Report, we had not entered into any foreign currency forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.

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

Scheduled future minimum rents, exclusive of renewals, under non-cancelable operating leases, for our foreign operations during each of the next five years and thereafter, are as follows (in thousands):

Lease Revenues (a)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$83,893	$83,944	$84,362	$71,924	$59,764	$394,604	$778,491
British pound sterling	1,331	1,376	1,506	1,506	1,506	31,900	39,125

	$85,224	$85,320	$85,868	$73,430	$61,270	$426,504	$817,616

Debt service (a) (b)	2012	2013	2014	2015	2016	Thereafter	Total
Euro	$74,128	$51,330	$194,431	$170,122	$21,848	$258,206	$770,065
British pound sterling	726	719	788	10,578	-	-	12,811

	$74,854	$52,049	$195,219	$180,700	$21,848	$258,206	$782,876

(a)	Based on the applicable exchange rates at December 31, 2011. Contractual rents and debt obligations are denominated in the functional currency of the country of each property.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual interest rates and balances outstanding at December 31, 2011.

As a result of scheduled balloon payments on non-recourse mortgage loans, projected debt service obligations exceed projected lease revenues in 2014 and 2015. In 2014 and 2015, balloon payments totaling $147.5 million and $155.2 million, respectively, are due on four and two, respectively, non-recourse mortgage loans that are collateralized by properties that we own with affiliates. We currently anticipate that, by their respective due dates, we will have refinanced certain of these loans, but there can be no assurance that we will be able to do so on favorable terms, if at all. If that has not occurred, we would expect to use our cash resources, including unused capacity on our line of credit, to make these payments, if necessary.

CPA®:15 2011 10-K — 47

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At December 31, 2011, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million, which is included in Other assets, net within the consolidated financial statements.

CPA®:15 2011 10-K — 48

Item 8. Financial Statements and Supplementary Data.

Financial statement schedules other than those listed above are omitted because the required information is given in the financial statements, including the notes thereto, or because the conditions requiring their filing do not exist.

CPA®:15 2011 10-K — 49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Corporate Property Associates 15 Incorporated:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Corporate Property Associates 15 Incorporated and its subsidiaries (the “Company”) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 5, 2012

CPA®:15 2011 10-K — 50

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated VIEs) of $7,861 and $7,861, respectively)	$1,883,131	$2,091,380
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $1,338 and $1,167, respectively)	(317,932)	(298,531)

Net investments in properties	1,565,199	1,792,849
Net investments in direct financing leases	285,446	323,166
Equity investments in real estate	180,579	181,000
Assets held for sale	2,920	739

Net investments in real estate	2,034,144	2,297,754
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $1,304 and $561, respectively)	155,841	104,673
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $592 and $645, respectively)	142,331	163,610
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $699 and $833, respectively)	120,568	128,018

Total assets	$2,452,884	$2,694,055

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $4,278 and $4,480, respectively)	$1,320,958	$1,494,600
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $288 and $271, respectively)	35,081	40,587
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $131 and $63, respectively)	57,190	65,443
Due to affiliates	15,310	16,003
Distributions payable	23,898	23,333

Total liabilities	1,452,437	1,639,966

Commitments and contingencies (Note 11)
Equity:
CPA®:15 shareholders’ equity:
Common stock $0.001 par value 240,000,000 shares authorized 147,618,595 and 144,680,751 shares issued and outstanding, respectively	147	145
Additional paid-in capital	1,375,958	1,346,230
Distributions in excess of accumulated earnings	(368,524)	(330,380)
Accumulated other comprehensive loss	(16,196)	(10,099)
Less, treasury stock at cost, 16,524,274 and 16,191,899 shares, respectively	(173,864)	(170,580)

Total CPA®:15 shareholders’ equity	817,521	835,316
Noncontrolling interests	182,926	218,773

Total equity	1,000,447	1,054,089

Total liabilities and equity	$2,452,884	$2,694,055

See Notes to Consolidated Financial Statements.

CPA®:15 2011 10-K — 51

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenues
Rental income	$211,930	$214,261	$221,389
Interest income from direct financing leases	30,270	30,329	36,716
Other operating income	7,689	6,573	6,684

	249,889	251,163	264,789

Operating Expenses
General and administrative	(8,846)	(8,064)	(8,826)
Depreciation and amortization	(54,920)	(55,799)	(57,697)
Property expenses	(38,125)	(38,911)	(39,929)
Impairment charges	(8,187)	(2,656)	(36,066)
Allowance for credit losses	(3,059)	-	-

	(113,137)	(105,430)	(142,518)

Other Income and Expenses
Other interest income	1,862	1,822	2,319
Income from equity investments in real estate	23,270	7,857	4,010
Other income and (expenses)	4,176	(214)	1,312
(Loss) gain on disposition of direct financing leases	(1,041)	15,592	(41)
Gain on deconsolidation of a subsidiary	-	11,493	-
Interest expense	(80,753)	(84,185)	(92,528)

	(52,486)	(47,635)	(84,928)

Income from continuing operations before income taxes	84,266	98,098	37,343
Provision for income taxes	(5,296)	(4,144)	(4,924)

Income from continuing operations	78,970	93,954	32,419

Discontinued Operations
Income from operations of discontinued properties	5,978	4,413	6,852
Gain on deconsolidation of a subsidiary	4,501	-	-
Gain on sale of real estate	5,025	17,409	12,406
Gain (loss) on extinguishment of debt	1,000	-	(1,498)
Impairment charges	(18,922)	(15,520)	(20,279)

(Loss) income from discontinued operations	(2,418)	6,302	(2,519)

Net Income	76,552	100,256	29,900
Less: Net income attributable to noncontrolling interests	(19,859)	(40,479)	(30,148)

Net Income (Loss) Attributable to CPA® :15 Shareholders	$56,693	$59,777	$(248)

Earnings (Loss) Per Share
Income from continuing operations attributable to CPA® :15 shareholders	$0.44	$0.49	$0.07
Loss from discontinued operations attributable to CPA® :15 shareholders	(0.01)	(0.02)	(0.07)

Net income (loss) attributable to CPA® :15 shareholders	$0.43	$0.47	$—

Weighted Average Shares Outstanding	129,966,172	127,312,274	125,834,605

Amounts Attributable to CPA® :15 Shareholders
Income from continuing operations, net of tax	$57,750	$62,611	$8,167
Loss from discontinued operations, net of tax	(1,057)	(2,834)	(8,415)

Net income (loss)	$56,693	$59,777	$(248)

See Notes to Consolidated Financial Statements.

CPA®:15 2011 10-K — 52

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net Income	$76,552	$100,256	$29,900
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	(4,335)	(16,088)	1,618
Change in unrealized appreciation on marketable securities	(259)	776	925
Change in unrealized loss on derivative instruments	(4,163)	(2,841)	(1,863)

	(8,757)	(18,153)	680

Comprehensive Income	67,795	82,103	30,580

Amounts Attributable to Noncontrolling Interests
Net income	(19,859)	(40,479)	(30,148)
Foreign currency translation adjustments	1,605	4,920	509
Change in unrealized loss on derivative instruments	1,055	933	552

Comprehensive income attributable to noncontrolling interests	(17,199)	(34,626)	(29,087)

Comprehensive Income Attributable to CPA®:15 Shareholders	$50,596	$47,477	$1,493

See Notes to Consolidated Financial Statements.

CPA®:15 2011 10-K — 53

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2011, 2010 and 2009

(in thousands, except share amounts)

		CPA®:15 Shareholders
	Total Outstanding Shares	Common Stock	Additional Paid-In Capital	Distributions in Excess of Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total CPA®:15 Shareholders	Noncontrolling Interests	Total
Balance at January 1, 2009	126,532,187	$139	$1,282,826	$(207,949)	$460	$(129,233)	$946,243	$271,905	$1,218,148
Shares issued $.001 par, at $10.93 and $11.95 per share, net of offering costs	1,807,202	2	19,969				19,971		19,971
Shares, $.001 par, issued to advisor at $11.50 per share	1,100,634	1	12,726				12,727		12,727
Contributions from noncontrolling interests							-	18,157	18,157
Distributions declared ($0.7151 per share)				(89,582)			(89,582)		(89,582)
Distributions to noncontrolling interests							-	(49,522)	(49,522)
Net (loss) income				(248)			(248)	30,148	29,900
Other comprehensive loss:
Foreign currency translation adjustments					2,127		2,127	(509)	1,618
Change in unrealized gain on marketable securities					925		925		925
Change in unrealized loss on derivative instruments					(1,311)		(1,311)	(552)	(1,863)
Repurchase of shares	(3,614,980)					(38,674)	(38,674)		(38,674)

Balance at December 31, 2009	125,825,043	142	1,315,521	(297,779)	2,201	(167,907)	852,178	269,627	1,121,805

Shares issued $.001 par, at $10.17 and $10.93 per share, net of offering costs	1,891,974	2	19,547				19,549		19,549
Shares, $.001 par, issued to advisor at $10.70 per share	1,040,461	1	11,162				11,163		11,163
Contributions from noncontrolling interests							-	7,731	7,731
Distributions declared ($0.7246 per share)				(92,378)			(92,378)		(92,378)
Deconsolidation of a venture							-	(27,439)	(27,439)
Distributions to noncontrolling interests							-	(65,772)	(65,772)
Net income				59,777			59,777	40,479	100,256
Other comprehensive loss:
Foreign currency translation adjustments					(11,168)		(11,168)	(4,920)	(16,088)
Change in unrealized gain on marketable securities					776		776		776
Change in unrealized loss on derivative instruments					(1,908)		(1,908)	(933)	(2,841)
Repurchase of shares	(268,626)					(2,673)	(2,673)		(2,673)

Balance at December 31, 2010	128,488,852	145	1,346,230	(330,380)	(10,099)	(170,580)	835,316	218,773	1,054,089

Shares issued $.001 par, at $9.88 and $10.17 per share, net of offering costs	1,926,849	1	19,083				19,084		19,084
Shares issued, $.001 par, to advisor at $10.40 and $10.70 per share	1,010,995	1	10,645				10,646		10,646
Contributions from noncontrolling interests							-	8,402	8,402
Distributions declared ($0.7286 per share)				(94,837)			(94,837)		(94,837)
Distributions to noncontrolling interests							-	(61,448)	(61,448)
Net income				56,693			56,693	19,859	76,552
Other comprehensive loss:
Foreign currency translation adjustments					(2,730)		(2,730)	(1,605)	(4,335)
Change in unrealized gain on marketable securities					(259)		(259)		(259)
Change in unrealized loss on derivative instruments					(3,108)		(3,108)	(1,055)	(4,163)
Repurchase of shares	(332,375)					(3,284)	(3,284)		(3,284)

Balance at December 31, 2011	131,094,321	$147	$1,375,958	$(368,524)	$(16,196)	$(173,864)	$817,521	$182,926	$1,000,447

See Notes to Consolidated Financial Statements.

CPA®:15 2011 10-K — 54

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash Flows — Operating Activities
Net income	$76,552	$100,256	$29,900
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	59,009	62,226	65,294
Loss from equity investments in real estate in excess of distributions received	1,778	8,423	11,244
Issuance of shares to affiliate in satisfaction of fees due	10,646	11,163	12,727
Straight-line rent and financing lease adjustments	1,498	9,443	6,621
Gain on deconsolidation of a subsidiary	(4,501)	(11,493)	-
Gain on sale of real estate	(3,984)	(33,001)	(11,332)
Unrealized loss (gain) on foreign currency transactions and others	1,129	(677)	(1,552)
Realized (gain) loss on foreign currency transactions and others	(2,536)	891	17
Gain on extinguishment of debt	(3,462)	-	-
Impairment charges	27,109	18,176	56,345
Allowance for credit losses	3,059	-	-
Net changes in other operating assets and liabilities	(2,731)	3,318	(4,789)

Net cash provided by operating activities	163,566	168,725	164,475

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	34,381	14,786	7,412
Capital contributions to equity investments	(35,263)	(736)	-
Acquisitions of real estate and other capital expenditures	(4,192)	(5,161)	(2,379)
VAT paid in connection with acquisition of real estate	(695)	-	-
Proceeds from sale of real estate	171,224	88,862	9,481
Funds placed in escrow	(114,512)	(47,547)	(68,343)
Funds released from escrow	121,570	49,937	58,702
Payment of deferred acquisition fees to an affiliate	(2,212)	(3,530)	(6,903)

Net cash provided by (used in) investing activities	170,301	96,611	(2,030)

Cash Flows — Financing Activities
Distributions paid	(94,272)	(91,743)	(88,939)
Contributions from noncontrolling interests	8,402	7,731	18,157
Distributions to noncontrolling interests	(61,448)	(65,772)	(49,522)
Scheduled payments of mortgage principal	(73,675)	(79,905)	(92,765)
Prepayments of mortgage principal	(110,530)	(24,421)	(14,623)
Proceeds from mortgage financing	33,166	9,315	40,497
Funds placed in escrow	62,821	83,105	105,947
Funds released from escrow	(62,571)	(82,555)	(106,075)
Deferred financing costs and mortgage deposits	(449)	(267)	(1,116)
Proceeds from issuance of shares, net of issuance costs	19,084	19,549	19,971
Purchase of treasury stock	(3,284)	(2,673)	(38,674)

Net cash used in financing activities	(282,756)	(227,636)	(207,142)

Change in Cash and Cash Equivalents During the Year
Effect of exchange rate changes on cash	57	(2,406)	2,044

Net increase (decrease) in cash and cash equivalents	51,168	35,294	(42,653)
Cash and cash equivalents, beginning of year	104,673	69,379	112,032

Cash and cash equivalents, end of year	$155,841	$104,673	$69,379

(Continued)

CPA®:15 2011 10-K — 55

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental noncash investing activities

During 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the property by a receiver (Note 15). Also, in August 2010, a subsidiary which we consolidated modified its structure in connection with a refinancing and subsequently began to be accounted for under the equity method (Note 6). The following table presents the assets and liabilities of the subsidiaries on the date of deconsolidation (in thousands):

	December 31,
	2011	2010
Assets:
Net investments in properties	$2,721	$58,743
Equity investments in real estate	-	(24,796)
Intangible assets	-	13,473
Cash and cash equivalents	-	7
Other assets	200	10,728

Total	$2,921	$58,155

Liabilities:
Non-recourse debt	$(6,143)	$(32,670)
Accounts payable, accrued expenses and other liabilities	(272)	(4)
Prepaid and deferred rental income and security deposits	(1,007)	(10,108)
Noncontrolling interests	-	(26,869)
Accumulated other comprehensive income	-	3

Total	$(7,422)	$(69,648)

Supplemental cash flow information

	Years Ended December 31,
	2011	2010	2009
Interest paid	$86,873	$94,517	$103,682

Income taxes paid	$5,300	$4,195	$7,599

See Notes to Consolidated Financial Statements.

CPA®:15 2011 10-K — 56

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Business and Organization

CPA® :15 is a publicly owned, non-listed REIT that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to U.S. federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At December 31, 2011, our portfolio was comprised of our full or partial ownership interests in 315 properties, substantially all of which were triple-net leased to 77 tenants, and totaled approximately 28 million square feet (on a pro rata basis), with an occupancy rate of approximately 96%. We were formed in 2001 and are managed by the advisor.

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

We have investments in tenancy-in-common interests in various domestic and international properties. Consolidation of these investments is not required as they do not qualify as VIEs and do not meet the control requirement required for consolidation. Accordingly, we account for these investments using the equity method of accounting. We use the equity method of accounting because the shared decision-making involved in a tenancy-in-common interest investment creates an opportunity for us to have significant influence on the operating and financial decisions of these investments and thereby creates some responsibility by us for a return on our investment. Additionally, we own interests in single-tenant net leased properties leased to corporations through noncontrolling interests in partnerships and limited liability companies that we do not control but over which we exercise significant influence. We account for these investments under the equity method of accounting. At times the carrying value of our equity investments may fall below zero for certain investments. We intend to fund our share of the ventures’ future operating deficits should the need arise. However, we have no legal obligation to pay for any of the liabilities of such ventures nor do we have any legal obligation to fund operating deficits.

Out-of-Period Adjustments

2011 — During 2011, we identified several errors in the consolidated financial statements related to prior years. The errors were primarily attributable to the misapplication of guidance in accounting for and clerical errors related to amendments and adjustments to direct finance leases, the understatement of our lease revenues in connection with an operating lease dating back to 2006 and the inconsistencies in calculating foreign taxes. We concluded that these adjustments were not material to our results for this or any of the prior periods, and as such, we recorded out-of-period adjustments to increase our income from operations by $6.5 million primarily attributable to a reduction in impairment charge of $3.0 million, an increase in lease revenues of $2.9 million, inclusive of amounts attributable to noncontrolling interests of $1.6 million, which is included in discontinued operations, an increase in income from equity investments of $1.2 million, an increase in provision for income taxes of $1.0 million and an increase in interest income from direct financing leases of $0.7 million, inclusive of amounts attributable to noncontrolling interests of $0.1 million, due to the errors described above.

2010 — During 2010, we identified several errors in the consolidated financial statements related to prior years. The errors were primarily attributable to the misapplication of guidance in accounting for amendments and adjustments to direct finance leases, foreign exchange gains and losses, purchase price allocation and recognition of cash received on a note receivable. We concluded that these adjustments were not material to our results for this or any of the prior periods, and as such, we recorded out-of-period adjustments to increase our income from operations by $2.5 million in 2010, including a reduction in impairment charges of $2.1 million.

CPA®:15 2011 10-K — 57

Notes to Consolidated Financial Statements

2009 — During 2009, we identified errors in the consolidated financial statements related to prior years. The errors were attributable to foreign currency translation adjustment of amortization of intangible assets. We concluded that these adjustments were not material to our results for this or any of the prior periods, and as such, we recorded out-of-period adjustments to decrease our income from operations by $1.1 million in 2009.

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

Purchase Price Allocation

In accordance with the revised guidance for business combinations, we determine whether a transaction or other event is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. Under the acquisition method, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, as well as recognizing and measuring goodwill or a gain from a bargain purchase. Additionally, we immediately expense acquisition-related costs and fees associated with business combinations.

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

If a lease is terminated, we charge the unamortized portion of above-market and below-market lease values to lease revenue and in-place lease and tenant relationship values, to amortization expenses.

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

CPA®:15 2011 10-K — 58

Notes to Consolidated Financial Statements

Marketable Securities

Marketable securities, which consist of common stock in publicly traded companies, are classified as available for sale securities and reported at fair value, with any unrealized gains and losses on these securities reported as a component of Other comprehensive income until realized.

Other Assets and Other Liabilities

We include accounts receivable, stock warrants, marketable securities, deferred charges and deferral rental income in Other assets. We include derivatives and miscellaneous amounts held on behalf of tenants in Other liabilities. Deferred charges are costs incurred in connection with mortgage financings and refinancings that are amortized over the terms of the mortgages and included in Interest expense in the consolidated financial statements. Deferred rental income is the aggregate cumulative difference for operating leases between scheduled rents that vary during the lease term, and rent recognized on a straight-line basis.

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

Treasury Stock

Treasury stock is recorded at cost.

Real Estate Leased to Others

We lease real estate to others primarily on a triple-net leased basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance, repairs, renewals and improvements. We charge expenditures for maintenance and repairs, including routine betterments, to operations as incurred. We capitalize significant renovations that increase the useful life of the properties. For the years ended December 31, 2011, 2010 and 2009, although we are legally obligated for payment, pursuant to our lease agreements with our tenants, lessees were responsible for the direct payment to the taxing authorities of real estate taxes of approximately $27.9 million, $30.0 million and $28.3 million, respectively.

We diversify our real estate investments among various corporate tenants engaged in different industries, by property type and by geographic area. Substantially all of our leases provide for either scheduled rent increases, periodic rent adjustments based on formulas indexed to changes in the CPI or similar indices or percentage rents. CPI-based adjustments are contingent on future events and are therefore not included in straight-line rent calculations. We recognize rents from percentage rents as reported by the lessees, which is after the level of sales requiring a rental payment to us is reached. Percentage rents were insignificant for the periods presented.

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

On an ongoing basis, we assess our ability to collect rent and other tenant-based receivables and determine an appropriate allowance for uncollected amounts. Because we have a limited number of lessees (14 lessees represented 67% of lease revenues during 2011), we believe that it is necessary to evaluate the collectability of these receivables based on the facts and circumstances of each situation rather than solely using statistical methods. Therefore, in recognizing our provision for uncollected rents and other tenant receivables, we evaluate actual past due amounts and make subjective judgments as to the collectability of those amounts based on factors including, but not limited to, our knowledge of a lessee’s circumstances, the age of the receivables, the tenant’s credit profile and prior experience with the tenant. Even if a lessee has been making payments, we may reserve for the entire receivable amount if we believe there has been significant or continuing deterioration in the lessee’s ability to meet its lease obligations.

CPA®:15 2011 10-K — 59

Notes to Consolidated Financial Statements

Depreciation

We compute depreciation of building and related improvements using the straight-line method over the estimated useful lives of the properties or improvements, which range from four to 40 years. We compute depreciation of tenant improvements using the straight-line method over the lesser of the remaining term of the lease or the estimated useful life.

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

When we enter into a contract to sell the real estate assets that are recorded as direct financing leases, we evaluate whether we believe it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the asset’s holding period is reduced, we record an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

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

If circumstances arise that we previously considered unlikely and, as a result, we decide not to sell a property previously classified as held for sale, we reclassify the property as held and used. We measure and record a property that is reclassified as held and used at the lower of (i) its carrying amount before the property was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the property been continuously classified as held and used, or (ii) the estimated fair value at the date of the subsequent decision not to sell.

CPA®:15 2011 10-K — 60

Notes to Consolidated Financial Statements

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

Marketable Securities

We evaluate our marketable securities for impairment if a decline in estimated fair value below cost basis is considered other-than-temporary. In determining whether the decline is other-than-temporary, we consider the underlying cause of the decline in value, the estimated recovery period, the severity and duration of the decline, as well as whether we plan to sell the security or will more likely than not be required to sell the security before recovery of its cost basis. If we determine that the decline is other-than-temporary, we record an impairment charge to reduce our cost basis to the estimated fair value of the security. In accordance with current accounting guidance, the credit component of an other-than-temporary impairment is recognized in earnings while the non-credit component is recognized in Other comprehensive income.

Assets Held for Sale

We classify assets that are accounted for as operating leases as held for sale when we have entered into a contract to sell the property, all material due diligence requirements have been satisfied and we believe it is probable that the disposition will occur within one year. Assets held for sale are recorded at the lower of carrying value or estimated fair value, which is generally calculated as the expected sale price, less expected selling costs. The results of operations and the related gain or loss on sale of properties that have been sold or that are classified as held for sale are included in discontinued operations (Note 15).

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

Foreign Currency

Translation

We have interests in real estate investments in the European Union. The functional currencies for these investments are primarily the Euro and the British Pound Sterling. We perform the translation from these local currencies to the U.S. dollar for assets and liabilities using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. We report the gains and losses resulting from this translation as a component of Other comprehensive income in equity. At December 31, 2011 and 2010, the cumulative foreign currency translation adjustment loss was $5.5 million and $2.7 million, respectively.

Transaction Gains or Losses

Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid. A change in the exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of that transaction. That increase or decrease in the expected functional currency cash flows is an unrealized foreign currency transaction gain or loss that generally will be included in the determination of net income for the period in which the exchange rate changes. Likewise, a transaction gain or loss (measured from the transaction date or the most recent intervening balance sheet date, whichever is later), realized upon settlement of a foreign currency transaction generally will be included in net income for the period in which the transaction is settled. Foreign currency transactions that are (i) designated as, and are effective as, economic hedges of a net investment and (ii) intercompany foreign currency transactions that are of a long-term nature (that is, settlement is not planned or

CPA®:15 2011 10-K — 61

Notes to Consolidated Financial Statements

anticipated in the foreseeable future), when the entities to the transactions are consolidated or accounted for by the equity method in our financial statements are not included in determining net income but are accounted for in the same manner as foreign currency translation adjustments and reported as a component of Other comprehensive income in equity.

Derivative Instruments

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

Future Accounting Requirements

The following Accounting Standards Updates (“ASUs”) promulgated by FASB are applicable to us in future reports, as indicated:

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

ASU 2011-05 and ASU 2011-12, Presentation of Comprehensive Income — In June and December 2011, the FASB issued updates to ASC 220, Comprehensive Income. The amendments in the initial update change the reporting options applicable to the presentation of other comprehensive income and its components in the financial statements. The initial update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the initial update

CPA®:15 2011 10-K — 62

Notes to Consolidated Financial Statements

requires the consecutive presentation of the statement of net income and other comprehensive income. Finally, the initial update required an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income; however, the update issued in December 2011 tabled this requirement for further deliberation. These amendments impact the form of our disclosures only, are applicable to us retrospectively and are effective for our interim and annual periods beginning in 2012.

ASU 2011-10, Derecognition of in Substance Real Estate - a Scope Clarification — In December 2011, the FASB issued an update to clarify that when a parent (reporting entity) ceases to have a controlling financial interest (as described in ASC subtopic 810-10, Consolidation) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in subtopic 360-20, Property, Plant and Equipment, to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Under this new guidance, even if the reporting entity ceases to have a controlling financial interest under subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This amendment is applicable to us prospectively for deconsolidation events occurring after June 15, 2012 and will impact the timing in which we recognize the impact of such transactions, which may be material, within our results of operations.

ASU 2011-11, Disclosures about Offsetting Assets and Liabilities — In December 2011, the FASB issued an update to ASC 210, Balance Sheet, which enhances current disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities are required to provide both net and gross information for these assets and liabilities in order to facilitate comparability between financial statements prepared on the basis of U.S. GAAP and financial statements prepared on the basis of IFRS. This standard will be effective for our fiscal quarter beginning January 1, 2014 with retrospective application required. We do not expect the adoption will have a material impact on our statement of financial position.

CPA®:15 2011 10-K — 63

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in place is scheduled to expire on the earlier of the date that the Proposed Merger is consummated or September 30, 2012 unless otherwise renewed. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint ventures. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	December 31, 2010	December 31, 2010	December 31, 2010
	Years Ended December 31,
	2011	2010	2009
Amounts included in operating expenses:
Asset management fees	$13,001	$13,832	$14,365
Performance fees	13,001	13,832	14,365
Personnel reimbursements	3,550	3,364	3,057
Office rent reimbursements	737	757	810

	$30,289	$31,785	$32,597

Transaction fees incurred:
Current acquisition fees	$861	$-	$104
Deferred acquisition fees	689	-	83
Mortgage refinancing fees	387	143	102

	$1,937	$143	$289

		December 31, 2011	December 31, 2010
Unpaid transaction fees:
Deferred acquisition fees		$2,173	$3,696
Subordinated disposition fees		7,998	7,249
Other fees due to affiliates		5,139	5,058

		$15,310	$16,003

Asset Management and Performance Fees

We pay the advisor asset management and performance fees, each of which are 1/2 of 1% per annum of our average invested assets and are computed as provided for in the advisory agreement. The performance fees are subordinated to the performance criterion, a cumulative rate of cash flow from operations of 6% per annum. The asset management and performance fees are payable in cash or shares of our common stock at the advisor’s option. If the advisor elects to receive all or a portion of its fees in shares, the number of shares issued is determined by dividing the dollar amount of fees by our most recently published NAV per share as approved by our board of directors. For 2011, 2010 and 2009, the advisor elected to receive our asset management fees in cash. For 2011, 2010 and 2009, the advisor elected to receive 80% of our performance fees in shares, with the remaining 20% payable in cash. At December 31, 2011, the advisor owned 10,153,074 shares (7.7%) of our common stock.

Transaction Fees

We also pay the advisor acquisition fees for structuring and negotiating investments and related mortgage financing on our behalf. Acquisition fees average 4.5% or less of the aggregate costs of investments acquired and are comprised of a current portion of 2.5%, which is paid at the date the property is purchased, and a deferred portion of 2%, which is payable in equal annual installments each January of the three calendar years following the date on which a property was purchased, subject to satisfaction of the 6% performance criterion. Interest on unpaid installments is 6% per year. During the years ended December 31, 2011, 2010 and 2009, we made payments of deferred acquisition fees to the advisor totaling $2.2 million, $3.5 million, and $6.9 million, respectively. Unpaid installments of deferred acquisition fees are included in Due to affiliates in the consolidated financial statements.

CPA®:15 2011 10-K — 64

Notes to Consolidated Financial Statements

We also pay fees to the advisor for services provided to us in connection with the disposition of investments. These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and are payable to the advisor only in connection with a liquidity event.

Personnel and Office Rent Reimbursements

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

We own interests in entities ranging from 15% to 75%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments (Note 2) and account for the remainder under the equity method of accounting (Note 6).

Note 4.  Net Investments in Properties

Net Investments in Properties

Net investments in properties, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	December 31,
	2011	2010
Land	$386,016	$461,495
Buildings	1,497,115	1,629,885
Less: Accumulated depreciation	(317,932)	(298,531)

	$1,565,199	$1,792,849

We did not acquire any real estate assets during 2011 or 2010. Assets disposed of during the current year are discussed in Note 15. See Note 13 for a discussion of impairment.

CPA®:15 2011 10-K — 65

Notes to Consolidated Financial Statements

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based increases under non-cancelable operating leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$205,097
2013	205,786
2014	205,484
2015	187,710
2016	173,988

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolio consists of direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Net Investment in Direct Financing Leases

Net investment in direct financing leases is summarized as follows (in thousands):

	December 31,
	2011	2010
Minimum lease payments receivable	$452,291	$493,788
Unguaranteed residual value	229,652	248,320

	681,943	742,108
Less: unearned income	(396,497)	(418,942)

	$285,446	$323,166

Dispositions of Net Investments in Direct Financing Leases

2011 — During 2011, we sold our net investment in a direct financing lease for $1.0 million, net of selling costs, and recognized a net loss on the sale of $1.0 million, excluding an allowance for credit loss of $1.4 million recognized in 2011 described below and impairment charges totaling $0.5 million recognized in prior years.

Additionally, in September 2011, a venture in which we and an affiliate hold interests of 63% and 37%, respectively, and which we consolidate, sold a portfolio of properties leased to Best Buy Stores L.P. for $52.5 million (Note 15). The buildings in the portfolio were previously accounted for as an investment in direct financing lease, but the land was accounted for as an operating lease. As a result, results of operations for this venture have been reclassified to discontinued operations in all periods presented.

2010 — In December 2010, we sold our net investment in three direct financing leases for $35.2 million, net of selling costs, and recognized a net gain on the sales of $15.6 million. In July 2010, we repaid the non-recourse mortgage loans encumbering two of these properties, which had an aggregate outstanding balance of $9.4 million. The remaining property was encumbered by non-recourse mortgage debt of $4.0 million, which was paid off at closing. All amounts are inclusive of affiliates’ noncontrolling interests in the properties.

Impairments

During the years ended December 31, 2010 and 2009, in connection with our annual reviews of our estimated residual values of our properties, we recorded impairment charges related to several direct financing leases totaling $13.7 million, inclusive of an out-of-period adjustment recorded in the fourth quarter of 2010 totaling $2.1 million (Note 2), and $27.0 million, respectively, of which $15.2 million of the 2010 balance related to Best Buy Stores L.P. and was reclassified to discontinued operations. Impairment charges relate primarily to other-than-temporary declines in the estimated residual values of the underlying properties due to market conditions (Note 13). In the fourth quarter of 2011, we recorded an out-of-period adjustment of $3.0 million (Note 2).

CPA®:15 2011 10-K — 66

Notes to Consolidated Financial Statements

At December 31, 2011 and 2010, Other assets, net included $0.1 million and $1.4 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Scheduled Future Minimum Rents

Scheduled future minimum rents, exclusive of renewals and expenses paid by tenants, percentage of sales rents and future CPI-based adjustments, under non-cancelable direct financing leases at December 31, 2011 are as follows (in thousands):

Years Ending December 31,	Total
2012	$32,627
2013	31,778
2014	30,261
2015	30,266
2016	29,202

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical each tenant’s business and that we believe have a low risk of tenant defaults. At December 31, 2010, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. During the year ended December 31, 2011, we established an allowance for credit losses of $1.4 million on a direct financing lease as a result of tenant not renewing its lease with us. We subsequently sold this property in December 2011 (see “Dispositions of Direct Financing Leases” above). Additionally, during the year ended December 31, 2011, we established an allowance for credit losses of $1.7 million on another direct financing lease as a result of tenant vacating the property. For both 2011 and 2010, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the fourth quarter of 2011.

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at December 31,		Net Investments in Direct Financing Leases at December 31,
Internal Credit Quality Rating	2011	2010	2011	2010
1	1	2	$10,160	$36,605
2	4	8	35,691	58,653
3	9	5	232,263	214,908
4	2	3	7,332	13,000
5	-	-	-	-

			$285,446	$323,166

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

CPA®:15 2011 10-K — 67

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these ventures is affected by the timing and nature of distributions (dollars in thousands):

Lessee	Ownership Interest	Carrying Value at December 31,
	at December 31, 2011	2011	2010
Marriott International, Inc. (a)	47%	$63,913	$65,081
Schuler A.G. (a) (b)	34%	40,229	42,365
C1000 Logistiek Vastgoed B.V. (a) (b) (c)	15%	15,425	-
Advanced Micro Devices (a) (d)	33%	12,613	15,296
Hellweg Die Profi-Baumarkte GmbH & Co. KG (b) (d)	38%	12,094	16,104
The Upper Deck Company (a) (e)	50%	10,642	6,656
Hologic, Inc. (a)	64%	8,449	8,391
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (f)	33%	5,829	6,214
The Talaria Company (Hinckley) (g)	30%	4,841	5,568
Del Monte Corporation (a) (h)	50%	4,156	5,481
Builders FirstSource, Inc.	40%	1,538	1,568
PETsMART, Inc. (i)	30%	738	8,241
SaarOTEC and Goertz & Schiele Corp. (b)	50%	112	35

		$180,579	$181,000

(a)	Represents a tenancy-in-common interest.
(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(c)	As described below, we acquired our tenancy-in-common interest, under which the venture is under common control by us and our venture partner, in this investment in January 2011.
(d)	The decrease in carrying value was primarily due to cash distributions made to us by the venture.
(e)	In February 2011, we made a contribution of $4.9 million to the venture to repay in full its maturing mortgage loan.
(f)	During the third quarter of 2011, we recognized an other-than-temporary impairment charge of $0.6 million on this property.
(g)	During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million on this property.
(h)	In August 2011, the venture refinanced its existing non-recourse mortgage with new non-recourse mortgage financing and distributed the proceeds to the venture partners, of which our share was approximately $0.6 million.
(i)	In July 2011, the venture sold 11 of its retail properties for $74.0 million and distributed the proceeds to the venture partners, of which our share was $14.7 million. Our share of the gain was $9.6 million related to the sale of the assets. The venture still owns a distribution center.

The following tables present combined summarized financial information of our venture properties. Amounts provided are the total amounts attributable to the venture properties and do not represent our proportionate share (in thousands):

		December 31,
		2011	2010
Assets		$1,116,135	$979,051
Liabilities		(661,922)	(606,385)

Partners’/members’ equity		$454,213	$372,666

	Years Ended December 31,
	2011	2010	2009
Revenues	$113,869	$115,246	$118,713
Expenses	(68,308)	(53,385)	(59,002)
Impairment charges (a)	(655)	(8,238)	(34,157)

Net income from continuing operations	$44,906	$53,623	$25,554

Net income attributable to the joint ventures	$44,906	$53,623	$25,554

CPA®:15 2011 10-K — 68

Notes to Consolidated Financial Statements

(a)	Represents impairment charges incurred by several ventures to reduce the carrying values of net investments in properties to their estimated fair values as a result of anticipated sales and to reflect declines in the estimated residual values of net investments in direct financing leases. See Note 13 for a discussion of other-than-temporary impairment charges incurred on our equity investments in real estate.

We recognized income from equity investments in real estate of $23.3 million, $7.9 million and $4.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Income (loss) from equity investments in real estate represents our proportionate share of the income or losses of these ventures as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.

Equity Investment in Real Estate Acquired

In January 2011, we and our affiliate, CPA®:17 – Global, acquired a venture as a tenancy-in-common in which we and CPA®:17 – Global hold interests of 15% and 85%, respectively, which we account for under the equity method of accounting. The venture purchased properties from C1000, a leading Dutch supermarket chain, for $207.6 million. Our share of the purchase price was $31.1 million, which was funded with our existing cash resources. In connection with this transaction, the venture capitalized acquisition-related costs and fees totaling $12.5 million, of which our share was approximately $1.9 million. In March 2011, the venture obtained non-recourse financing totaling $98.3 million, of which our share was approximately $14.7 million, which bears interest at a variable rate of three-month Euribor plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro versus the U.S. dollar at the dates of acquisition and financing, respectively.

Note 7. Intangibles

In connection with our prior acquisitions of properties, we have recorded net lease intangibles of $267.4 million, which are being amortized over periods ranging from two to 40 years. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

Intangibles are summarized as follows (in thousands):

	December 31,
	2011	2010
Amortizable Intangible Assets
Lease Intangibles:
In-place lease	$176,735	$179,191
Tenant relationship	29,664	30,305
Above-market rent	76,472	77,336
Less: accumulated amortization	(140,540)	(123,222)

	$142,331	$163,610

Amortizable Below-Market Rent Intangible Liabilities
Below-market rent	$(15,471)	$(15,609)
Less: accumulated amortization	3,761	3,255

	$(11,710)	$(12,354)

Net amortization of intangibles, including the effect of foreign currency translation, was $18.2 million, $22.5 million and $22.6 million for 2011, 2010, and 2009, respectively. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization.

CPA®:15 2011 10-K — 69

Notes to Consolidated Financial Statements

Based on the intangible assets and liabilities recorded at December 31, 2011, scheduled annual net amortization of intangibles for each of the next five years is as follows (in thousands):

Years Ending December 31,	Total
2012	$17,046
2013	16,479
2014	15,804
2015	12,948
2016	11,658
Thereafter	56,686

$130,621

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

CPA®:15 2011 10-K — 70

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated ventures (in thousands):

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Other securities	$10,292	$-	$-	$10,292
Derivative assets	1,720	-	-	1,720

Total	$12,012	$-	$-	$12,012

Liabilities:
Derivative liabilities	$(13,930)	$-	$(13,930)	$-

Total	$(13,930)	$-	$(13,930)	$-

		Fair Value Measurements at December 31, 2010 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Money market funds	$51,229	$51,229	$-	$-
Other securities	10,513	-	-	10,513
Derivative assets	1,960	-	-	1,960

Total	$63,702	$51,229	$-	$12,473

Liabilities:
Derivative liabilities	$(10,378)	$-	$(10,378)	$-

Total	$(10,378)	$-	$(10,378)	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Year Ended December 31, 2011			Year Ended December 31, 2010
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$10,513	$1,960	$12,473	$9,865	$1,800	$11,665
Total gains or losses (realized and unrealized):
Included in earnings	(25)	(240)	(265)	(60)	160	100
Included in other comprehensive (loss) income	(258)	-	(258)	758	-	758
Amortization and accretion	62	-	62	(50)	-	(50)

Ending balance	$10,292	$1,720	$12,012	$10,513	$1,960	$12,473

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(25)	$(240)	$(265)	$(60)	$160	$100

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2011 and 2010. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:15 2011 10-K — 71

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values as of the dates shown (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,320,958	$1,333,486	$1,494,600	$1,479,740

We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both December 31, 2011 and 2010.

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

The following table presents information about our assets and liabilities that were measured on a fair value basis for the periods presented. All of the impairment charges and allowance for credit losses were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
	Total Fair Value Measurements	Total Impairment Charges or Allowance for Credit Losses	Total Fair Value Measurements	Total Impairment Charges or Allowance for Credit Losses	Total Fair Value Measurements	Total Impairment Charges or Allowance for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Net investments in properties	$19,250	$11,234	$20,041	$3,992	$52,148	$9,032
Net investments in direct financing leases (a)	4,700	12	3,589	(1,488)	56,587	27,001
Equity investments in real estate	10,773	1,708	60,206	7,150	16,685	10,284
Intangible assets	-	-	529	152	2,287	33

	$34,723	$12,954	$84,365	$9,806	$127,707	$46,350

Impairment Charges From Discontinued Operations:
Net investments in properties	$31,314	$18,922	$739	$324	$13,465	$20,280
Net investments in direct financing leases	-	-	24,900	15,196	-	-
Intangible assets	-	-	-	-	888	70
Intangible liabilities	-	-	-	-	(901)	(71)

	$31,314	$18,922	$25,639	$15,520	$13,452	$20,279

(a)	In 2011 and 2010, we recorded an out-of-period adjustment to reduce impairment charges by $3.0 million and $2.1 million, respectively (Note 2).

CPA®:15 2011 10-K — 72

Notes to Consolidated Financial Statements

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

Foreign Currency Contracts

We are exposed to foreign currency exchange rate movements, primarily in the Euro and, to a lesser extent, the British Pound Sterling. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. However, we are subject to foreign currency exchange rate movements to the extent of the difference in the timing and amount of the rental obligation and the debt service. We may also face challenges with repatriating cash from our foreign investments. We may encounter instances where it is difficult to repatriate cash because of jurisdictional restrictions or because repatriating cash may result in current or future tax liabilities. Realized and unrealized gains and losses recognized in earnings related to foreign currency transactions are included in Other income and (expenses) in the consolidated financial statements.

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions, that are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

We measure derivative instruments at fair value and record them as assets or liabilities, depending on our rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and qualified as a fair value hedge, the change in the fair value of the derivative is offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings. For a derivative designated and qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in Other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The following tables set forth certain information regarding our derivative instruments for the periods presented (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at December 31,		Liability Derivatives Fair Value at December 31,
		2011	2010	2011	2010
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$-	$-	$(13,930)	$(10,378)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,720	1,960	-	-

Total derivatives		$1,720	$1,960	$(13,930)	$(10,378)

CPA®:15 2011 10-K — 73

Notes to Consolidated Financial Statements

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Years Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2011	2010	2009
Interest rate cap	$-	$(27)	$(4)
Interest rate swaps (a)	(4,163)	(2,868)	(1,859)

Total	$(4,163)	$(2,895)	$(1,863)

(a)	For the years ended December 31, 2011, 2010 and 2009, unrealized losses of $1.1 million, $1.0 million and $0.6 million, respectively, were attributable to noncontrolling interests.

		Amount of Gain (Loss) Recognized in Income on Derivatives
	Location of Gain (Loss)	Years Ended December 31,
Derivatives Not in Cash Flow Hedging Relationships	Recognized in Income	2011	2010	2009
Stock warrants	Other income and (expenses)	$(240)	$160	$511

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

The derivative instruments that we had outstanding on our consolidated ventures at December 31, 2011 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Instrument	Type	Notional Amount	Effective Interest Rate (a)	Effective Date	Expiration Date	Fair Value at December 31, 2011
3-Month Euribor (b) (c)	“Pay-fixed” swap	$132,525	5.6%	7/2006	7/2016	$(12,370)
3-Month Euribor (b) (c)	“Pay-fixed” swap	8,871	5.0%	4/2007	7/2016	(828)
3-Month Euribor (b) (c)	“Pay-fixed” swap	7,382	5.6%	4/2008	10/2015	(689)
1-Month LIBOR	“Pay-fixed” swap	3,149	6.5%	8/2009	9/2012	(43)

						$(13,930)

(a)	The effective interest rate represents the total of the swapped rate and the contractual margin.
(b)	Amounts are based upon the applicable exchange rate at December 31, 2011.
(c)	Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $37.2 million and $3.5 million, respectively.

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion. At December 31, 2011, warrants issued to us had an aggregate estimated fair value of $1.7 million, which is included in Other assets, net, within the consolidated financial statements.

CPA®:15 2011 10-K — 74

Notes to Consolidated Financial Statements

Embedded Credit Derivative

We own interests in certain German unconsolidated ventures that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for these ventures under the equity method of accounting. In connection with providing the financing, the lenders entered into interest rate swap agreements on their own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the venture, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. These participation rights are deemed to be embedded credit derivatives. Based on valuations obtained at both December 31, 2011 and 2010 and including the effect of foreign currency translation, the embedded credit derivatives had a total fair value of less than $0.1 million, with is included in Other assets, net, within the consolidated financial statements. For the years ended December 31, 2011 and 2010, these derivatives generated unrealized losses of less than $0.1 million and $0.8 million, respectively. Amounts provided are the total amounts attributable to the venture and do not represent our proportionate share. Changes in the fair value of the embedded credit derivatives are recognized in the ventures’ earnings.

Other

Amounts reported in Other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At December 31, 2011, we estimate that an additional $3.8 million, inclusive of amounts attributable to noncontrolling interests of $0.9 million, will be reclassified as interest expense during the next twelve months.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At December 31, 2011, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $14.5 million and $10.4 million at December 31, 2011 and 2010, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either December 31, 2011 or 2010, we could have been required to settle our obligations under these agreements at their aggregate termination value of $15.7 million or $12.3 million, respectively, inclusive of amounts attributable to noncontrolling interests totaling $3.9 million and $3.1 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent at December 31, 2011, in certain areas, as shown in the tables below. The percentages in the tables below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

CPA®:15 2011 10-K — 75

Notes to Consolidated Financial Statements

December 31, 2011
Region:
Total U.S.	64%

France	13%
Other Europe	23%

Total Europe	36%

Total	100%

Property Type:
Office	25%
Warehouse/Distribution	17%
Retail	16%
Industrial	16%
Self-storage	14%
All others	12%

Total	100%

Tenant Industry:
Retail	23%
Healthcare, education and child care	10%
All others	67%

Total	100%

Tenant:
Mercury Partners/U-Haul Moving (US)	16%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated ventures.

Note 10. Non-Recourse Debt

Non-recourse debt consists of mortgage notes payable, which are collateralized by an assignment of real property, and direct financing leases with an aggregate carrying value of $1.8 billion and $2.1 billion at December 31, 2011 and 2010, respectively. Our mortgage notes payable bore interest at fixed annual rates ranging from 3.6% to 10.0% and variable annual interest rates ranging from 5.1% to 7.6%, with maturity dates ranging from 2012 to 2026 at December 31, 2011.

Scheduled debt principal payments during each of the next five years following December 31, 2011 and thereafter are as follows (in thousands):

Years Ending December 31,	Total
2012	$141,232
2013	142,760
2014	364,109
2015	184,033
2016	25,470
Thereafter through 2026	464,340

1,321,944
Unamortized discount	(986)

Total	$1,320,958

CPA®:15 2011 10-K — 76

Notes to Consolidated Financial Statements

Financing Activity

2011 — We refinanced maturing non-recourse mortgage loans with new non-recourse financing of $33.2 million at a weighted-average annual interest rate and term of 6.1% and 9.4 years, respectively. In addition, in connection with the acquisition of a venture as a tenancy-in-common in which we and an affiliate hold interests of 15% and 85%, respectively, which we account for under the equity method of accounting, the venture obtained non-recourse financing totaling $98.3 million, of which our share was approximately $14.7 million. This financing bears interest at a variable rate of three-month Euribor plus 2% and matures in March 2013. Amounts above are based upon the exchange rate of the Euro at the date of financing.

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

Note 11.    Commitments and Contingencies

At December 31, 2011, we were not involved in any material litigation.

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

Note 12. Equity

Distributions

Distributions paid to shareholders consist of ordinary income, capital gains, return of capital or a combination thereof for income tax purposes. The following table presents distributions per share reported for tax purposes:

	Years Ended December 31,
	2011	2010	2009
Ordinary income	$0.49	$0.43	$0.34
Capital gains	0.21	0.17	-
Return of capital	0.03	0.12	0.38

	$0.73	$0.72	$0.72

We declared a quarterly distribution of $0.1823 per share in December 2011, which was paid in January 2012 to shareholders of record at December 31, 2011.

Accumulated Other Comprehensive Loss

The following table presents the components of accumulated other comprehensive loss reflected in equity. Amounts include our proportionate share of other comprehensive income or loss from our unconsolidated investments (in thousands):

	December 31,
	2011	2010
Unrealized gain on marketable securities	$173	$432
Foreign currency translation adjustment	(5,468)	(2,738)
Unrealized loss on derivative instruments	(10,901)	(7,793)

Accumulated other comprehensive loss	$(16,196)	$(10,099)

Note 13. Impairment Charges

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

CPA®:15 2011 10-K — 77

Notes to Consolidated Financial Statements

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

The following table summarizes impairment charges recognized on our consolidated and unconsolidated real estate investments for all periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net investments in properties	$11,234	$4,144	$9,065
Net investments in direct financing leases	(3,047)	(1,488)	27,001

Total impairment charges included in expenses	8,187	2,656	36,066
Equity investments in real estate (a)	1,708	7,150	10,284

Total impairment charges included in income from continuing operations	9,895	9,806	46,350
Impairment charges included in discontinued operations	18,922	15,520	20,279

Total impairment charges	$28,817	$25,326	$66,629

(a)	Other-than-temporary impairment charges on our equity investments in real estate are included in Income from equity investments in real estate in the consolidated financial statements.

2011 Impairment Charges

Current USA, Inc.

In September 2011, we recognized an impairment charge of $11.2 million on a property previously leased to Current USA, Inc. in order to reduce its carrying value to its estimated fair value as the property was vacant and attempts to re-lease it were unsuccessful. In February 2012, this property was sold to a third party. At December 31, 2011, this property was classified as Net investments in properties in the consolidated financial statements.

Other

During 2011, we recorded an out-of-period adjustment to reduce impairment charges by $3.0 million (Note 2) related to properties classified as Net investments in direct financing leases in the consolidated financial statements.

The Talaria Company (Hinckley)

During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million on our interest in a venture that leased properties to Hinckley in order to reduce the carrying value of our interest to its estimated fair value. We also recognized an other-than-temporary impairment charge on our interest in this venture in 2010 as described below. At December 31, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.

Waldaschaff Automotive GmbH

In September 2011, we recognized an other-than-temporary impairment charge of $0.6 million on our interest in a venture that leased properties to Waldaschaff Automotive GmbH in order to reduce the carrying value of our interest to its estimated fair value. At December 31, 2011, this venture was classified as Equity investments in real estate in the consolidated financial statements.

Best Buy Stores, L.P.

During the second quarter of 2011, we recognized an impairment charge totaling $10.4 million, inclusive of amounts attributable to noncontrolling interests of $3.8 million, on several properties leased to Best Buy Stores, L.P. in order to reduce their carrying values to their estimated fair values based upon the potential sale of the properties, which was consummated in July 2011 (Note 13). We also recognized an impairment charge totaling $15.2 million on these properties during the fourth quarter of 2010. The results of operations of these properties are included in (Loss) income from discontinued operations in the consolidated financial statements.

CPA®:15 2011 10-K — 78

Notes to Consolidated Financial Statements

Symphony IRI Group, Inc.

During the first quarter of 2011, we recognized an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, on a property leased to Symphony IRI Group, Inc. in order to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. In June 2011, the property was sold (Note 15). The results of operations of this property are included in (Loss) income from discontinued operations in the consolidated financial statements.

2010 Impairment Charges

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

Görtz & Schiele GmbH & Co. and Goertz & Schiele Corp.

During 2010 and 2009, we recognized other-than-temporary impairment charges of $0.2 million and $5.8 million, respectively, to reflect declines in the estimated fair value of two ventures’ underlying net assets in comparison with the carrying values of our interest in the ventures. The ventures lease properties in Germany to Görtz & Schiele GmbH & Co. and in the U.S. to Goertz & Schiele Corp., which filed for bankruptcy in November 2008 and September 2009, respectively. Both tenants ceased making rent payments during the second quarter of 2009, and as a result, the ventures suspended the debt service payments on the related mortgage loans beginning in July 2009. In January 2010, Goertz & Schiele Corp. terminated its lease with us in bankruptcy proceedings and in March 2010, a successor tenant to Görtz & Schiele GmbH & Co. signed a new lease with the venture on substantially the same terms. These ventures are classified as Equity investments in real estate in the consolidated financial statements.

Best Buy Stores, L. P.

We perform an annual valuation of our assets, relying in part upon third-party appraisals. In connection with this valuation, during 2010, we recognized an impairment charge of $15.2 million on a net investment in direct financing leases as a result of the declines in the current estimate of the residual value of the properties leased to Best Buy Stores, L. P.

CPA®:15 2011 10-K — 79

Notes to Consolidated Financial Statements

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

Other

In connection with our annual valuation of real estate assets, during 2010, we recognized impairment charges totaling $0.6 million on two net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties. In addition, during 2010, we recorded an out-of-period adjustment to reduce impairment charges by $2.1 million (Note 2).

2009 Impairment Charges

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

Shires Limited

During 2009, we recognized impairment charges of $19.6 million to reduce the carrying values of several properties leased to Shires Limited to their estimated fair values. In April 2009, Shires Limited filed for bankruptcy and subsequently vacated four of the six properties it leased from us in the United Kingdom and Ireland. As a result, beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan and used proceeds of $3.6 million drawn from a letter of credit provided by Shires Limited to prepay a portion of the mortgage loan. In September 2009, we sold one of the properties to a third party for $1.0 million and recognized a loss on the sale of $2.1 million. In October 2009, we turned over the remaining five properties to the lender in exchange for the lenders’ agreement to relieve us of all obligations under the related mortgage loan. These five properties and related mortgage loan had carrying values of $13.7 million and $13.4 million, respectively, at the date of disposition. In connection with the disposition of these properties, we recognized gains on the disposition of real estate and extinguishment of debt of $1.1 million and $1.0 million, respectively, in 2009, which are included in Other income and (expenses) in the consolidated financial statements. Prior to their disposition, substantially all of these properties were classified as Net investments in direct financing leases in the consolidated financial statements.

Other

We perform an annual valuation of our assets, relying in part upon third-party appraisals. In connection with this valuation during 2009, we recognized impairment charges totaling $5.9 million on several net investments in direct financing leases as a result of declines in the current estimate of the residual value of the properties. In addition, we recognized impairment charges totaling $1.5 million on two domestic properties to reduce their carrying values to the estimated sale prices. These two properties, which were classified as Net investments in direct financing leases in the consolidated financial statements, were sold during the fourth quarter of 2009 for aggregate sales proceeds of $4.4 million, net of selling costs. We recognized an aggregate net loss of less than $0.1 million in connection with the sale of these properties, which is included in Other income and (expenses) in the consolidated financial statements.

CPA®:15 2011 10-K — 80

Notes to Consolidated Financial Statements

Lindenmaier A.G.

During 2009, we recognized impairment charges of $12.3 million, inclusive of amounts attributable to noncontrolling interests of $4.1 million, related to two German properties where the tenant, Lindenmaier A.G., filed for bankruptcy in April 2009. In July 2009, we entered into an interim lease agreement with Lindenmaier that provided for substantially lower rental income than the original lease through February 2010, when it converted to a month-to-month agreement. In April 2010, a new lease was signed with a new tenant for one of the properties, and in August 2010 the remaining property was leased to a separate new tenant for substantially the same lower rental income. We calculated the estimated fair value of these properties based on a discounted cash flow analysis. The results of operations of these properties are included in (Loss) income from discontinued operations on the consolidated financial statements.

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

Innovate Holdings Limited

During 2009, we recognized impairment charges of $7.3 million related to a property in the United Kingdom formerly leased to Innovate Holdings Limited, which terminated its lease in bankruptcy court and vacated the property. Beginning in July 2009, we suspended debt service payments on the related non-recourse mortgage loan, and in October 2009 we returned the property to the lender in exchange for the lender’s agreement to relieve us of all mortgage obligations. The property and related mortgage loan had carrying values of $14.4 million and $15.0 million, respectively, at the date of disposition. In connection with this disposition, we recognized gains on the disposition of real estate and extinguishment of debt of $0.3 million and $0.6 million, respectively, in 2009, which, together with the impairment charges, are included in (Loss) income from discontinued operations in the consolidated financial statements.

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

Note 14. Income Taxes

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

CPA®:15 2011 10-K — 81

Notes to Consolidated Financial Statements

We account for uncertain tax positions in accordance with current authoritative accounting guidance. The following table presents a reconciliation of the beginning and ending amount of unrecognized tax benefits (in thousands):

	Years Ended December 31,
	2011	2010
Balance, beginning of year	$247	$357
Additions based on tax positions related to the current year	51	13
Reductions for tax positions of prior years	-	(78)
Reductions for expiration of statute of limitations	-	(45)

Balance, end of year	$298	$247

At December 31, 2011, we had unrecognized tax benefits as presented in the table above that, if recognized, would have a favorable impact on the effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2011 and 2010, we had less than $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006-2011 remain open to examination by the major taxing jurisdictions to which we are subject.

As of December 31, 2011 and 2010, we had net operating losses (“NOLs”) in foreign jurisdictions of approximately $45.2 million and $48.8 million, respectively, translating to a deferred tax asset before valuation allowance of $11.4 million and $11.7 million, respectively. Our NOLs began expiring in 2011 in certain foreign jurisdictions. The utilization of NOLs may be subject to certain limitations under the tax laws of the relevant jurisdiction. Management determined that as of December 31, 2011 and 2010, $11.4 million and $11.7 million, respectively, of deferred tax assets related to losses in foreign jurisdictions did not satisfy the recognition criteria set forth in accounting guidance for income taxes and established valuation allowances for these amounts.

Note 15. Discontinued Operations

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenues	$15,735	$19,576	$28,181
Expenses	(9,757)	(15,163)	(21,329)
Gain on sale of real estate	5,025	17,409	12,406
Gain on deconsolidation of a subsidiary	4,501	-	-
Gain (loss) on extinguishment of debt	1,000	-	(1,498)
Impairment charges	(18,922)	(15,520)	(20,279)

(Loss) income from discontinued operations	$(2,418)	$6,302	$(2,519)

2011 —Throughout 2011, we sold four properties leased to Childtime Childcare, Inc. for $5.7 million, net of selling costs, and recognized a net gain on these sales of $1.9 million, excluding impairment charges of $0.3 million recognized in the fourth quarter of 2010.

In December, 2011, we sold properties formerly leased to Life Time for $108.0 million, net of selling costs, and recognized a net gain on the sale of $2.9 million.

CPA®:15 2011 10-K — 82

Notes to Consolidated Financial Statements

In September 2011, we sold several properties leased to Best Buy Stores L.P. for $52.5 million, net of selling costs, including amounts attributable to noncontrolling interests of $19.4 million. Our share of the proceeds was $33.1 million, and we recognized a net gain on the sale of the real estate of $0.3 million and a net loss on the defeasance of the related loan of $0.3 million. In connection with the sale, we also recognized an impairment charge of $10.4 million on this investment, inclusive of amounts attributable to noncontrolling interests of $3.8 million.

In June 2011, we sold a property leased to Symphony IRI Group, Inc. for $4.1 million, net of selling costs, inclusive of amounts attributable to noncontrolling interests of $1.4 million, and recognized a net loss on this sale of less than $0.1 million. This amount excluded an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, that we recognized to reduce its carrying value to the estimated fair value of the property, which reflected the contracted sale price.

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

In addition, during 2011, we entered into an agreement to sell a property leased to Barth Europa Transporte for approximately $4.0 million. This sale is expected to be completed in March 2012. At December 31, 2011, this property was classified as Assets held for sale on our consolidated balance sheet. Included in the discontinued operations was $1.3 million of gain on extinguishment of debt as a result of the loan buy back. We reclassified the $4.1 million impairment charge we recorded on this property in 2009 to discontinued operations.

2010 — As described above, we sold several properties leased to Best Buy Stores L.P. in 2011, and as a result, $15.2 million of impairment charge was reclassified to discontinued operations in 2010.

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

CPA®:15 2011 10-K — 83

Notes to Consolidated Financial Statements

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

Note 16. Segment Information

We have determined that we operate in one business segment, real estate ownership, with domestic and foreign investments. Geographic information for this segment is as follows (in thousands):

Year Ended December 31, 2011	Domestic	Foreign(a)	Total Company
Revenues	$147,738	$102,151	$249,889
Total long-lived assets (b)	1,155,031	879,113	2,034,144

Year Ended December 31, 2010	Domestic	Foreign(a)	Total Company
Revenues	$161,858	$89,305	$251,163
Total long-lived assets (b)	1,389,211	908,543	2,297,754

Year Ended December 31, 2009	Domestic	Foreign(a)	Total Company
Revenues	$152,626	$112,163	$264,789
Total long-lived assets (b)	1,541,615	998,397	2,540,012

(a)	Consists of operations in the European Union.
(b)	Consists of Real estate, net; Net investments in direct financing leases; and Equity investments in real estate.

Note 17. Selected Quarterly Financial Data (Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Revenues (a)	$60,913	$62,552	$66,274	$60,150
Expenses (a)	(26,498)	(25,445)	(39,540)	(21,654)
Net income (b)	16,120	14,219	22,225	23,988
Less: Net income attributable to noncontrolling interests	(3,592)	(4,238)	(4,957)	(7,072)

Net income attributable to CPA®15 Shareholders	12,528	9,981	17,268	16,916

Earnings per share attributable to CPA®15 Shareholders	0.10	0.08	0.13	0.12
Distributions declared per share	0.1819	0.1821	0.1823	0.1823

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Revenues (a)	$64,467	$63,116	$62,461	$61,119
Expenses (a)	(26,524)	(25,205)	(29,002)	(24,699)
Net income (c)	17,926	20,249	22,591	39,490
Less: Net income attributable to noncontrolling interests	(7,826)	(7,741)	(6,228)	(18,684)

Net income attributable to CPA®15 Shareholders	10,100	12,508	16,363	20,806

Earnings per share attributable to CPA®15 Shareholders	0.08	0.10	0.13	0.16
Distributions declared per share	0.1807	0.1810	0.1813	0.1816

CPA®:15 2011 10-K — 84

Notes to Consolidated Financial Statements

(a)	Certain amounts from previous quarters have been retrospectively adjusted as discontinued operations (Note 15).
(b)	Inclusive of out-of-period adjustments recorded in 2011 as discussed in Note 2.
(c)	Inclusive of out-of-period adjustments recorded in 2010 as discussed in Note 2.

Note 18. Subsequent Event

Proposed Merger

On February 17, 2012, we and WPC entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of WPC for a combination of cash and shares of WPC’s common stock as described below. In connection with the Proposed Merger, WPC plans to file a registration statement with the SEC regarding the shares of WPC’s common stock to be issued to our shareholders in the Proposed Merger. Special meetings will be scheduled to obtain the approval of our shareholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is also subject to customary closing conditions. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

In the Proposed Merger, our shareholders will be entitled to receive a $1.25 in cash and 0.2326 shares of WPC common stock for each share of our common stock owned, which equated to $11.73 per share based on WPC’s $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. Our NAV was $10.40 as of September 30, 2011, the most recent available date. The advisor computed our NAV internally, relying in part upon a third-party valuation of our real estate portfolio and indebtedness as of September 30, 2011. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 shares of WPC common stock, based on our total shares outstanding of 131,566,206, of which 10,153,074 shares were owned by WPC, at February 17, 2012. Additionally, if the Proposed Merger is consummated, WPC has agreed to waive its subordinated disposition and termination fees. The Proposed Merger is expected to be tax-free for U.S. Federal purposes, except for the cash consideration.

In February 2012, our Board of Directors suspended participation in our DRIP in light of the Proposed Merger.

CPA®:15 2011 10-K — 85

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Real Estate Under Operating Leases:
Industrial facilities in Bluffton, OH; Auburn, IN and Milan, TN	$10,828	$1,180	$19,816	$16	$-	$1,180	$19,832	$21,012	$5,264	Apr. 2002	40 yrs.
Land in Irvine, CA	2,720	4,930	-	-	-	4,930	-	4,930	-	May 2002	N/A
Office facility in Alpharetta, GA	7,372	1,750	11,339	-	-	1,750	11,339	13,089	3,063	Jun. 2002	40 yrs.
Office facility in Clinton, NJ	25,621	-	47,016	3	-	-	47,019	47,019	11,760	Aug. 2002	40 yrs.
Warehouse/distribution and office facilities in Miami, FL	9,119	6,600	8,870	40	-	6,600	8,910	15,510	2,493	Sep. 2002	40 yrs.
Office facilities in St. Petersburg, FL	18,398	1,750	7,408	21,563	922	3,200	28,443	31,643	7,018	Sep. 2002	40 yrs.
Movie theatre in Baton Rouge, LA	10,354	4,767	6,912	-	286	4,767	7,198	11,965	1,656	Oct. 2002	40 yrs.
Office facilities in San Diego, CA	17,401	8,050	22,077	24	-	8,050	22,101	30,151	6,448	Oct. 2002	40 yrs.
Industrial facilities in Richmond, CA	-	870	4,098	-	-	870	4,098	4,968	1,020	Nov. 2002	40 yrs.
Nursing care facilities in Chatou, Poissy, Rosny sous Bois, Paris, Rueil Malmaison and Sarcelles, France	34,031	5,329	35,001	11,614	3,671	6,899	48,716	55,615	14,132	Dec. 2002	40 yrs.
Warehouse/distribution and industrial facilities in Kingman, AZ; Woodland, CA; Jonesboro, GA; Kansas City, MO; Springfield, OR; Fogelsville, PA and Corsicana, TX	66,358	19,250	101,536	-	7	19,250	101,543	120,793	22,964	Dec. 2002	40 yrs.
Warehouse/distribution facilities in Lens, Nimes, Colomiers, Thuit Hebert, Ploufragen and Cholet, France	96,055	11,250	95,123	49,862	7,332	15,962	147,605	163,567	41,303	Dec. 2002	40 yrs.
Warehouse/distribution facilities in Orlando, FL; Macon, GA; Rocky Mount, NC and Lewisville, TX	14,976	3,440	26,975	-	(879)	3,300	26,236	29,536	6,728	Dec. 2002	40 yrs.
Fitness and recreational sports center in Newton, MA	7,486	44,473	111,521	20,010	(167,756)	2,353	5,895	8,248	1,044	Feb. 2003	40 yrs.
Industrial facilities in Chattanooga, TN	-	540	5,881	-	-	540	5,881	6,421	1,305	Feb. 2003	40 yrs.
Industrial facilities in Mooresville, NC	6,828	600	13,837	-	-	600	13,837	14,437	3,070	Feb. 2003	40 yrs.

CPA®:15 2011 10-K — 86

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Industrial facility in MaCalla, AL	6,753	1,750	13,545	-	-	1,750	13,545	15,295	2,637	Mar. 2003	40 yrs.
Office facility in Lower Makefield Township, PA	11,351	900	20,120	-	-	900	20,120	21,020	4,380	Apr. 2003	40 yrs.
Warehouse/distribution facility in Virginia Beach, VA	16,326	3,000	32,241	2,244	(11,467)	1,894	24,124	26,018	6,905	Jul. 2003	40 yrs.
Industrial facility in Fort Smith, AZ	-	980	7,262	-	-	980	7,262	8,242	1,536	Jul. 2003	40 yrs.
Retail facilities in Greenwood, IN and Buffalo, NY	9,265	-	14,676	4,891	-	-	19,567	19,567	3,952	Aug. 2003	40 yrs.
Industrial facilities in Bowling Green, KY and Jackson, TN	7,141	680	11,723	-	-	680	11,723	12,403	2,455	Aug. 2003	40 yrs.
Industrial facilities in Mattoon, IL; Holyoke, MA; Morristown, TN and a warehouse/distribution facility in Westfield, MA	5,330	1,230	15,707	-	(4,522)	1,060	11,355	12,415	2,378	Aug. 2003	40 yrs.
Industrial facility in Rancho Cucamonga, CA and educational facilities in Glendale Heights, IL; Exton, PA and Avondale, AZ	40,499	12,932	6,937	61,872	718	12,932	69,527	82,459	12,612	Sep. 2003, Dec. 2003, Feb. 2004, Sep. 2004	40 yrs.
Sports facilities in Rochester Hills and Canton, MI	22,740	9,791	32,780	-	(2,124)	9,791	30,656	40,447	6,335	Sep. 2003	40 yrs.
Industrial facilities in St. Petersburg, FL; Buffalo Grove, IL; West Lafayette, IN; Excelsior Springs, MO and North Versailles, PA	12,777	4,980	21,905	2	5	4,981	21,911	26,892	4,507	Oct. 2003	40 yrs.
Industrial facilities in Tolleson, AZ; Alsip, IL and Solvay, NY	16,300	4,210	23,911	2,640	3,106	4,210	29,657	33,867	5,884	Nov. 2003	40 yrs.
Land in Kahl, Germany	4,868	7,070	-	-	265	7,335	-	7,335	-	Dec. 2003	N/A
Land in Memphis, TN and sports facilities in Bedford, TX and Englewood, CO	8,595	4,392	9,314	-	-	4,392	9,314	13,706	1,827	Dec. 2003, Sep. 2004	40 yrs.
Office facilities in Brussels, Belgium	10,651	2,232	8,796	2,786	673	2,342	12,145	14,487	2,942	Jan. 2004	40 yrs.
Warehouse/distribution facilities in Oceanside, CA and Concordville, PA	4,844	2,575	5,490	6	-	2,575	5,496	8,071	1,093	Jan. 2004	40 yrs.
Office facility in Peachtree City, GA	4,278	990	6,874	-	(3)	990	6,871	7,861	1,338	Mar. 2004	40 yrs.
Self-storage and trucking facilities in numerous locations throughout the U.S.	155,777	69,080	189,082	-	28	69,080	189,110	258,190	36,444	Apr. 2004	40 yrs.
Warehouse/distribution facility in La Vista, NE	23,325	5,700	648	36,835	1,149	5,700	38,632	44,332	5,496	May 2004	40 yrs.
Office facility in Pleasanton, CA	14,395	16,230	14,052	266	(177)	16,230	14,141	30,371	2,680	May 2004	40 yrs.

CPA®:15 2011 10-K — 87

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period (c)			Accumulated Depreciation (c)	Date Acquired	Life on which Depreciation in Latest Statement of Income is Computed
Description	Encumbrances	Land	Buildings			Land	Buildings	Total
Office facility in San Marcos, TX	-	225	1,180	-	-	225	1,180	1,405	223	Jun. 2004	40 yrs.
Office facilities in Espoo, Finland	64,861	16,766	68,556	(172)	3,808	17,556	71,402	88,958	13,321	Jul. 2004	40 yrs.
Office facility in Conflans, France	22,623	21,869	65,213	357	(64,400)	4,796	18,243	23,039	3,872	Jul. 2004	40 yrs.
Office facilities in Chicago, IL	14,783	4,910	32,974	-	(13,892)	3,109	20,883	23,992	3,752	Sep. 2004	40 yrs.
Industrial facility in Louisville, CO	11,398	1,892	19,612	-	-	1,892	19,612	21,504	3,575	Sep. 2004	40 yrs.
Industrial facilities in Hollywood and Orlando, FL	-	1,244	2,490	-	-	1,244	2,490	3,734	454	Sep. 2004	40 yrs.
Office facility in Playa Vista, CA	24,094	20,950	7,329	-	-	20,950	7,329	28,279	1,336	Sep. 2004	40 yrs.
Industrial facility in Golden, CO	-	1,719	4,689	661	(2,889)	1,114	3,066	4,180	513	Sep. 2004	40 yrs.
Industrial facilities in Texarkana, TX and Orem, UT	2,861	616	3,723	-	-	616	3,723	4,339	679	Sep. 2004	40 yrs.
Industrial facility in Eugene, OR	4,936	1,009	6,739	-	4	1,009	6,743	7,752	1,229	Sep. 2004	40 yrs.
Office facility in Little Germany, United Kingdom	-	103	3,978	-	(570)	88	3,423	3,511	624	Sep. 2004	40 yrs.
Industrial facility in Neenah, WI	5,027	262	4,728	-	-	262	4,728	4,990	862	Sep. 2004	40 yrs.
Industrial facility in South Jordan, UT	12,952	2,477	5,829	-	-	2,477	5,829	8,306	1,063	Sep. 2004	40 yrs.
Warehouse/distribution facility in Ennis, TX	2,633	190	4,512	-	-	190	4,512	4,702	823	Sep. 2004	40 yrs.
Land in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove and Tustin, CA; Naperville, IL; Westland and Canton, MI and Carrollton, Duncansville and Lewisville, TX	-	5,830	3,270	-	(3,915)	4,472	713	5,185	216	Sep. 2004	40 yrs.
Retail facility in Oklahoma City, OK	5,782	1,114	4,643	218	-	1,114	4,861	5,975	865	Sep. 2004	40 yrs.
Land in Farmington, CT and Braintree, MA	1,600	2,972	-	-	-	2,972	-	2,972	-	Sep. 2004	N/A
Office facilities in Helsinki, Finland	74,908	24,688	71,815	-	(4,016)	23,601	68,886	92,487	11,989	Jan. 2005	40 yrs.
Office facility in Paris, France	79,987	24,180	60,846	604	5,541	25,900	65,271	91,171	10,524	Jul. 2005	40 yrs.
Retail facilities in Bydgoszcz, Czestochowa, Jablonna, Katowice, Kielce, Lodz, Lubin, Olsztyn, Opole, Plock, Walbrzych, Warsaw and Warszawa, Poland	148,777	38,233	122,575	10,515	10,731	42,437	139,617	182,054	26,121	Mar. 2006	30 yrs.
Office facility in Laupheim, Germany	-	7,090	22,486	20	(16,882)	1,919	10,795	12,714	1,222	Oct. 2007	30 yrs.

	$1,179,984	$441,840	$1,469,660	$226,877	$(255,246)	$386,016	$1,497,115	$1,883,131	$317,932

CPA®:15 2011 10-K — 88

SCHEDULE III — REAL ESTATE and ACCUMULATED DEPRECIATION (Continued)

December 31, 2011

(in thousands)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition (a)	Increase (Decrease) in Net Investments (b)	Gross Amount at which Carried at Close of Period Total	Date Acquired
Description	Encumbrances	Land	Buildings

Direct Financing Method:
Office facility in Irvine, CA	$5,605	$-	$8,525	$69	$1,566	$10,160	May 2002
Warehouse/distribution facilities in Mesquite, TX	6,253	1,513	10,843	2,824	(1,175)	14,005	Jun. 2002
Warehouse/distribution facility in Birmingham, United Kingdom	10,278	2,206	8,691	6,679	(247)	17,329	Jan. 2003, Mar. 2003
Industrial facility in Rochester, MN	5,422	2,250	10,328	-	1,185	13,763	Mar. 2003
Office facilities in Corpus Christi, Odessa, San Marcos and Waco, TX	5,646	1,800	12,022	-	(936)	12,886	Aug. 2003
Retail facility in Freehold, NJ	5,677	-	9,611	-	(219)	9,392	Aug. 2003
Industrial facility in Kahl, Germany	5,458	7,070	10,137	-	(8,983)	8,224	Dec. 2003
Retail facility in Plano, TX	-	1,119	4,165	-	(2,633)	2,651	Sep. 2004
Sports facility in Memphis, TN	1,772	-	6,511	-	(2,834)	3,677	Sep. 2004
Industrial facility in Owingsville, KY	79	16	4,917	-	(781)	4,152	Sep. 2004
Retail facilities in Farmington, CT and Braintree, MA	4,689	-	12,617	-	(4,311)	8,306	Sep. 2004
Education facilities in Chandler and Tucson, AZ; Alhambra, Chino, Garden Grove and Tustin, CA; Naperville, IL; Westland and Canton, MI; Carrollton, Duncansville and Lewisville, TX	-	-	6,734	-	(2,053)	4,681	Sep. 2004
Industrial facility in Brownwood, TX	-	142	5,141	-	(970)	4,313	Sep. 2004
Education facility in Glendale Heights, IL	1,798	-	9,435	-	(5,591)	3,844	Sep. 2004

Retail facilities in Osnabruck, Borken, Bunde, Arnstadt, Dorsten, Duisburg, Freiberg, Leimbach-Kaiserro, Monheim, Oberhausen, Rodewisch, Sankt Augustin, Schmalkalden, Stendal, Wuppertal and Monheim, Germany	88,297	26,470	127,701	15,872	(1,980)	168,063	Jun. 2005

	$140,974	$42,586	$247,378	$25,444	$(29,962)	$285,446

CPA®:15 2011 10-K — 89

NOTES TO SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

(in thousands)

(a)	Consists of the costs of improvements subsequent to purchase and acquisition costs including construction costs on build-to-suit transactions, legal fees, appraisal fees, title costs and other related professional fees.
(b)	The increase (decrease) in net investment is primarily due to (i) the amortization of unearned income from net investment in direct financing leases, which produces a periodic rate of return that at times may be greater or less than lease payments received, (ii) sales of properties, (iii) impairment charges and (iv) changes in foreign currency exchange rates.
(c)	Reconciliation of real estate and accumulated depreciation (see below):

	Reconciliation of Real Estate Subject to Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$2,091,380	$2,267,459	$2,306,018
Additions	-	442	2,552
Dispositions	(156,339)	(38,050)	(59,007)
Impairment charges	(29,286)	(4,105)	(30,285)
Foreign currency translation adjustment	(16,397)	(58,772)	16,987
Reclassification from (to) direct financing lease, real estate under construction, funds held in escrow or intangible assets.	-	(2,889)	31,194
Deconsolidation of real estate asset	(2,950)	(71,660)	-
Reclassification to assets held for sale	(3,277)	(1,045)	-

Balance at close of year	$1,883,131	$2,091,380	$2,267,459

	Reconciliation of Accumulated Depreciation for Real Estate Subject to Operating Leases
	Years Ended December 31,
	2011	2010	2009
Balance at beginning of year	$298,531	$281,854	$238,360
Depreciation expense	41,736	44,750	47,240
Dispositions	(18,196)	(7,588)	(6,821)
Foreign currency translation adjustment	(3,586)	(6,771)	3,075
Reclassification to intangible assets	-	(688)	-
Deconsolidation of real estate asset	(229)	(12,917)	-
Reclassification to assets held for sale	(324)	(109)	-

Balance at close of year	$317,932	$298,531	$281,854

At December 31, 2011, the aggregate cost of real estate, net of accumulated depreciation and accounted for as operating leases, owned by us and our consolidated subsidiaries for federal income tax purposes was $1.8 billion.

CPA®:15 2011 10-K — 90

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at December 31, 2011, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of December 31, 2011 at a reasonable level of assurance.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

CPA®:15 2011 10-K — 91

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Names of Directors and Biographical Information

The names of our directors, their ages and certain other information about them are set forth below:

Name	Age	Office
Marshall E. Blume *	70	Director
Elizabeth P. Munson *	55	Director
Richard J. Pinola *	66	Director
James D. Price *	73	Director

* Independent Director

Marshall E. Blume

AGE: 70

DIRECTOR SINCE: 2011

Dr. Blume was elected to serve at our annual meeting of stockholders held June 15, 2011 (the “Annual Meeting”). Dr. Blume had previously served as an Independent Director and as a member of the Audit Committee of the Board of Directors from April 2007 to June 2009. Dr. Blume has also served as an Independent Director and a member of the Audit Committees of CPA®:16 – Global since June 2011 (having previously served in those capacities from April 2007 to April 2008 and again from June 2009 to July 2010) and CPA®:17 – Global since 2008. Dr. Blume had also served as an Independent Director and a member of the Audit Committee of CPA®:14 since April 2007 until its merger with CPA®:16 – Global on May 2, 2011. Dr. Blume is the Howard Butcher III Professor, Emeritus, of Financial Management at the Wharton School of the University of Pennsylvania and Director Emeritus of the Rodney L. White Center for Financial Research, also at the Wharton School. Dr. Blume has been associated with the Wharton School since 1967. Dr. Blume has also been a partner in Prudent Management Associates, a registered investment advisory firm, since 1982, and Chairman and President of Marshall E. Blume, Inc., a consulting firm, for over 25 years. He is an Associate Editor of the Journal of Fixed Income and the Journal of Portfolio Management. He is currently a member of the Board of Managers of the Measey Foundation, which is dedicated to the support of medical education in the Philadelphia area. He is a member of the Board of Managers, Episcopal Church, Eastern Diocese, the Shadow Financial Regulatory Committee and the Financial Economist Roundtable. Dr. Blume is a former trustee of Trinity College (Hartford) and the Rosemont School. Dr. Blume received his S.B. from Trinity College, and both his M.B.A. and Ph.D. from the University of Chicago. Dr. Blume’s qualifications include his distinguished academic career at a leading educational institution, his expertise in the field of economics and finance and his involvement in several charitable and industry organizations.

Elizabeth P. Munson

AGE: 55

DIRECTOR SINCE: 2003

Ms. Munson serves as an Independent Director and as a member of the Audit Committee of the Board of Directors. Ms. Munson has also served as an Independent Director and a member of the Audit Committees of CPA®:16 – Global since April 2004 and CPA®:17 – Global since October 2007. Ms. Munson had also served as an Independent Director and a member of the Audit Committee of CPA®:14 from December 2006 to September 2007, having previously served in those capacities from April 2002 to December 2003. Ms. Munson is the Chairman, President and a Director of Rockefeller Trust Company, N.A. and The Rockefeller Trust Company (Delaware), having joined those companies in June 2001. Ms. Munson is also a Managing Director of, and head of Wealth Management Services for, Rockefeller & Co. Prior to joining Rockefeller, she was a partner in the Private Clients Group of White & Case LLP from January 1993 to June 2001 and an associate at White & Case LLP from October 1983. Ms. Munson is a member of the Board of Managers, Vice President and Secretary of Episcopal Social Services, New York, New York, a member of the Board of Directors and President of United Neighbors of East Midtown, New York, New York, a member of the Board of Directors and Secretary of Friends of WWB/USA Inc., New York, New York, and a member of the Board of Directors of the Cancer Schmancer Foundation, New York, New York and a member of the Board of Directors of Lenox Hill Neighborhood House, New York, NY. Ms. Munson received her B.A. from Yale University, her J.D. from Harvard University and her Masters in Tax Law from New York University. Ms. Munson’s qualifications include her executive experience with a leading investment and wealth management firm, her prior legal experience and her involvement in several charitable organizations.

CPA®:15 2011 10-K — 92

Richard J. Pinola

AGE: 66

DIRECTOR SINCE: 2008

Mr. Pinola served as an Independent Director and Chairman of the Audit Committee of the Board of Directors from August 2006 to September 2007 and has served as an Independent Director and a member of the Audit Committee again since June 2008 (Chairman of the Committee since August 2009). Mr. Pinola has also served as an Independent Director and Chairman of the Audit Committee of CPA®:16 – Global since August 2006 and as an Independent Director and a member of the Audit Committee of CPA®:17 – Global since July 2010 (having previously served in those capacities, including as Chairman of the Committee from October 2007 to June 2009). Mr. Pinola had also served as an Independent Director and Chairman of the Audit Committee of CPA®:14 from July 2006 to April 2008 (and as an Independent Director and a member of the Audit Committee again from June 2009 to July 2010). Mr. Pinola served as Chief Executive Officer and Chairman of Right Management Consultants from 1994 through 2004. He served as a Director of the company from 1990 and as CEO from 1992 until Right Management was purchased by Manpower Inc. Prior to joining Right Management Consultants, Mr. Pinola was President and Chief Operating Officer of Penn Mutual Life Insurance Company, an $8 billion diversified financial service firm. He was also a CPA with PriceWaterhouse & Co. (now PricewaterhouseCoopers). Mr. Pinola is a Director of Bankrate.com having previously served on its board from October 2004 to September 2009 and Kenexa Inc. Mr. Pinola also served as a Director of K-Tron International from 1994 to April 2010 and Nobel Learning Communities from October 2004 to August 2011. He is also on the Boards of the Visiting Nurses Association and King’s College. He has also served on the boards of directors of the American Lung Association, Janney Montgomery Scott LLC, the Life Office Management Association and the Horsham Clinic. Mr. Pinola was the Founder and Director of The Living Wills Archive Company and a Founder and board member of the Mutual Association for Professional Services. Mr. Pinola received his B.S. in Accounting from King’s College. Mr. Pinola’s qualifications include his extensive executive experience, his knowledge of accounting and his involvement in several charitable organizations.

James D. Price

AGE: 73

DIRECTOR SINCE: 2006

Mr. Price serves as an Independent Director and as a member of the Audit Committee of the Board of Directors, serving as Chairman of the Committee from September 2007 to August 2009. He has also served as an Independent Director and a member of the Audit Committees of CPA®:16 – Global since June 2011 having previously served in those capacities from September 2005 to September 2007 and CPA®:17 – Global since October 2007 (Chairman of the Committee since August 2009). Mr. Price also served as an Independent Director of CPA®:14 from September 2005 to April 2006 and then from December 2006 to May 2011. Mr. Price has over 37 years of real estate experience in the U.S. and foreign markets, including significant experience in structuring mortgage loans, leveraged leases, credit leases and securitizations involving commercial and industrial real estate. He is the President of Price & Marshall, Inc., a corporate equipment and real estate financing boutique which he founded in 1993. From March 1990 to October 1993, he worked at Bear Stearns & Co., Inc., where he structured and negotiated securitizations of commercial mortgages and corporate financings of real and personal property. From March 1985 to March 1990, he served as a Managing Director at Drexel Burnham Lambert Incorporated and as an Executive Vice President at DBL Realty, its real estate division. He also served in various capacities at Merrill Lynch & Co., including serving as manager of the Private Placement Department from 1970 to 1980, as a founder of Merrill Lynch Leasing, Inc. in 1976 and as Chairman of the Merrill Lynch Leasing, Inc. Investment Committee from 1976 to 1982. He is also on the Board of Advisors of the Harry Ransom Center at the University of Texas in Austin. Mr. Price received his B.A. from Syracuse University and his M.B.A. from Columbia University. Mr. Price’s qualifications include his extensive experience in the corporate real estate financing and sale-leaseback transactions in the U.S. and foreign markets.

Names of Executive Officers and Biographical Information

We are externally managed and advised by the advisor. All of our current executive officers are employees of WPC or one or more of its affiliates. The names of our executive officers, their ages and certain other information about them are set forth below:

Name	Age	Office
Trevor P. Bond	50	Chief Executive Officer
Mark J. DeCesaris	52	Chief Financial Officer and Managing Director
Jason E. Fox	38	President
John D. Miller	66	Chief Investment Officer and Managing Director
Thomas E. Zacharias	58	Chief Operating Officer and Managing Director

CPA®:15 2011 10-K — 93

Trevor P. Bond

Mr. Bond has served as our Chief Executive Officer since September 2010, having served as interim Chief Executive Officer since July 2010. He has also served in the same capacity with WPC, CPA®:16 – Global, and CPA®:17 – Global since September 2010 after serving as interim Chief Executive Officer since July 2010. Mr. Bond serves as a Director of WPC since 2007 and as its President since September 2010, and he served as a Director and a member of the Audit Committee of the Company and CPA®:16 – Global from February 2005 to April 2007. Until his appointment as interim Chief Executive Officer, Mr. Bond was a member of the Investment Committee of Carey Asset Management Corp. Since September 2010, Mr. Bond has also served as Chairman of the Board of Directors of CWI, a publicly owned, non-listed real estate investment trust sponsored by W. P. Carey & Co. LLC. Mr. Bond has been the managing member of a private investment vehicle investing in real estate limited partnerships, Maidstone Investment Co., LLC, since 2002. He served in several management capacities for Credit Suisse First Boston (“CSFB”), from 1992 to 2002, including: co-founder of CSFB’s Real Estate Equity Group, which managed approximately $3 billion of real estate assets; founding team member of Praedium Recovery Fund, a $100 million fund managing distressed real estate and mortgage debt; and as a member of the Principal Transactions Group managing $100 million of distressed mortgage debt. Prior to CSFB, Mr. Bond served as an associate to the real estate and finance departments of Tishman Realty & Construction Co. and Goldman, Sachs & Co. in New York. Mr. Bond also founded and managed an international trading company from 1985 to 1987 that sourced industrial products in China for U.S. manufacturers. Mr. Bond has over 25 years of real estate experience in several sectors, including finance, development, investment and asset management, across a range of property types, as well as direct experience in Asia. Mr. Bond received an M.B.A. from Harvard University.

Mark J. DeCesaris

Mr. DeCesaris has served as Chief Financial Officer since July 2010. He has also served in the same capacity with W. P. Carey & Co. LLC and CPA®:16 – Global since July 2010, having previously served as Acting Chief Financial Officer since November 2005 and of CPA®:17 – Global since October 2007. He has also served as Chief Administrative Officer and Managing Director of W. P. Carey & Co. LLC and each of the CPA® REITs since November 2005 (and, in the case of CPA®:17 – Global, since October 2007). Mr. DeCesaris has also served as Chief Financial Officer of CWI since March 2008 and as its Chief Administrative Officer since September 2010. Mr. DeCesaris had previously been a consultant to W. P. Carey & Co. LLC’s Finance Department since May 2005. Prior to joining W. P. Carey & Co. LLC, from 2003 to 2004 Mr. DeCesaris was Executive Vice President for Southern Union Company, a natural gas energy company publicly traded on the New York Stock Exchange, where his responsibilities included overseeing the integration of acquisitions and developing and implementing a shared service organization to reduce annual operating costs. From 1999 to 2003, he was Senior Vice President for Penn Millers Insurance Company, a property and casualty insurance company where he served as President and Chief Operating Officer of Penn Software, a subsidiary of Penn Millers Insurance. From 1994 to 1999, he was President and Chief Executive Officer of System One Solutions, a business consulting firm that he founded. Mr. DeCesaris is a licensed Certified Public Accountant and started his career with Coopers & Lybrand in Philadelphia. He graduated from King’s College with a B.S. in Accounting and a B.S. in Informational Technology. He currently serves as Vice Chairman of the Board of Trustees of King’s College and as a member of the Board of Trustees of the Chilton Memorial Hospital Foundation, and he is a member of the American Institute of Certified Public Accountants.

Jason E. Fox

Mr. Fox has served as President since June 2011. Mr. Fox joined the investment department of W. P. Carey & Co. LLC, in 2002. Since then, he has served in various capacities at W. P. Carey and is currently the Co-Head of Domestic Investments and Managing Director. He also serves as Managing Director of CPA®:16 – Global and CPA®:17 – Global. Mr. Fox is a magna cum laude graduate of the University of Notre Dame, where he earned a B.Sc. in Civil Engineering and Environmental Science. He received his MBA from Harvard Business School.

John D. Miller

Mr. Miller has served as Chief Investment Officer since 2005. He has also served in the same capacity with W. P. Carey & Co. LLC and CPA®:16 – Global since 2005 and of CPA®:17 – Global since October 2007. Mr. Miller joined W. P. Carey & Co. LLC in 2004 as Vice Chairman of Carey Asset Management. Mr. Miller was a Co-founder of StarVest Partners, L.P., a technology oriented venture capital fund. Mr. Miller continues to retain a Non-Managing Member interest in StarVest. From 1995 to 1998, he served as President of Rothschild Ventures Inc., the private investment unit of Rothschild North America. Prior to joining Rothschild in 1995, he held positions at two private equity firms, Credit Suisse First Boston’s Clipper group and Starplough Inc., an affiliate of Rosecliff. Mr. Miller previously served in investment positions at the Equitable Capital Management Corporation, including serving as President, Chief Executive Officer, and head of its corporate finance department. He currently serves on the Board of Circle Entertainment Inc. and Function (X), Inc. He received his B.S. from the University of Utah and an M.B.A. from the University of Santa Clara.

CPA®:15 2011 10-K — 94

Thomas E. Zacharias

Mr. Zacharias has served as our Chief Operating Officer and Managing Director since 2005. He has also served in the same capacities with WPC since 2005, with CPA®:16 – Global since 2011 and with CPA®:17 – Global since October 2007. Mr. Zacharias joined WPC in 2002, is head of the Asset Management Department and served as President of CPA®:16 – Global from June 2003 through May 2011. Mr. Zacharias previously served as an independent director of our board. Prior to joining WPC, Mr. Zacharias was a Senior Vice President of MetroNexus North America, a Morgan Stanley Real Estate Funds Enterprise. Prior to joining MetroNexus in 2000, Mr. Zacharias was a Principal at Lend Lease Development U.S., a subsidiary of Lend Lease Corporation, a global real estate investment management company. Between 1981 and 1998, Mr. Zacharias was a senior officer at Corporate Property Investors, which at the time of its merger into Simon Property Group in 1998 was one of the largest private equity REITs in the U.S. Mr. Zacharias received his undergraduate degree, magna cum laude, from Princeton University in 1976 and a Masters in Business Administration from Yale School of Management in 1979. He is a member of the Urban Land Institute, International Council of Shopping Centers and NAREIT, and served as a Trustee of Groton School in Groton, Massachusetts between 2003 and 2007.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Legal Proceedings

None of our directors or executive officers has been involved in any events enumerated under Item 401(f) of SEC Regulation S-K during the past ten years that are material to an evaluation of the ability or integrity of such persons to be our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that directors, executive officers and persons who are the beneficial owners of more than 10% of our shares file reports of their ownership and changes in ownership of our shares with the SEC and to furnish us with copies of all such Section 16 reports that they file. Based upon a review of the copies of such reports furnished to us as filed with the SEC.

Code of Ethics

Our board of directors has adopted a Code of Ethics which sets forth the standards of business conduct and ethics applicable to all of our officers, including our executive officers and directors. This code is available on the Company’s website (www.cpa15.com) in the “Corporate Governance” section.

Audit Committee and Audit Committee Financial Expert

Our board of directors has established a standing audit committee. The audit committee meets on a regular basis at least quarterly and throughout the year as necessary. The audit committee’s primary function is to assist the board of directors in monitoring the integrity of our financial statements, the compliance with legal and regulatory requirements and independence qualifications and performance of our internal audit function and independent registered public accounting firm, all in accordance with the audit committee’s charter. The directors who serve on the audit committee are all “independent” as defined in our bylaws and the New York Stock Exchange listing standards and applicable rules of the SEC. The audit committee is currently comprised of Elizabeth P. Munson, Richard J. Pinola (Chairman), James D. Price and Marshall E. Blume. Our board of directors has determined that Mr. Pinola, an independent director, is a “financial expert” as defined in Item 407 of SEC Regulation S-K under the Securities Act. Our board of directors has adopted a formal written charter for the audit committee, which can be found on our website (www.cpa15.com) in the “Corporate Governance” section.

Item 11. Executive Compensation.

Compensation of Directors and Executive Officers – 2011

We have no employees. Day-to-day management functions are performed by our advisor. During 2011, we did not pay any compensation to our executive officers. We have not paid, and do not intend to pay, any annual compensation to our executive officers for their services as officers; however, we reimburse our advisor for the services of its personnel, including those who serve as our officers pursuant to the advisory agreement. Please see Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the contractual arrangements between us and our advisor and its affiliates.

CPA®:15 2011 10-K — 95

In 2011, from January 1 through June 15, which was the date of our Annual Meeting, we paid our Directors who are not officers an annual cash retainer of $19,333, an additional annual cash retainer of $6,000 for the Chairman of the audit committee and $1,000 for in-person attendance at each regular quarterly board meeting,

In 2010, CPA®:15’s Board of Directors retained Towers Watson & Co. (“Towers Watson”), a compensation consulting firm that acts as the independent compensation consultant to the Compensation Committee of the Board of Directors of our advisor, to conduct a peer group analysis on director compensation programs, to provide information and observations regarding current pay practices, and to provide its recommendations for the director compensation program of CPA®:15, as well as the other CPA® REITs, based on its evaluation and analysis.

Based on the recommendations of Towers Watson, our Board of Directors determined that, effective as of the date of the 2011 Annual Meeting, the compensation we pay to each of our Directors who are not officers includes an annual cash retainer of $25,000, and an additional annual cash retainer of $10,000 for the Chairman of the Audit Committee. In addition, the Board determined to continue to pay $1,000 in cash for attendance in person for board meetings, but to also pay $1,000 in cash for attendance in person for committee meetings and full board or committee meetings attended by phone. Also, effective as of the 2011 Annual Meeting, our independent directors receive annual grants of shares of our common stock valued at $13,500, based upon the most recently published estimated net asset value per share of our common stock instead of shares valued at $10,000 that they received in prior years.

Mr. Carey, the former Chairman of the Board of Directors did not receive compensation for serving as a director.

In July 2011, each of our Directors who are not officers was appointed by our Board of Directors to a Special Committee of the Board (the “Special Committee”) in order to review and consider potential liquidity events for our shareholders, including the Proposed Merger. Each member of the Special Committee receives a cash retainer of $7,500 per quarter commencing July 1, 2011, with a minimum amount of $30,000 for such services.

Director	Fees Earned or Paid in Cash ($) (a)	Stock Awards ($) (b)	All Other Compensation ($) (c)	Total ($)
Marshall E. Blume	30,500	13,500	237	44,237
Elizabeth P. Munson	43,167	13,500	237	56,904
Richard J. Pinola	51,167	13,500	237	64,904
James D. Price	43,167	13,500	237	56,904

(a)	Includes a total of $15,000 received by each director in 2011 for service on the Special Committee.
(b)	Amounts in the “Stock Awards” column reflect the aggregate grant date fair value of awards of shares of our common stock granted for 2011, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”), related to the annual grant of $13,500 of shares of our common stock on July 1, 2011. The grant date fair values of awards were calculated by multiplying the number of shares granted by our most recently published estimated net asset value per share of $10.40 on that date.
(c)	All Other Compensation reflects dividends paid on the stock awards set forth in the table.

Board Report on Executive Compensation

SEC regulations require the disclosure of the compensation policies applicable to executive officers in the form of a report by the compensation committee of the board of directors (or a report of the full board of directors in the absence of a compensation committee). As noted above, we have no employees and pay no direct compensation. As a result, we have no compensation committee and the board of directors has not considered a compensation policy for employees and has not included a report with this Annual Report on Form 10-K. Pursuant to the advisory agreement, we reimburse an affiliate of WPC for our proportional share of the cost incurred by affiliates of WPC, in paying Mr. Carey, in connection with his services on our behalf prior to his death, other than his service as a director during such time. Please see Item 13, “Certain Relationships and Related Transactions, and Director Independence” for additional details regarding reimbursements to the advisor.

Compensation Committee Interlocks and Insider Participation

As noted above, our board of directors has not appointed a compensation committee. None of the members of our board of directors are involved in a relationship requiring disclosure as an interlocking executive officer/director or under Item 404 of SEC Regulation S-K or as our former officer or employee.

CPA®:15 2011 10-K — 96

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

“Beneficial Ownership” as used herein has been determined in accordance with the rules and regulations of the SEC and is not to be construed as a representation that any of such shares are in fact beneficially owned by any person. The following table shows the number of shares of our common stock the directors and executive officers beneficially owned as of February 15, 2012.

No other director or executive officer beneficially owned more than 1% of our common stock. The directors and executive officers as a group owned 0.02% of our common stock as of February 15, 2012. Directors and Named Executive Officers who owned no shares are not listed in the table. The business address of the Directors and Named Executive Officers listed below is the address of our principal executive office, 50 Rockefeller Plaza, New York, NY 10020.

Name and Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Marshall E. Blume	2,994	*
Elizabeth P. Munson	5,933	*
Richard J. Pinola	10,559	0.01%
James D. Price	3,923	*
Thomas E. Zacharias	1,090	*
Trevor P. Bond	1	*
All Directors and Executive Officers as a Group (9 Individuals)	24,500	0.02%

* Less than 0.01%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Wm. Polk Carey was the Chairman of our Board of Directors in 2011. During 2011, we retained our advisor to provide advisory services in connection with identifying, evaluating, negotiating, financing, purchasing and disposing of investments and performing day-to-day management services and certain administrative duties for us pursuant to an advisory agreement. Carey Asset Management Corp. is a Delaware corporation and wholly-owned subsidiary of WPC, a Delaware limited liability company of which Mr. Carey was Chairman of the board of directors. For the services provided to us, the advisor earns asset management and performance fees, each of which is equal to one half of one percent per annum of our average invested assets. The performance fees are subordinated to the performance criterion, a non compounded cumulative distribution return of 6% per annum. Asset management and performance fees are payable in cash or restricted stock at the option of the advisor. During 2011, the asset management and performance fees earned by the advisor totaled $26.0 million. For 2011, the advisor elected to receive 80% of its performance fees in shares of our common stock and the remaining 20% of its performance fees in cash.

In addition, the advisory agreement provides for the advisor to earn acquisition fees averaging not more than 4.5%, based on the aggregate cost of investments acquired, of which generally 2.0% is deferred and payable in equal annual installments each January over no less than four years following the first anniversary of the date a property is purchased. Unpaid installments bear interest at 6% per annum. We incurred current or deferred acquisition fees of $0.9 million and $0.7 million, respectively, during 2011. An annual installment of $2.2 million in deferred acquisition fees was paid in cash to the advisor in January 2012. Unpaid installments of deferred acquisition fees totaled $2.2 million as of December 31, 2011, and are included in Due to affiliates in our consolidated financial statements.

The advisor is entitled to receive subordinated disposition fees based upon the cumulative proceeds arising from the sale of our assets since inception, subject to certain conditions. Pursuant to the subordination provisions of the advisory agreement, the disposition fees may be paid only after the stockholders receive 100% of their initial investment from the proceeds of asset sales and a cumulative annual distribution return of 6% (based on an initial share price of $10) since our inception. The advisor’s interest in such disposition fees amounted to $8.0 million as of December 31, 2011. Payment of such amount, however, cannot be made until the subordination provisions are met. We have concluded that payment of such disposition fees is probable. We also pay the advisor mortgage refinancing fees, which totaled $0.4 million during the year ended December 31, 2011.

Because we do not have our own employees, the advisor employs, directly and through its affiliates, officers and other personnel to provide services to us, including our Executive Officers. During 2011, $3.6 million was paid to the advisor or its affiliates by us to cover such personnel expenses, which amount includes both cash compensation and employee benefits. In addition, pursuant to a cost-sharing arrangement among the CPA® REITs, the advisor and other affiliates of the advisor, we pay our proportionate share, based on adjusted revenues, of office rental expenses and of certain other overhead expenses. Under this arrangement, our share of office rental expenses for 2011 was $0.7 million.

CPA®:15 2011 10-K — 97

We own interests in property-owning entities ranging from 15% to 75% as well as jointly-controlled tenancy-in-common interests in net leases, with the remaining interests generally held by other CPA® REITs and affiliates of our advisor.

Policies and Procedures With Respect to Related Party Transactions

Our Bylaws generally provide that all of the transactions that we enter into with our “affiliates,” such as our directors, officers, advisor and their respective affiliates, must be, after disclosure of such affiliation, approved or ratified by a majority of our independent directors and a majority of the directors who are not otherwise interested in the transaction. In addition, such directors and independent directors must determine that (1) the transaction is in all respects on such terms as, at the time of the transaction and under the circumstances then prevailing, fair and reasonable to our stockholders and (2) the terms of such transaction are at least as favorable as the terms then prevailing for comparable transactions made on an arm’s-length basis.

Item 14. Principal Accountant Fees and Services.

Audit Fees

From our inception, we have engaged the firm of PricewaterhouseCoopers LLP as our independent registered public accounting firm. Our audit committee has engaged PricewaterhouseCoopers LLP as our auditors for 2011. PricewaterhouseCoopers LLP also serves as auditors for WPC, CPA®:16 – Global and CPA®:17 – Global.

The following table sets forth the approximate aggregate fees billed to us during fiscal years 2011 and 2010 by PricewaterhouseCoopers LLP, categorized in accordance with SEC definitions and rules:

	Years Ended December 31,
	2011	2010
Audit Fees (a)	$745,592	$489,776
Audit Related Fees (b)	-	-
Tax Fees (c)	7,024	3,900
All Other Fees	-	-

Total Fees	$752,616	$493,676

(a)	Audit Fees: This category consists of fees for professional services rendered for the audits of our audited 2011 and 2010 financial statements and the review of the financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 for each of the 2011 and 2010 fiscal years and other audit services.
(b)	Audit Related Fees: This category consists of audit-related services performed by PricewaterhouseCoopers LLP. No fees were billed for assurance and audit related services rendered by PricewaterhouseCoopers LLP for the years ended 2011 and 2010.
(c)	Tax Fees: This category consists of fees billed to us by PricewaterhouseCoopers LLP for tax compliance and consultation services.

Pre-Approval by Audit Committee

The audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

CPA®:15 2011 10-K — 98

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)  (1) and (2) — Financial statements and schedule — see index to financial statements and schedule included in Item 8.

(3) Exhibits:

The following exhibits are filed as part of this Report. Documents other than those designated as being filed herewith are incorporated herein by reference.

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-58854) filed April 13, 2001

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	2008 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Registration Statement on Form S-3 (No. 333-149648) filed March 11, 2008

10.1	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008

10.2	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.3	Agreement and Plan of Merger, dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

CPA®:15 2011 10-K — 99

Exhibit No.	Description	Method of Filing

101	The following materials from Corporate Property Associates 15 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciations, and (vii) Notes to Schedule III.*	Filed herewith

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

CPA®:15 2011 10-K — 100

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Property Associates 15 Incorporated
Date March 5, 2012
	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Managing Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Trevor P. Bond	Chief Executive Officer	March 5, 2012
Trevor P. Bond	(Principal Executive Officer)

/s/ Mark J. DeCesaris	Managing Director and Chief Financial Officer	March 5, 2012
Mark J. DeCesaris	(Principal Financial Officer)

/s/ Hisham A. Kader	Senior Vice President and Corporate Controller	March 5, 2012
Hisham A. Kader	(Principal Accounting Officer)

/s/ Marshall E. Blume	Director	March 5, 2012
Marshall E. Blume

/s/ Elizabeth P. Munson	Director	March 5, 2012
Elizabeth P. Munson

/s/ Richard J. Pinola	Director	March 5, 2012
Richard J. Pinola

/s/ James D. Price	Director	March 5, 2012
James D. Price

CPA®:15 2011 10-K — 101

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description	Method of Filing

3.1	Articles of Incorporation of Registrant	Incorporated by reference to Registration Statement on Form S-11 (No. 333-58854) filed April 13, 2001

3.2	Amended and Restated Bylaws of Registrant	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed August 14, 2009

4.1	2008 Amended and Restated Distribution Reinvestment and Stock Purchase Plan of Registrant	Incorporated by reference to Registration Statement on Form S-3 (No. 333-149648) filed March 11, 2008

10.1	Asset Management Agreement dated as of July 1, 2008 between Corporate Property Associates 15 Incorporated and W. P. Carey & Co. B.V.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed August 14, 2008

10.2	Amended and Restated Advisory Agreement dated as of October 1, 2009 between Corporate Property Associates 15 Incorporated and Carey Asset Management Corp.	Incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed November 13, 2009

10.3	Agreement and Plan of Merger, dated as of February 17, 2012, by and between Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc., CPA 15 Merger Sub Inc., a subsidiary of W. P. Carey REIT, Inc., and, for the limited purposes set forth therein, Carey Asset Management Corp. and W. P. Carey & Co. B.V., each a subsidiary of W. P. Carey & Co. LLC.	Incorporated by reference to the Current Report on Form 8-K filed February 21, 2012

21.1	List of Registrant Subsidiaries	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Method of Filing

101	The following materials from Corporate Property Associates 15 Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) Notes to Consolidated Financial Statements, (vi) Schedule III – Real Estate and Accumulated Depreciations, and (vii) Notes to Schedule III.*	Filed herewith

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