Form 10-Q
period 2012-03-31
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2012-05-11
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Registrant has 131,723,017 shares of common stock, $0.001 par value, outstanding at May 4, 2012.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Report”), including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Report, contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. It is important to note that our actual results could be materially different from those projected in such forward-looking statements. You should exercise caution in relying on forward-looking statements as they involve known and unknown risks, uncertainties and other factors that may materially affect our future results, performance, achievements or transactions. Information on factors which could impact actual results and cause them to differ from what is anticipated in the forward-looking statements contained herein is included in this Report as well as in our other filings with the Securities and Exchange Commission (the “SEC”), including but not limited to those described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 5, 2012 (the “2011 Annual Report”). We do not undertake to revise or update any forward-looking statements. Additionally, a description of our critical accounting estimates is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report. There has been no significant change in our critical accounting estimates.

CPA® :15 3/31/2012 10-Q — 1

PART I

Item 1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $7,861 and $7,861, respectively)	$1,877,349	$1,883,131
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $1,381 and $1,338, respectively)	(324,056)	(317,932)

Net investments in properties	1,553,293	1,565,199
Net investments in direct financing leases	289,803	285,446
Equity investments in real estate	182,910	180,579
Assets held for sale	-	2,920

Net investments in real estate	2,026,006	2,034,144
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $419 and $1,304, respectively)	164,205	155,841
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $578 and $592, respectively)	139,252	142,331
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $765 and $699, respectively)	120,507	120,568

Total assets	$2,449,970	$2,452,884

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $4,225 and $4,278, respectively)	$1,312,720	$1,320,958
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $320 and $288, respectively)	37,271	35,081
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $134 and $131, respectively)	58,473	57,190
Due to affiliates	11,356	15,310
Distributions payable	24,030	23,898

Total liabilities	1,443,850	1,452,437

Commitments and contingencies (Note 9)

Equity:
CPA®:15 shareholders’ equity:
Common stock $0.001 par value 240,000,000 shares authorized 148,338,060 and 147,618,595 shares issued and outstanding, respectively	148	147
Additional paid-in capital	1,383,203	1,375,958
Distributions in excess of accumulated earnings	(377,570)	(368,524)
Accumulated other comprehensive loss	(11,774)	(16,196)
Less, treasury stock at cost, 16,524,274 and 16,524,274 shares, respectively	(173,864)	(173,864)

Total CPA®:15 shareholders’ equity	820,143	817,521
Noncontrolling interests	185,977	182,926

Total equity	1,006,120	1,000,447

Total liabilities and equity	$2,449,970	$2,452,884

See Notes to Consolidated Financial Statements.

CPA® :15 3/31/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues
Rental income	$50,970	$51,513
Interest income from direct financing leases	7,256	6,932
Other operating income	6,705	1,778

	64,931	60,223

Operating Expenses
General and administrative	(4,634)	(2,124)
Depreciation and amortization	(12,660)	(13,465)
Property expenses	(9,224)	(9,146)
Allowance for credit losses	-	(1,357)

	(26,518)	(26,092)

Other Income and Expenses
Other interest income	787	445
Income from equity investments in real estate	3,008	3,689
Other income and (expenses)	393	1,658
Interest expense	(18,783)	(19,822)

	(14,595)	(14,030)

Income from continuing operations before income taxes	23,818	20,101
Provision for income taxes	(1,059)	(1,355)

Income from continuing operations	22,759	18,746

Discontinued Operations
(Loss) income from operations of discontinued properties	(83)	777
Gain on deconsolidation of a subsidiary	-	4,501
(Loss) gain on sale of real estate	(656)	658
Gain on extinguishment of debt	682	-
Impairment charges	-	(8,562)

Loss from discontinued operations	(57)	(2,626)

Net Income	22,702	16,120
Less: Net income attributable to noncontrolling interests	(7,727)	(3,592)

Net Income Attributable to CPA®:15 Shareholders	$14,975	$12,528

Earnings Per Share
Income from continuing operations attributable to CPA®:15 shareholders	$0.11	$0.10
Loss from discontinued operations attributable to CPA®:15 shareholders	—	—

Net income attributable to CPA®:15 shareholders	$0.11	$0.10

Weighted Average Shares Outstanding	131,604,643	128,943,711

Amounts Attributable to CPA®:15 Shareholders
Income from continuing operations, net of tax	$15,381	$12,780
Loss from discontinued operations, net of tax	(406)	(252)

Net income	$14,975	$12,528

Distributions Declared Per Share	$0.1823	$0.1819

See Notes to Consolidated Financial Statements.

CPA® :15 3/31/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Net Income	$22,702	$16,120
Other Comprehensive Income:
Foreign currency translation adjustments	6,655	13,847
Change in unrealized appreciation on marketable securities	(71)	28
Change in unrealized (loss) gain on derivative instruments	(565)	4,498

	6,019	18,373

Comprehensive Income	28,721	34,493

Amounts Attributable to Noncontrolling Interests:
Net income	(7,727)	(3,592)
Foreign currency translation adjustments	(1,742)	(3,279)
Change in unrealized loss (gain) on derivative instruments	145	(1,121)

Comprehensive income attributable to noncontrolling interests	(9,324)	(7,992)

Comprehensive Income Attributable to CPA®:15 Shareholders	$19,397	$26,501

See Notes to Consolidated Financial Statements.

CPA® :15 3/31/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows — Operating Activities
Net income	$22,702	$16,120
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	12,915	14,783
Income from equity investments in real estate in excess of distributions received	(653)	(1,260)
Issuance of shares to affiliate in satisfaction of fees due	2,575	2,766
Straight-line rent and financing lease adjustments	1,262	1,315
Gain on deconsolidation of a subsidiary	-	(4,501)
Loss (gain) on sale of real estate	966	(658)
Unrealized gain on foreign currency transactions and others	(787)	(1,157)
Realized loss (gain) on foreign currency transactions and others	36	(172)
Gain on extinguishment of debt	(682)	-
Impairment charges	-	8,562
Allowance for credit losses	-	1,357
Net changes in other operating assets and liabilities	1,098	(2,592)

Net cash provided by operating activities	39,432	34,563

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	2,252	17,061
Capital contributions to equity investments	(2,496)	(35,329)
Capital expenditures	(109)	(14)
Value added taxes paid in connection with acquisition of real estate	-	(625)
Proceeds from sale of real estate	21,612	2,358
Funds placed in escrow	(43,564)	(8,032)
Funds released from escrow	42,316	6,399
Payment of deferred acquisition fees to an affiliate	(1,519)	(2,212)
Proceeds from repayment of note receivable	1,550	-
Proceeds from repayment of mortgage-backed securities	486	-

Net cash provided by (used in) investing activities	20,528	(20,394)

Cash Flows — Financing Activities
Distributions paid	(23,889)	(23,334)
Contributions from noncontrolling interests	134	2,858
Distributions to noncontrolling interests	(6,407)	(7,185)
Scheduled payments of mortgage principal	(9,237)	(39,327)
Prepayments of mortgage principal	(17,622)	-
Proceeds from mortgage financing	-	20,000
Funds placed in escrow	23,803	15,166
Funds released from escrow	(23,899)	(9,485)
Deferred financing costs and mortgage deposits	-	(86)
Proceeds from issuance of shares, net of issuance costs	4,671	4,834

Net cash used in financing activities	(52,446)	(36,559)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	850	1,860

Net increase (decrease) in cash and cash equivalents	8,364	(20,530)
Cash and cash equivalents, beginning of period	155,841	104,673

Cash and cash equivalents, end of period	$164,205	$84,143

(continued)

CPA® :15 3/31/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental noncash investing activities

During the three months ended March 31, 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the property by a receiver (Note 13). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Three Months Ended March 31, 2011
Assets:
Net investments in properties	$2,721
Other assets	200

Total	$2,921

Liabilities:
Non-recourse debt	$(6,143)
Accounts payable, accrued expenses and other liabilities	(272)
Prepaid and deferred rental income and security deposits	(1,007)

Total	$(7,422)

See Notes to Consolidated Financial Statements.

CPA® :15 3/31/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 15 Incorporated (“CPA®:15” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At March 31, 2012, our portfolio was comprised of our full or partial ownership interests in 313 properties, substantially all of which were triple-net leased to 76 tenants, and totaled approximately 28 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).

On February 17, 2012, we and WPC entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of WPC, W. P. Carey Inc., for a combination of cash and shares of WPC common stock as described below (the “Proposed Merger”) (after WPC has completed its previously-announced conversion to a REIT). In connection with the Proposed Merger, W. P. Carey Inc. filed a registration statement on March 23, 2012 with the SEC regarding the shares of common stock (“WPC Common Stock”) to be issued to our shareholders in the Proposed Merger. Special meetings will be scheduled to obtain the approval of our shareholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is subject to customary closing conditions and to the condition that WPC has completed its previously-announced conversion to a REIT. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

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

In the opinion of management, the unaudited financial information for the interim periods presented in this Report reflects all normal and recurring adjustments necessary for a fair statement of results of operations, financial position and cash flows. Our interim consolidated financial statements should be read in conjunction with our audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are included in our 2011 Annual Report, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this Report. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

CPA® :15 3/31/2012 10-Q — 7

Notes to Consolidated Financial Statements

Information about International Geographic Areas

For the periods presented, our international investments were comprised of investments in the European Union. The following tables present information about these investments (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$28,658	$25,318

	March 31, 2012	December 31, 2011
Net investments in real estate	$895,216	$879,113

Counterparty Credit Risk Portfolio Exception Election

Effective January 1, 2011, or the “effective date,” we have made an accounting policy election to use the exception in Accounting Standards Codification 820-10-35-18D, the “portfolio exception,” with respect to measuring counterparty credit risk for derivative instruments, consistent with the guidance in 820-10-35-18G. We manage credit risk for our derivative positions on a counterparty-by-counterparty basis (that is, on the basis of its net portfolio exposure with each counterparty), consistent with our risk management strategy for such transactions. We manage credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in our International Swaps and Derivatives Association, Inc. (“ISDA”) master netting arrangements with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions. Since the effective date, we have monitored and measured credit risk and calculated credit valuation adjustments for our derivative transactions on the basis of its relationships at ISDA master netting arrangement level. We receive reports from an independent third-party valuation specialist on a quarterly basis providing the credit valuation adjustments at the counterparty portfolio level for purposes of reviewing and managing our credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with other applicable accounting guidance and our accounting policy elections. Derivative transactions are measured at fair value in the statement of financial position each reporting period. We note that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, we elect to apply the portfolio exception in 820-10-35-18D with respect to measuring counterparty credit risk for all of our derivative transactions subject to master netting arrangements.

CPA® :15 3/31/2012 10-Q — 8

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in place is scheduled to expire on the earlier of the date that the Proposed Merger is consummated or September 30, 2012. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with joint investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended March 31,
	2012	2011
Amounts included in operating expenses:
Asset management fees (a)	$3,137	$3,186
Performance fees (a)	3,137	3,186
Personnel reimbursements (b)	1,093	902
Office rent reimbursements (b)	211	194

	$7,578	$7,468

Transaction fees incurred:
Current acquisition fees (c)	$-	$797
Deferred acquisition fees (c) (d)	-	622
Mortgage refinancing fees (e)	-	156

	$-	$1,575

	March 31, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees (d)	$654	$2,173
Subordinated disposition fees (f)	7,998	7,998

	$8,652	$10,171

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2012, the advisor elected to receive its asset management fees and performance fees in cash. For 2011, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in shares, with the remaining 20% payable in cash. At March 31, 2012, the advisor owned 10,395,810 shares (7.9%) of our common stock.
(b)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through March 31, 2012, our current share of future annual minimum lease payments would be $0.5 million annually through 2016.
(c)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.
(d)	We paid annual deferred acquisition fee installments of $1.5 million and $2.2 million in cash to the advisor in January 2012 and January 2011, respectively.
(e)	Mortgage refinancing fees are capitalized and amortized over the life of the new loans.
(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and payable to the advisor only in connection with a liquidity event. See Proposed Merger below.

Jointly-Owned Investments and Other Transactions with Affiliates

We own interests in entities ranging from 15% to 75%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

CPA® :15 3/31/2012 10-Q — 9

Notes to Consolidated Financial Statements

Proposed Merger

In the Proposed Merger, our shareholders will be entitled to receive $1.25 in cash and 0.2326 shares of WPC common stock for each share of our common stock owned, which equated to $11.73 per share based on WPC’s $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. Due to the fixed stock component of the merger consideration, the value of the merger consideration will fluctuate with changes in the market price of WPC’s shares. Our estimated net asset value per share (“NAV”) was $10.40 as of September 30, 2011, the most recent available date. The advisor computed our NAV internally, relying in part upon a third-party valuation of our real estate portfolio and indebtedness as of September 30, 2011. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 shares of WPC common stock, based on our total shares outstanding of 131,566,206, of which 10,153,074 shares were owned by WPC, on February 17, 2012. Additionally, if the Proposed Merger is consummated, WPC has agreed to waive its subordinated disposition and termination fees. The Proposed Merger is generally expected to be tax-free for U.S. Federal purposes, except for any gain up to the amount of the cash consideration and the receipt of cash in lieu of fractional shares.

In February 2012, our Board of Directors suspended participation in our DRIP in light of the Proposed Merger.

Note 4. Net Investments in Properties

Net Investments in Properties

Net investments in properties, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
Land	$388,010	$386,016
Buildings	1,489,339	1,497,115
Less: Accumulated depreciation	(324,056)	(317,932)

	$1,553,293	$1,565,199

We did not acquire any real estate assets during the three months ended March 31, 2012. Assets disposed of during the current year period are discussed in Note 13.

Other

In connection with our prior acquisitions of properties, through March 31, 2012 we have recorded net lease intangibles of $269.8 million, which are being amortized over periods ranging from two to 40 years. There were no new intangible assets or liabilities recorded during the three months ended March 31, 2012. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $4.2 million and $5.0 million for the three months ended March 31, 2012 and 2011, respectively.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. During the year ended December 31, 2011, we established an allowance for credit losses of $3.1 million. At March 31, 2012, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the first quarter of 2012.

CPA® :15 3/31/2012 10-Q — 10

Notes to Consolidated Financial Statements

A summary of our finance receivables by internal credit quality rating for the periods presented is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Rating	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
1	1	1	$10,170	$10,160
2	4	4	35,760	35,691
3	7	9	228,569	232,263
4	4	2	15,304	7,332
5	-	-	-	-

			$289,803	$285,446

At March 31, 2012 and December 31, 2011, Other assets, net included $0.3 million and $0.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

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

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these investments is affected by the timing and nature of distributions (dollars in thousands):

	Ownership Interest	Carrying Value at
Lessee	at March 31, 2012	March 31, 2012	December 31, 2011
Marriott International, Inc. (a)	47%	$63,216	$63,913
Schuler A.G. (a) (b)	34%	41,917	40,229
C1000 Logistiek Vastgoed B.V. (a) (b)	15%	15,392	15,425
Advanced Micro Devices (a)	33%	12,771	12,613
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b) (c)	38%	10,861	12,094
The Upper Deck Company (a)	50%	10,515	10,642
Hologic, Inc. (a)	64%	8,309	8,449
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	6,249	5,829
The Talaria Company (Hinckley)	30%	4,988	4,841
Builders FirstSource, Inc. (d)	40%	4,006	1,538
Del Monte Corporation (a)	50%	3,972	4,156
PETsMART, Inc.	30%	710	738
SaarOTEC (b)	50%	4	112

		$182,910	$180,579

(a)	Represents a tenancy-in-common interest, under which the entity is under common control by us and our investment partner.
(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(c)	The decrease in carrying value was primarily due to cash distributions made to us by the investment.
(d)	In February 2012, we made a contribution of $2.5 million to the investment to pay off our share of its outstanding mortgage loan.

CPA® :15 3/31/2012 10-Q — 11

Notes to Consolidated Financial Statements

The following tables present combined summarized financial information of our equity method investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	March 31, 2012	December 31, 2011
Assets	$1,129,206	$1,116,135
Liabilities	(668,528)	(661,922)

Partners’/members’ equity	$460,678	$454,213

	Three Months Ended March 31,
	2012	2011
Revenues	$27,128	$26,174
Expenses	(18,667)	(14,837)

Net income from continuing operations	$8,461	$11,337

Net income attributable to the equity method investments	$8,461	$11,904

We recognized income from equity investments in real estate of $3.0 million and $3.7 million for the three months ended March 31, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges.

Note 7. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for which little or no market data exists, therefore requiring us to develop our own assumptions, such as certain securities that do not fall into Level 1 or Level 2.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted-average ranges.

Other Securities and Derivative Assets — Our other securities are comprised of our interest in the Carey Commercial Mortgage Trust (“CCMT”) and our investments in equity units in Rave Reviews Cinemas, LLC. Our derivative assets consisted of stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3. The unobservable input for CCMT is the discount rate applied to the expected cash flows with a weighted-average range of 7%-10%. Significant increases or decreases to this input in isolation would result in significant change in the fair value measurements.

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

CPA® :15 3/31/2012 10-Q — 12

Notes to Consolidated Financial Statements

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated jointly-owned investments (in thousands):

		Fair Value Measurements at March 31, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Other securities:
CCMT	$9,805	$-	$-	$9,805
Rave Reviews	50	-	-	50
Derivative assets	1,720	-	-	1,720

Total	$11,575	$-	$-	$11,575

Liabilities:
Derivative liabilities	$(14,930)	$-	$(14,930)	$-

Total	$(14,930)	$-	$(14,930)	$-

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Other securities:
CCMT	$10,242	$-	$-	$10,242
Rave Reviews	50	-	-	50
Derivative assets	1,720	-	-	1,720

Total	$12,012	$-	$-	$12,012

Liabilities:
Derivative liabilities	$(13,930)	$-	$(13,930)	$-

Total	$(13,930)	$-	$(13,930)	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$10,292	$1,720	$12,012	$10,513	$1,960	$12,473
Total gains or losses (realized and unrealized):
Included in other comprehensive income	(71)	-	(71)	29	-	29
Principal payoff	(486)	-	(486)	-	-	-
Amortization and accretion	120	-	120	38	-	38

Ending balance	$9,855	$1,720	$11,575	$10,580	$1,960	$12,540

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2012 and 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA® :15 3/31/2012 10-Q — 13

Notes to Consolidated Financial Statements

Our other financial instruments, which we classify as Level 2, had the following carrying values and fair values as of the dates shown (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	$1,312,720	$1,323,884	$1,320,958	$1,333,486

We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both March 31, 2012 and December 31, 2011.

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

The following table presents information about our other assets that were measured on a fair value basis for the periods presented. All of the impairment charges and allowances for credit losses were measured using unobservable inputs (Level 3) and were recorded based on market conditions and assumptions that existed at the time (in thousands):

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Total Fair Value Measurements	Total Impairment Charges or Allowance for Credit Losses	Total Fair Value Measurements	Total Impairment Charges or Allowance for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Net investments in direct financing leases	$ -	$ -	$2,000	$1,357

	$ -	$ -	$2,000	$1,357

Impairment Charges From Discontinued Operations:
Net investments in properties	$ -	$ -	$4,710	$8,562

	$ -	$ -	$4,710	$8,562

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

CPA® :15 3/31/2012 10-Q — 14

Notes to Consolidated Financial Statements

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

The following tables set forth certain information regarding our derivative instruments for the periods presented (in thousands):

Derivatives Designated	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
as Hedging Instruments		March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$-	$-	$(14,930)	$(13,930)

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,720	1,720	-	-

Total derivatives		$1,720	$1,720	$(14,930)	$(13,930)

The following tables present the impact of derivative instruments on the consolidated financial statements for the periods presented (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships	2012	2011
Interest rate swaps (a)	$(565)	$4,498

Total	$(565)	$4,498

(a)	For the three months ended March 31, 2012 and 2011, losses of $0.1 million and gains of $1.1 million, respectively, were attributable to noncontrolling interests.

No gains or losses were recognized in income on our stock warrants for either the three months ended March 31, 2012 or 2011.

CPA® :15 3/31/2012 10-Q — 15

Notes to Consolidated Financial Statements

See below for information on our purposes for entering into derivative instruments, including those not designated as hedging instruments, and for information on derivative instruments owned by unconsolidated jointly-owned investments, which are excluded from the tables above.

Interest Rate Swaps

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements with counterparties. Interest rate swaps, which effectively convert the variable-rate debt service obligations of the loan to a fixed rate, are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period. The notional, or face, amount on which the swaps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at March 31, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Instrument	Type	Notional Amount	Effective Interest Rate (a)	Effective Date	Expiration Date	Fair Value at March 31, 2012
3-Month Euribor (b) (c)	“Pay-fixed” swap	$136,446	5.6%	7/2006	7/2016	$(13,337)
3-Month Euribor (b) (c)	“Pay-fixed” swap	8,952	5.0%	4/2007	7/2016	(875)
3-Month Euribor (b) (c)	“Pay-fixed” swap	7,049	5.6%	4/2008	10/2015	(689)
1-Month London Interbank Offered Rate	“Pay-fixed” swap	3,110	6.5%	8/2009	9/2012	(29)

						$(14,930)

(a)	The effective interest rate represents the total of the swapped rate and the contractual margin.
(b)	Amounts are based upon the applicable exchange rate at March 31, 2012.
(c)	Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $38.1 million and $3.7 million, respectively.

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

Embedded Credit Derivative

We own interests in a German unconsolidated investment that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for this investment under the equity method of accounting. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the investment, we have the right, at our sole discretion, to prepay the debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. Based on valuations obtained at March 31, 2012 and December 31, 2011, the embedded credit derivative had no value and a fair value of less than $0.1 million, respectively, including the effect of foreign currency translation. For both the three months ended March 31, 2012 and 2011, this derivative generated an unrealized loss of less than $0.1 million. Amounts provided are the total amounts attributable to the investment and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in the investment’s earnings.

Other

Amounts reported in Other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At March 31, 2012, we estimate that an additional $4.7 million, inclusive of amounts attributable to noncontrolling interests of $1.2 million, will be reclassified as interest expense during the next 12 months.

CPA® :15 3/31/2012 10-Q — 16

Notes to Consolidated Financial Statements

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At March 31, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $15.6 million and $14.5 million at March 31, 2012 and December 31, 2011, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either March 31, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $16.9 million or $15.7 million, respectively, inclusive of amounts attributable to noncontrolling interests totaling $4.2 million and $3.9 million, respectively.

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the first quarter of 2012, in certain areas, as shown in the tables below. The percentages in the tables below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

March 31, 2012
Region:
Total U.S.	63%

France	13%
Other Europe	24%

Total Europe	37%

Total	100%

Property Type:
Office	25%
Warehouse/Distribution	17%
Industrial	16%
Retail	16%
Self-storage	13%
All other	13%

Total	100%

Tenant Industry:
Retail	23%
Healthcare, Education and Childcare	10%
Electronics	10%
All other	57%

Total	100%

Tenant:
Mercury Partners/U-Haul Moving (US)	15%

There were no significant concentrations, individually or in the aggregate, related to our unconsolidated jointly-owned investments.

Note 9. Commitments and Contingencies

Various claims and lawsuits arising in the normal course of business are pending against us. The results of these proceedings are not expected to have a material adverse effect on our consolidated financial position or results of operations.

CPA® :15 3/31/2012 10-Q — 17

Notes to Consolidated Financial Statements

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

The following table summarizes impairment charges recognized on our consolidated real estate investments for all periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011
Impairment charges included in discontinued operations	$-	$8,562

Total impairment charges	$-	$8,562

During the first quarter of 2011, we recognized an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, on a property leased to Symphony IRI Group, Inc. in order to reduce its carrying value to its estimated fair value, which reflected the contracted selling price. In June 2011, the property was sold. The results of operations of this property are included in Loss from discontinued operations in the consolidated financial statements.

Note 11. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the three months ended March 31, 2012.

The following table presents a reconciliation of total equity, the equity attributable to our shareholders and the equity attributable to noncontrolling interests (in thousands):

	Three Months Ended March 31, 2012
	Total Equity	CPA®:15 Shareholders	Noncontrolling Interests
Balance at beginning of period	$1,000,447	$817,521	$182,926
Shares issued	7,246	7,246	-
Contributions	134	-	134
Net income	22,702	14,975	7,727
Distributions	(30,428)	(24,021)	(6,407)
Change in other comprehensive income	6,019	4,422	1,597

Balance at end of period	$1,006,120	$820,143	$185,977

	Three Months Ended March 31, 2011
	Total Equity	CPA®:15 Shareholders	Noncontrolling Interests
Balance at beginning of period	$1,054,089	$835,316	$218,773
Shares issued	7,600	7,600	-
Contributions	2,858	-	2,858
Net income	16,120	12,528	3,592
Distributions	(30,690)	(23,505)	(7,185)
Change in other comprehensive income	18,373	13,973	4,400

Balance at end of period	$1,068,350	$845,912	$222,438

CPA® :15 3/31/2012 10-Q — 18

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

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both March 31, 2012 and December 31, 2011, we had unrecognized tax benefits of $0.3 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both March 31, 2012 and December 31, 2011, we had $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

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

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues	$95	$4,314
Expenses	(178)	(3,537)
(Loss) gain on sale of real estate	(656)	658
Gain on deconsolidation of a subsidiary	-	4,501
Gain on extinguishment of debt	682	-
Impairment charge	-	(8,562)

Loss from discontinued operations	$(57)	$(2,626)

2012 — In February 2012, we sold a property leased to Barth Europa Transporte e.K for $4.0 million, net of selling costs, and recognized a gain on the sale of $1.0 million.

In February 2012, we sold a vacant property previously leased to Lillian Vernon for $17.4 million, net of selling costs, and recognized a loss on the sale of $1.7 million. In connection with the sale, we paid $15.8 million to the lender in full satisfaction of the $16.5 million non-recourse mortgage loan encumbering the property, and recognized a gain of $0.7 million on extinguishment of debt.

2011 — During the three months ended March 31, 2011, we sold two domestic properties for $2.4 million, net of selling costs, and recognized a net gain on these sales of $0.7 million, excluding impairment charges of $0.3 million recognized in the fourth quarter of 2010.

Loss from discontinued operations during the three months ended March 31, 2011 includes results of operations and an impairment charge of $8.6 million for a property sold in June 2011 (Note 10).

In February 2011, when we stopped making payments on the related non-recourse debt obligation, a consolidated subsidiary consented to a court order appointing a receiver involving properties that were previously leased to Advanced Accessory Systems LLC. As we no longer had control over the activities that most significantly impact the economic performance of this subsidiary

CPA® :15 3/31/2012 10-Q — 19

Notes to Consolidated Financial Statements

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

Note 14. Subsequent Event

In April 2012, a subsidiary in which we and WPC hold interests of 54% and 46%, respectively, sold its interest in six properties leased to Médica – France, S.A. for approximately $55.2 million. Based on our ownership interest, our share of the proceeds will be approximately $29.8 million.

CPA® :15 3/31/2012 10-Q — 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in certain key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our 2011 Annual Report.

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

Financial Highlights

(In thousands)

	Three Months Ended March 31,
	2012	2011
Total revenues	$64,931	$60,223
Net income attributable to CPA®:15 shareholders	14,975	12,528
Cash flow from operating activities	39,432	34,563

Distributions paid	23,889	23,334

Supplemental financial measures:
Modified funds from operations	30,034	27,556
Adjusted cash flow from operating activities	35,608	33,707

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations (“MFFO”), and Adjusted cash flow from operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to shareholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenues increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the receipt of $4.8 million in lease termination income related to the former Thales S.A. investment.

Net income attributable to CPA®:15 shareholders increased for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of the increase in revenue as described above, offset in part by an increase in general and administrative expenses due to the Proposed Merger.

For the three months ended March 31, 2012 as compared to the same period in 2011, our MFFO supplemental measure increased by $2.5 million, primarily as a result of the increase in revenue as described above.

Cash flow from operating activities increased by $4.9 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily due to the increase in net income.

For the three months ended March 31, 2012 as compared to the same period in 2011, ACFO increased by $1.9 million, primarily due to the increase in cash flow from operating activities.

CPA® :15 3/31/2012 10-Q — 21

Our quarterly cash distribution was $0.1823 per share for the first quarter of 2012, which equates to $0.7292 per share on an annualized basis.

Recent Developments

Proposed Merger

On February 17, 2012, we and WPC entered into a definitive agreement pursuant to which we will merge with and into a subsidiary of WPC, W. P. Carey Inc., for a combination of cash and shares of WPC common stock as described below (after WPC has completed its previously-announced conversion to a REIT). In connection with the Proposed Merger, W. P. Carey Inc. filed a registration statement on March 23, 2012 with the SEC regarding the shares of WPC Common Stock to be issued to our shareholders in the Proposed Merger. Special meetings will be scheduled to obtain the approval of our shareholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is subject to customary closing conditions and to the condition that WPC has completed its previously-announced conversion to a REIT. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur by the third quarter of 2012, although there can be no assurance of such timing.

In the Proposed Merger, our shareholders will be entitled to receive $1.25 in cash and 0.2326 shares of WPC common stock for each share of our common stock owned, which equated to $11.73 per share based on WPC’s $45.07 per share closing price as of February 17, 2012, the date that the merger agreement was signed. Due to the fixed stock component of the merger consideration, the value of the merger consideration will fluctuate with changes in the market price of WPC’s shares. As described below, our NAV was $10.40 as of September 30, 2011, the most recent available date. The estimated total Proposed Merger consideration includes cash of approximately $151.8 million and the issuance of approximately 28,241,000 shares of WPC common stock, based on our total shares outstanding of 131,566,206, of which 10,153,074 shares were owned by WPC, at February 17, 2012. Additionally, if the Proposed Merger is consummated, WPC has agreed to waive its subordinated disposition and termination fees. The Proposed Merger is expected to be tax-free for U.S. Federal purposes, except for any gain up to the amount of the cash consideration and the receipt of cash in lieu of fractional shares.

In February 2012, our Board of Directors suspended participation in our DRIP in light of the Proposed Merger.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Over the past few quarters, economic conditions in the U.S. appear to have stabilized, while the situation in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. Investments denominated in the Euro accounted for approximately 35% of our annualized contractual minimum base rent at March 31, 2012. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar weakened at March 31, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at March 31, 2012, $1.3339, represented a 3% increase from the December 31, 2011 rate of $1.2950. This weakening had a favorable impact on our balance sheet at March 31, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of our international investments is measured throughout the year. Due to the volatility of the Euro/U.S. dollar exchange rate, the average rate we utilized to measure these operations decreased by 4% during the three months ended March 31, 2012 versus the same period in 2011. This decrease had an unfavorable impact on 2012 results of operations as compared to the prior year period. While we actively manage our foreign exchange risk, a significant unhedged decline in the value of the Euro could have a material negative impact on our NAVs, future results, financial position and cash flows.

CPA® :15 3/31/2012 10-Q — 22

Capital Markets

During the past few quarters, capital markets conditions in the U.S. exhibited some signs of post-crisis improvement, including new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets, which helped increase the availability of mortgage financing and sustained transaction volume. We have seen the cost for domestic debt stabilize while the Federal Reserve has kept interest rates low and new lenders, including insurers, have introduced capital. Internationally, we continue to see that events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Financing Conditions

During the three months ended March 31, 2012, we observed stabilization in the U.S. credit and real estate financing markets. However, the sovereign debt issues in Europe that began in the second quarter of 2011 had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals.

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

Net Asset Value

The advisor generally calculates our NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets (also provided by a third party) as well as other adjustments. Our NAV is based on a number of variables, including individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

In connection with our consideration of potential liquidity transactions, including the Proposed Merger, we instructed our advisor to update our NAV as of September 30, 2011 and to retain a third party to prepare an appraisal of our real estate portfolio and a fair valuation of our debt. Based on the third party’s analysis, our advisor calculated our NAV at September 30, 2011 to be $10.40, unchanged from our NAV at December 31, 2010.

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

Despite improvement in general business conditions during the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone. As of the date of this Report, we have no exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

CPA® :15 3/31/2012 10-Q — 23

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the consumer price index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen a return of moderate inflation during the past two quarters that we expect will drive rent increases in our portfolio in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor actively manages our portfolio and begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms. As of March 31, 2012, we have no significant leases scheduled to expire in the next 12 months. Our occupancy was 99% at March 31, 2012, an increase of 3% from December 31, 2011.

Results of Operations

The following table presents the components of our lease revenues (in thousands):

	Three Months Ended March 31,
	2012	2011
Rental income	$50,970	$51,513
Interest income from direct financing leases	7,256	6,932

	$58,226	$58,445

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Three Months Ended March 31,
Lessee	2012	2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$8,122	$8,122
Carrefour France, SAS (a) (b)	4,756	4,953
OBI A.G. (a) (b)	4,022	4,184
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b)	3,710	3,864
True Value Company (a)	3,581	3,543
Universal Technical Institute (c)	2,245	1,904
Pohjola Non-Life Insurance Company (a) (b)	2,242	2,232
TietoEnator plc. (a) (b)	2,109	2,102
Police Prefecture, French Government (a) (b)	1,946	2,004
Foster Wheeler AG	1,620	1,533
Médica – France, S.A. (a) (b)	1,598	1,690
Life Time Fitness, Inc.	1,219	1,206
Oriental Trading Company	1,046	1,011
Thales S.A. (a) (b) (d)	331	1,072
Other (a) (b)	19,679	19,025

	$58,226	$58,445

CPA® :15 3/31/2012 10-Q — 24

(a)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $13.7 million and $14.1 million for the three months ended March 31, 2012 and 2011, respectively.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(c)	This increase was primarily due to an adjustment made in the fourth quarter of 2011 related to amendments and adjustments to direct financing leases.
(d)	In December 2011, at the end of its lease term, Thales S.A. vacated the building and the subsidiary entered into leases with three new tenants at significantly reduced rent.

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at March 31, 2012	Three Months Ended March 31,
		2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	$8,695	$8,947
Marriott International, Inc.	47%	4,065	4,208
C1000 Logistiek Vastgoed B.V. (b) (c)	15%	3,651	3,109
Advanced Micro Devices	33%	2,986	2,986
Schuler A.G. (b)	34%	1,549	1,577
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (d)	33%	1,233	673
The Talaria Company (Hinckley) (e)	30%	1,092	1,314
Hologic, Inc.	64%	943	863
Del Monte Corporation	50%	882	882
PETsMART, Inc. (f)	30%	555	2,005
Builders FirstSource, Inc.	40%	416	404
SaarOTEC (b)	50%	119	122

		$26,186	$27,090

(a)	In addition to lease revenues, the investment also earned interest income of $0.4 million and $0.3 million on a note receivable for the three months ended March 31, 2012 and 2011, respectively.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the three months ended March 31, 2012 decreased by approximately 4% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(c)	We acquired our interest in this investment in January 2011.
(d)	This increase was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.
(e)	In January 2011, the Hinckley investment was restructured and the investment received a 27% equity stake in Talaria Holdings, LLC in return for a 5-year restructured rent schedule, which resulted in a reduction in lease revenue.
(f)	In July 2011, the investment sold all 11 of its retail properties. The investment continues to own a distribution center.

Lease Revenues

As of March 31, 2012, 76% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 24% of our net leases have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro. During the quarter ended March 31, 2012, we entered into one new lease with a total contractual annual minimum base rent of approximately $0.3 million, a tenant improvement allowance of $0.1 million and a lease term of approximately 10 years.

For the three months ended March 31, 2012 as compared to the same period in 2011, lease revenues decreased by $0.2 million, primarily as a result of reductions in lease revenues of $0.9 million from the unfavorable impact of foreign currency fluctuations and $0.9 million due to the effects of lease restructurings and lease expirations. These decreases were partially offset by scheduled rent increases on several properties totaling $1.2 million and changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases of $0.4 million.

CPA® :15 3/31/2012 10-Q — 25

Other Operating Income

Other operating income generally consists of costs reimbursable by tenants and non-rent related revenues, including, but not limited to, settlements of claims against former lessees. We receive settlements in the ordinary course of business; however, the timing and amount of such settlements cannot always be estimated. Reimbursable tenant costs are recorded as both income and property expense, and, therefore, have no impact on our results of operations.

For the three months ended March 31, 2012 as compared to the same period in 2011, other operating income increased by $4.9 million due to the receipt of $4.8 million in lease termination income related to Thales S.A. vacating the property.

General and Administrative

For the three months ended March 31, 2012 as compared to the same period in 2011, general and administrative expenses increased by $2.5 million, primarily due to $1.3 million in costs incurred related to the Proposed Merger, as well as increases in professional fees of $1.1 million. Professional fees include accounting, legal and investor-related expenses incurred in the normal course of business.

Depreciation and Amortization

For the three months ended March 31, 2012 as compared to the same period in 2011, depreciation and amortization decreased by $0.8 million, primarily as a result of several lease intangibles becoming fully amortized in 2011.

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

For the three months ended March 31, 2012 as compared to the same period in 2011, income from equity investments in real estate decreased by $0.7 million, primarily due to an increase of $0.6 million in the net loss recognized by our Hellweg 2 investment as a result of an increase in its foreign trade and income taxes.

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

For the three months ended March 31, 2012, we recognized net other income of $0.4 million, which was comprised primarily of net unrealized foreign currency transaction gains of $0.8 million, partially offset by a net loss on sale of real estate of $0.3 million. During the comparable prior year period, we recognized net other income of $1.7 million, which was comprised primarily of net unrealized and realized foreign currency transaction gains of $1.2 million and $0.2 million, respectively.

Interest Expense

For the three months ended March 31, 2012 as compared to the same period in 2011, interest expense decreased by $1.0 million, primarily due to a decrease of $0.5 million as a result of making scheduled mortgage principal payments and paying off non-recourse mortgages during 2011, which cumulatively reduced the balances on which interest was incurred. Interest expense also decreased by $0.4 million as a result of the impact of fluctuations in foreign currency exchange rates.

CPA® :15 3/31/2012 10-Q — 26

Discontinued Operations

For the three months ended March 31, 2012, we recognized a net loss from discontinued operations of $0.1 million.

For the three months ended March 31, 2011, we recognized a loss from discontinued operations of $2.6 million, due to an impairment charge of $8.6 million related to a domestic property to reduce its carrying value to its estimated fair value based on contracted sales price partially offset by the following gains on income: a $4.5 million gain on deconsolidation of a subsidiary we recognized when we consented to a court order appointing a receiver on properties previously leased to Advanced Accessory Systems LLC (Note 13); net gains of $0.7 million recognized on the sale of two domestic properties; and income generated from the operations of discontinued properties of $0.8 million.

Net Income Attributable to CPA®:15 Shareholders

For the three months ended March 31, 2012, as compared to the same period in 2011, the resulting net income attributable to CPA®:15 shareholders increased by $2.4 million.

Modified Funds from Operations (MFFO)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:15 shareholders, see Supplemental Financial Measures below. For the three months ended March 31, 2012 as compared to the same period in 2011, MFFO increased by $2.5 million, primarily due to the receipt of $4.8 million in lease termination income related to the former Thales S.A. lease.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to shareholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the three months ended March 31, 2012, we used cash flows from operating activities of $39.4 million primarily to fund net cash distributions to shareholders of $19.2 million, which excluded $4.7 million in dividends that were reinvested by shareholders in shares of our common stock through our DRIP, and to pay distributions of $6.4 million to affiliates that hold noncontrolling interests in various investments with us.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchase and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the three months ended March 31, 2012, we received proceeds totaling $21.6 million from the sale of three properties and $2.3 million in distributions from our equity investments in real estate in excess of cumulative equity income. We also received $1.6 million in proceeds from the repayment of a note receivable. Funds totaling $43.6 million and $42.3 million were invested in and released from, respectively, lender-held investment accounts. We also contributed $2.5 million to our jointly-owned Builders FirstSource, Inc. investment to repay the outstanding balance on its maturing non-recourse mortgage loan. In January 2012, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $1.5 million.

CPA® :15 3/31/2012 10-Q — 27

Financing Activities

As noted above, we paid distributions to shareholders and to affiliates that hold noncontrolling interests in various investments with us. We also made scheduled and prepaid mortgage principal installments of $9.2 million and $17.6 million, respectively. Funds totaling $23.9 million and $23.8 million were released from and placed into, respectively, lender-held escrow accounts for mortgage-related payments.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from shareholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan. We have made limited exceptions to the suspension of the plan in cases of death, qualifying disability or receipt of qualifying long-term care. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan.

During the three months ended March 31, 2012, we received qualified requests to redeem 90,770 shares of our common stock through our redemption plan, pursuant to the limited exceptions described above, all of which were redeemed during the second quarter of 2012. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to our DRIP.

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO is a non-GAAP measure we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.

Our ACFO for the three months ended March 31, 2012 was $35.6 million, an increase of $1.9 million over the comparable prior year period. This increase was primarily due to the increase in cash flow from operating activities.

Summary of Financing

The table below summarizes our non-recourse debt for the periods presented (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance
Fixed rate	$1,035,930	$1,070,383
Variable rate (a)	276,790	250,575

Total	$1,312,720	$1,320,958

Percent of total debt
Fixed rate	79%	81%
Variable rate (a)	21%	19%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.8%	5.7%
Variable rate (a)	5.2%	5.3%

CPA® :15 3/31/2012 10-Q — 28

(a)	Variable-rate debt at March 31, 2012 included (i) $155.6 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $99.9 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their terms.

Cash Resources

At March 31, 2012, our cash resources consisted of cash and cash equivalents totaling $164.2 million. Of this amount, $27.2 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $60.1 million at March 31, 2012, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources may be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that our cash payments will include paying distributions to our shareholders and to our affiliates who hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments of $199.4 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $160.0 million will be due during the next 12 months, inclusive of amounts attributable to noncontrolling interests of $32.4 million, and exclude our share of balloon payments on our unconsolidated jointly-owned investments of $14.1 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations or the use of our cash reserves.

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at March 31, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,313,657	$199,443	$520,720	$149,779	$443,715
Deferred acquisition fees — Principal	654	289	365	-	-
Interest on borrowings and deferred acquisition fees (b)	285,544	70,913	103,326	51,501	59,804
Subordinated disposition fees (c)	7,998	7,998	-	-	-
Operating and other lease commitments (d)	16,973	1,719	3,430	3,191	8,633

	$1,624,826	$280,362	$627,841	$204,471	$512,152

(a)	Excludes $0.9 million of unamortized discount on a note, which is included in Non-recourse debt at March 31, 2012.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at March 31, 2012.
(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event. There can be no assurance that any liquidity event will be achieved in this time frame. See Recent Developments above.
(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two investments in which we own a combined interest of 38%. These obligations total $31.0 million over the lease terms, which extend through 2091. We account for these investments under the equity method of accounting.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at March 31, 2012, which consisted primarily of the Euro. At March 31, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA® :15 3/31/2012 10-Q — 29

Equity Method Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at March 31, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at March 31, 2012	Total Assets	Total Third- Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	15%	$199,266	$94,040	3/2013
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	43,248	20,260	8/2015
Del Monte Corporation	50%	13,280	11,154	8/2016
SaarOTEC (a)	50%	6,106	9,109	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	13,802	-	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	38%	442,486	366,518	4/2017
Advanced Micro Devices, Inc.	33%	80,680	55,876	1/2019
PETsMART, Inc.	30%	27,297	19,821	9/2021
Hologic, Inc.	64%	25,735	13,201	5/2023
The Talaria Company (Hinckley)	30%	49,924	27,863	6/2025
Marriott International, Inc.	47%	133,289	-	N/A
Schuler A.G. (a)	34%	68,017	-	N/A
The Upper Deck Company	50%	26,076	-	N/A

		$1,129,206	$617,842

(a)	Dollar amounts shown are based on the exchange rate of the Euro at March 31, 2012.
(b)	Ownership interest represents our combined interest in two investments. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $21.9 million at March 31, 2012.

Subsequent Events

In April 2012, a subsidiary in which we and WPC hold interests of 54% and 46%, respectively, sold its interest in six properties leased to Médica – France, S.A. for approximately $55.2 million. Based on our ownership interest, our share of the proceeds will be approximately $29.8 million.

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

CPA® :15 3/31/2012 10-Q — 30

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) were put into effect in 2009. These other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. In the prospectus for our follow-on offering dated March 19, 2003 (the “Prospectus”), we stated our intention to begin considering liquidity events (i.e., listing of our common stock on a national exchange, a merger or sale of our assets or another similar transaction) for investors generally commencing eight years following the investment of substantially all of the proceeds from our public offerings, which occurred in 2004, and on February 17, 2012 we entered into an agreement to merge with and into a subsidiary of WPC. Thus, we do not intend to continuously purchase assets and intend to have a limited life. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to

CPA® :15 3/31/2012 10-Q — 31

continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance now that our offering has been completed and essentially all of our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance since our offering and essentially all of our acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of a company’s operating performance after a company’s offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on a company’s operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and jointly-owned investments, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we are responsible for managing interest rate, hedge and foreign exchange risk, we retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such infrequent gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

CPA® :15 3/31/2012 10-Q — 32

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

FFO and MFFO for all periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to CPA®:15 shareholders	$14,975	$12,528
Adjustments:
Depreciation and amortization of real property	12,473	14,277
Impairment charges and allowance for credit losses (a)	-	9,919
Loss (gain) on sale of real estate, net	966	(658)
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	2,367	2,185
Impairment charges (a)	(22)	-
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	(2,929)	(6,658)

Total adjustments	12,855	19,065

FFO — as defined by NAREIT (a)	27,830	31,593

Adjustments:
Other depreciation, amortization and non-cash charges	(730)	(1,487)
Straight-line and other rent adjustments (b)	102	(24)
Merger expenses	1,323	-
Gain on extinguishment of debt	(682)	-
Gain on deconsolidation of subsidiary	-	(4,501)
Acquisition expenses (c)	172	174
Above (below)-market rent intangible lease amortization, net (d)	1,269	1,436
Amortization of premiums/(accretion) of discounts on debt investments, net	366	(38)
Realized losses (gains) on foreign currency, derivatives and other (e)	30	(172)
Unrealized losses on mark-to-market adjustments (f)	2	8
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	155	23
Straight-line and other rent adjustments (b)	168	141
Acquisition expenses (c)	18	13
Above (below)-market rent intangible lease amortization, net (d)	125	143
Realized losses on foreign currency, derivatives and other (e)	-	3
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(114)	244

Total adjustments	2,204	(4,037)

MFFO	$30,034	$27,556

(a)	The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.

CPA® :15 3/31/2012 10-Q — 33

(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(c)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to shareholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(d)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(e)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(f)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions that we receive from our investments in unconsolidated jointly-owned real estate investment entities in excess of our equity income; subtract cash distributions that we make to our noncontrolling partners in jointly-owned real estate investment entities that we consolidate; and eliminate changes in working capital. We hold a number of interests in jointly-owned real estate investment entities, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to shareholders.

CPA® :15 3/31/2012 10-Q — 34

ACFO for all periods presented is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Summarized cash flow information:
Cash flow provided by operating activities	$39,432	$34,563

Cash flow provided by (used in) investing activities	$20,528	$(20,394)

Cash flow used in financing activities	$(52,446)	$(36,559)

Reconciliation of adjusted cash flow from operating activities:
Cash flow provided by operating activities	$39,432	$34,563
Adjustments:
Distributions received from equity investments in real estate in excess of equity income, net	2,251	2,207
Distributions paid to noncontrolling interests, net	(4,954)	(5,655)
Changes in working capital	(1,121)	2,592

ACFO (inclusive of merger costs totaling $1.3 million in 2012) (a)	$35,608	$33,707

Distributions declared	$24,021	$23,505

(a)	Adjusted cash flow from operating activities for the three months ended March 31, 2012 includes a reduction of $1.3 million as a result of charges incurred in connection with the Proposed Merger. Management does not consider these costs to be an ongoing cash outflow when evaluating cash flow generated from our core operations using this supplemental financial measure.

While we believe that ACFO is an important supplemental measure, it should not be considered an alternative to cash flow from operating activities as a measure of liquidity. This non-GAAP measure should be used in conjunction with cash flow from operating activities as defined by GAAP. ACFO, or similarly titled measures disclosed by other REITs, may not be comparable to our ACFO measure.

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

Generally, we do not use derivative instruments to manage foreign currency exchange rate risk exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain non-recourse mortgage financing on a long-term, fixed-rate basis. However, from time to time, we or our investment partners

CPA® :15 3/31/2012 10-Q — 35

may obtain variable-rate non-recourse mortgage loans and, as a result, may enter into interest rate swap agreements or interest rate cap agreements that effectively convert the variable-rate debt service obligations of the loan to a fixed rate. Interest rate swaps are agreements in which one party exchanges a stream of interest payments for a counterparty’s stream of cash flow over a specific period, and interest rate caps limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate swaps and caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. The notional, or face, amount on which the swaps or caps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $14.9 million, inclusive of amounts attributable to noncontrolling interests of $3.7 million, at March 31, 2012.

At March 31, 2012, substantially all of our long-term debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual effective interest rates on our fixed-rate debt at March 31, 2012 ranged from 4.3% to 10.0%. The annual interest rates on our variable-rate debt at March 31, 2012 ranged from 3.3% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at March 31, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$99,584	$132,701	$278,340	$184,162	$20,756	$321,324	$1,036,867	$1,044,296
Variable-rate debt	$10,364	$31,314	$89,647	$3,648	$3,744	$138,073	$276,790	$279,588

A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at March 31, 2012 by an aggregate increase of $37.0 million or an aggregate decrease of $35.7 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at March 31, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the three months ended March 31, 2012, we recognized net unrealized foreign currency transaction gains of $0.8 million and realized foreign currency transaction losses of less than $0.1 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries. Through the date of this Report, we had not entered into any foreign currency forward contracts to hedge the effects of adverse fluctuations in foreign currency exchange rates.

We have obtained mortgage financing in local currency. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At March 31, 2012, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million, which is included in Other assets, net within the consolidated financial statements.

CPA® :15 3/31/2012 10-Q — 36

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at March 31, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of March 31, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA® :15 3/31/2012 10-Q — 37

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2012, we issued 247,575 shares of common stock to the advisor as consideration for performance fees. These shares were issued at $10.40 per share, which was our most recently published NAV as approved by our board of directors at the date of issuance. Since none of these transactions were considered to have involved a “public offering” within the meaning of Section 4(2) of the Securities Act, the shares issued were deemed to be exempt from registration. In acquiring our shares, the advisor represented that such interests were being acquired by it for the purposes of investment and not with a view to the distribution thereof.

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Agreement and Plan of Merger dated as of February 17, 2012 by and among Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., CPA 15 Merger Sub Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc. and, for the limited purposes set forth in Section 4.3, Carey Asset Management Corp. and W. P. Carey & Co. B.V. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 21, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

*       Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA® :15 3/31/2012 10-Q — 38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated

Date: May 11, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris
Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader
Chief Accounting Officer
(Principal Accounting Officer)

CPA® :15 3/31/2012 10-Q — 39

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
10.1	Agreement and Plan of Merger dated as of February 17, 2012 by and among Corporate Property Associates 15 Incorporated, CPA 15 Holdco, Inc., CPA 15 Merger Sub Inc., W. P. Carey & Co. LLC, W. P. Carey REIT, Inc. and, for the limited purposes set forth in Section 4.3, Carey Asset Management Corp. and W. P. Carey & Co. B.V. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 21, 2012)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form
10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

*       Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.