Form 10-Q
period 2012-06-30
CORPORATE PROPERTY ASSOCIATES 15 INC
filed 2012-08-10
CIK 1138301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Registrant has 131,598,908 shares of common stock, $0.001 par value, outstanding at August 7, 2012.

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

CPA®:15 6/30/2012 10-Q — 1

PART I

Item  1. Financial Statements

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
Assets
Investments in real estate:
Real estate, at cost (inclusive of amounts attributable to consolidated variable interest entities (“VIEs”) of $7,861 and $7,861, respectively)	$1,776,222	$1,883,131
Accumulated depreciation (inclusive of amounts attributable to consolidated VIEs of $1,424 and $1,338, respectively)	(311,711)	(317,932)

Net investments in properties	1,464,511	1,565,199
Net investments in direct financing leases	278,876	285,446
Equity investments in real estate	191,297	180,579
Assets held for sale	-	2,920

Net investments in real estate	1,934,684	2,034,144
Cash and cash equivalents (inclusive of amounts attributable to consolidated VIEs of $241 and $1,304, respectively)	190,515	155,841
Intangible assets, net (inclusive of amounts attributable to consolidated VIEs of $565 and $592, respectively)	132,445	142,331
Other assets, net (inclusive of amounts attributable to consolidated VIEs of $808 and $699, respectively)	119,220	120,568

Total assets	$2,376,864	$2,452,884

Liabilities and Equity
Liabilities:
Non-recourse debt (inclusive of amounts attributable to consolidated VIEs of $4,172 and $4,278, respectively)	$1,221,169	$1,320,958
Accounts payable, accrued expenses and other liabilities (inclusive of amounts attributable to consolidated VIEs of $291 and $288, respectively)	39,514	35,081
Prepaid and deferred rental income and security deposits (inclusive of amounts attributable to consolidated VIEs of $136 and $131, respectively)	56,043	57,190
Due to affiliates	14,480	15,310
Distributions payable	23,990	23,898

Total liabilities	1,355,196	1,452,437

Commitments and contingencies (Note 9)

Equity:
CPA®:15 stockholders’ equity:
Common stock $0.001 par value 240,000,000 shares authorized 148,340,070 and 147,618,595 shares issued and outstanding, respectively	148	147
Additional paid-in capital	1,383,197	1,375,958
Distributions in excess of accumulated earnings	(362,079)	(368,524)
Accumulated other comprehensive loss	(20,658)	(16,196)
Less, treasury stock at cost, 16,741,162 and 16,524,274 shares, respectively	(176,031)	(173,864)

Total CPA®:15 stockholders’ equity	824,577	817,521
Noncontrolling interests	197,091	182,926

Total equity	1,021,668	1,000,447

Total liabilities and equity	$2,376,864	$2,452,884

See Notes to Consolidated Financial Statements.

CPA®:15 6/30/2012 10-Q — 2

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Rental income	$49,336	$51,553	$98,708	$101,497
Interest income from direct financing leases	7,215	7,250	14,471	14,182
Other operating income	1,355	1,381	7,962	3,006

	57,906	60,184	121,141	118,685

Operating Expenses
General and administrative	(2,479)	(2,042)	(7,104)	(4,152)
Depreciation and amortization	(12,305)	(13,226)	(24,659)	(26,372)
Property expenses	(9,366)	(9,074)	(18,060)	(17,787)
Allowance for credit losses	-	-	-	(1,357)

	(24,150)	(24,342)	(49,823)	(49,668)

Other Income and Expenses
Other interest income	697	156	1,483	601
Income from equity investments in real estate	6,930	2,261	9,938	5,949
Other income and (expenses)	3,051	2,316	3,754	3,975
Interest expense	(18,217)	(19,651)	(36,615)	(39,053)

	(7,539)	(14,918)	(21,440)	(28,528)

Income from continuing operations before income taxes	26,217	20,924	49,878	40,489
Provision for income taxes	(800)	(1,141)	(1,535)	(2,325)

Income from continuing operations	25,417	19,783	48,343	38,164

Discontinued Operations
(Loss) income from operations of discontinued properties	(392)	4,209	(333)	5,350
Gain on deconsolidation of a subsidiary	-	-	-	4,501
Gain on sale of real estate	34,330	589	33,364	1,247
Gain on extinguishment of debt	-	-	682	-
Impairment charges	-	(10,361)	-	(18,923)

Income (loss) from discontinued operations	33,938	(5,563)	33,713	(7,825)

Net Income	59,355	14,220	82,056	30,339
Less: Net income attributable to noncontrolling interests	(19,872)	(4,239)	(27,598)	(7,830)

Net Income Attributable to CPA®:15 Stockholders	$39,483	$9,981	$54,458	$22,509

Earnings Per Share
Income from continuing operations attributable to CPA®:15 stockholders	$0.16	$0.11	$0.28	$0.21
Income (loss) from discontinued operations attributable to CPA®:15 stockholders	0.14	(0.03)	0.14	(0.03)

Net income attributable to CPA®:15 stockholders	$0.30	$0.08	$0.42	$0.18

Weighted Average Shares Outstanding	131,711,303	129,742,210	131,657,978	129,344,982

Amounts Attributable to CPA®:15 Stockholders
Income from continuing operations, net of tax	$20,982	$14,189	$36,487	$26,919
Income (loss) from discontinued operations, net of tax	18,501	(4,208)	17,971	(4,410)

Net income	$39,483	$9,981	$54,458	$22,509

Distributions Declared Per Share	$0.1823	$0.1821	$0.3646	$0.3640

See Notes to Consolidated Financial Statements.

CPA®:15 6/30/2012 10-Q — 3

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$59,355	$14,220	$82,056	$30,339
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(11,585)	4,067	(4,930)	17,919
Change in unrealized depreciation on marketable securities	(50)	(50)	(121)	(21)
Change in unrealized (loss) gain on derivative instruments	(655)	(1,689)	(1,220)	2,809

	(12,290)	2,328	(6,271)	20,707

Comprehensive Income	47,065	16,548	75,785	51,046

Amounts Attributable to Noncontrolling Interests:
Net income	(19,872)	(4,239)	(27,598)	(7,830)
Foreign currency translation adjustments	3,120	(1,378)	1,378	(4,661)
Change in unrealized loss (gain) on derivative instruments	286	424	431	(697)

Comprehensive income attributable to noncontrolling interests	(16,466)	(5,193)	(25,789)	(13,188)

Comprehensive Income Attributable to CPA®:15 Stockholders	$30,599	$11,355	$49,996	$37,858

See Notes to Consolidated Financial Statements.

CPA®:15 6/30/2012 10-Q — 4

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows — Operating Activities
Net income	$82,056	$30,339
Adjustments to net income:
Depreciation and amortization, including intangible assets and deferred financing costs	25,456	29,544
Income from equity investments in real estate in excess of distributions received	(4,410)	(464)
Issuance of shares to affiliate in satisfaction of fees due	2,575	5,315
Straight-line rent and financing lease adjustments	2,688	378
Gain on deconsolidation of a subsidiary	-	(4,501)
Gain on sale of real estate	(39,156)	(1,247)
Unrealized loss (gain) on foreign currency transactions and others	596	(1,671)
Realized loss (gain) on foreign currency transactions and others	1,341	(1,975)
Gain on extinguishment of debt	(474)	-
Impairment charges	-	18,923
Allowance for credit losses	-	1,357
Net changes in other operating assets and liabilities	5,804	1,759

Net cash provided by operating activities	76,476	77,757

Cash Flows — Investing Activities
Distributions received from equity investments in real estate in excess of equity income	4,376	19,573
Capital contributions to equity investments	(12,059)	(35,263)
Capital expenditures	(109)	(4,450)
Value added taxes paid in connection with acquisition of real estate	-	(664)
Proceeds from sale of real estate	110,206	8,579
Funds placed in escrow	(76,822)	(36,836)
Funds released from escrow	70,064	34,085
Payment of deferred acquisition fees to an affiliate	(1,519)	(2,212)
Proceeds from repayment of note receivable	1,559	-
Proceeds from repayment of mortgage-backed securities	5,281	-

Net cash provided by (used in) investing activities	100,977	(17,188)

Cash Flows — Financing Activities
Distributions paid	(47,921)	(46,839)
Contributions from noncontrolling interests	1,016	4,862
Distributions to noncontrolling interests	(12,640)	(15,785)
Scheduled payments of mortgage principal	(29,547)	(49,066)
Prepayments of mortgage principal	(60,794)	-
Proceeds from mortgage financing	7,000	20,000
Funds placed in escrow	39,663	37,469
Funds released from escrow	(39,662)	(32,101)
Deferred financing costs and mortgage deposits	(275)	(277)
Proceeds from issuance of shares, net of issuance costs	4,665	9,629
Purchase of treasury stock	(2,167)	(1,557)

Net cash used in financing activities	(140,662)	(73,665)

Change in Cash and Cash Equivalents During the Period
Effect of exchange rate changes on cash	(2,117)	2,471

Net increase (decrease) in cash and cash equivalents	34,674	(10,625)
Cash and cash equivalents, beginning of period	155,841	104,673

Cash and cash equivalents, end of period	$190,515	$94,048

(Continued)

CPA®:15 6/30/2012 10-Q — 5

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

Supplemental noncash investing activities

During the six months ended June 30, 2011, we deconsolidated a wholly-owned subsidiary because we no longer had control over the activities that most significantly impact its economic performance following possession of the property by a receiver (Note 13). The following table presents the assets and liabilities of the subsidiary on the date of deconsolidation (in thousands):

Six Months Ended June 30, 2011
Assets:
Net investments in properties	$2,721
Other assets, net	200

Total	$2,921

Liabilities:
Non-recourse debt	$(6,143)
Accounts payable, accrued expenses and other liabilities	(272)
Prepaid and deferred rental income and security deposits	(1,007)

Total	$(7,422)

See Notes to Consolidated Financial Statements.

CPA®:15 6/30/2012 10-Q — 6

CORPORATE PROPERTY ASSOCIATES 15 INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Business and Organization

Corporate Property Associates 15 Incorporated (“CPA®:15” and, together with its consolidated subsidiaries and predecessors, “we”, “us” or “our”) is a publicly owned, non-listed real estate investment trust (“REIT”) that invests primarily in commercial properties leased to companies domestically and internationally. As a REIT, we are not subject to United States (“U.S.”) federal income taxation as long as we satisfy certain requirements, principally relating to the nature of our income, the level of our distributions and other factors. We earn revenue principally by leasing the properties we own to single corporate tenants, primarily on a triple-net leased basis, which requires the tenant to pay substantially all of the costs associated with operating and maintaining the property. Revenue is subject to fluctuation because of the timing of new lease transactions, lease terminations, lease expirations, contractual rent adjustments, tenant defaults and sales of properties. At June 30, 2012, our portfolio was comprised of our full or partial ownership interests in 305 properties, substantially all of which were triple-net leased to 75 tenants, and totaled approximately 27 million square feet (on a pro rata basis), with an occupancy rate of approximately 99%. We were formed in 2001 and are managed by W. P. Carey & Co. LLC (“WPC”) and its subsidiaries (collectively, the “advisor”).

On February 17, 2012, we and WPC entered into a definitive agreement pursuant to which, subject to the conditions described below, we will merge with and into a subsidiary of WPC, W. P. Carey Inc., for a combination of cash and shares of WPC common stock as described below (the “Proposed Merger”) (after WPC has completed its previously-announced conversion to a REIT). In connection with the Proposed Merger, W. P. Carey Inc. filed a registration statement with the SEC, which was declared effective on July 30, 2012, regarding the shares of its common stock (“WPC Common Stock”) to be issued to our stockholders in the Proposed Merger. Special meetings have been scheduled on September 13, 2012 to obtain the approval of our stockholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is also subject to customary closing conditions (the “Special Meeting”) and to the condition that WPC has completed its previously-announced conversion to a REIT. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur in the third quarter of 2012, although there can be no assurance of such timing.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in our consolidated financial statements and the accompanying notes. Actual results could differ from those estimates. The unaudited consolidated financial statements included in this Report have been retrospectively adjusted to reflect the disposition (or planned disposition) of certain properties as discontinued operations for all periods presented.

Basis of Consolidation

The consolidated financial statements reflect all of our accounts, including those of our majority-owned and/or controlled subsidiaries. The portion of equity in a subsidiary that is not attributable for reporting purposes, directly or indirectly, to us is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated.

CPA®:15 6/30/2012 10-Q — 7

Notes to Consolidated Financial Statements

Information about International Geographic Areas

At the end of the reporting period, our international investments were comprised of investments in the European Union. The following tables present information about these investments (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$21,475	$24,435	$48,407	$47,824

			June 30, 2012	December 31, 2011
Net investments in real estate			$815,312	$879,113

Out-of-Period Adjustment

During the second quarter of 2011, we identified two errors in the consolidated financial statements related to the years 2006 through 2009. The first error related to the recognition of income taxes during 2008 through 2010, where the tax expenses were understated as a result of an error in preparing foreign tax returns and was subsequently corrected in the second quarter of 2011. The second error relates to the recognition of lease revenues in connection with an operating lease during 2006 through 2010. We concluded these adjustments, which totaled $0.7 million in the aggregate, were not material to our results for the prior year periods or the quarter ended June 30, 2011, and as such, this cumulative change was recorded in the statement of operations in the second quarter of 2011 as an out-of-period adjustment of $0.7 million.

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

CPA®:15 6/30/2012 10-Q — 8

Notes to Consolidated Financial Statements

Note 3. Agreements and Transactions with Related Parties

Transactions with the Advisor

We have an advisory agreement with the advisor whereby the advisor performs certain services for us for a fee. The agreement that is currently in place is scheduled to expire on the earlier of the date that the Proposed Merger is consummated or September 30, 2012. Under the terms of this agreement, the advisor manages our day-to-day operations, for which we pay the advisor asset management and performance fees, and structures and negotiates the purchase and sale of investments and debt placement transactions for us, for which we pay the advisor structuring and subordinated disposition fees. In addition, we reimburse the advisor for certain administrative duties performed on our behalf. We also have certain agreements with affiliates regarding jointly-owned investments. The following tables present a summary of fees we paid and expenses we reimbursed to the advisor in accordance with the advisory agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts included in operating expenses:
Asset management fees (a)	$3,072	$3,337	$6,209	$6,523
Performance fees (a)	3,072	3,337	6,209	6,523
Personnel reimbursements (b)	905	841	1,998	1,743
Office rent reimbursements (b)	161	153	372	348

	$7,210	$7,668	$14,788	$15,137

Transaction fees incurred:
Current acquisition fees (c)	$-	$64	$-	$861
Deferred acquisition fees (c) (d)	-	67	-	689
Mortgage refinancing fees (e)	-	-	-	156

	$-	$131	$-	$1,706

			June 30, 2012	December 31, 2011
Unpaid transaction fees:
Deferred acquisition fees (d)			$654	$2,173
Subordinated disposition fees (f)			7,998	7,998

			$8,652	$10,171

(a)	Asset management and performance fees are included in Property expenses in the consolidated financial statements. For 2012, the advisor elected to receive its asset management fees and performance fees in cash. For 2011, the advisor elected to receive its asset management fees in cash and 80% of its performance fees in shares of our common stock, with the remaining 20% payable in cash. At June 30, 2012, the advisor owned 10,394,231 shares (7.9%) of our common stock.
(b)	Personnel and office rent reimbursements are included in General and administrative expenses in the consolidated financial statements. Based on gross revenues through June 30, 2012, our current share of future annual minimum lease payments would be $0.6 million annually through 2016.
(c)	Current and deferred acquisition fees were capitalized and included in the cost basis of the assets acquired.
(d)	We paid annual deferred acquisition fee installments of $1.5 million and $2.2 million in cash to the advisor in January 2012 and January 2011, respectively.
(e)	Mortgage refinancing fees are capitalized and amortized over the life of the new loans.
(f)	These fees, which are subordinated to the performance criterion and certain other provisions included in the advisory agreement, are deferred and payable to the advisor only in connection with a liquidity event. See Proposed Merger below.

Jointly-Owned Investments and Other Transactions with Affiliates

We own interests in entities ranging from 15% to 75%, as well as jointly-controlled tenancy-in-common interests in properties, with the remaining interests generally held by affiliates. We consolidate certain of these investments and account for the remainder under the equity method of accounting.

CPA®:15 6/30/2012 10-Q — 9

Notes to Consolidated Financial Statements

Proposed Merger

In the Proposed Merger, our stockholders will be entitled to receive $1.25 in cash and 0.2326 shares of WPC Common Stock for each share of our common stock owned, which equated to $11.97 per share based on the $46.08 per share closing price of WPC’s common stock as of July 23, 2012. Due to the fixed stock component of the merger consideration, the value of the merger consideration will fluctuate with changes in the market price of WPC’s shares. Our most recently published estimated net asset value per share (“NAV”) was $10.40 as of September 30, 2011. The advisor computed our NAV internally, relying in part upon a third-party valuation of our real estate portfolio as of September 30, 2011. The estimated total Proposed Merger consideration includes cash of approximately $151.5 million and the issuance of approximately 28,190,000 shares of WPC Common Stock, based on our total shares outstanding of 131,598,908, of which 10,418,731 shares were owned by WPC, on July 16, 2012, the record date for the Special Meeting (the “Record Date”). As a condition of the Proposed Merger, WPC has agreed to waive its subordinated disposition and termination fees. The Proposed Merger is generally expected to be tax-free for U.S. Federal purposes, except for any gain up to the amount of the cash consideration received by a stockholder and the receipt of cash in lieu of issuing fractional shares of WPC Common Stock.

In February 2012, our Board of Directors suspended participation in our dividend reinvestment and share purchase plan (“DRIP”) in light of the Proposed Merger.

In connection with the merger agreement related to the Proposed Merger (the “Merger Agreement”), each of the parties under the Merger Agreement (we and WPC) has agreed to pay the other’s out-of-pocket expenses (including, without limitation, all attorneys’, accountants’ and investment bankers’ fees and expenses) under certain conditions resulting in the termination of the Proposed Merger. Those conditions primarily include a breach of any representation, warranty, covenant or agreement by either party such that the closing condition stipulated by the Merger Agreement is not satisfied by September 30, 2012 or the failure of either party to cause the Proposed Merger to be approved by their board of directors or shareholders, as applicable.

Except as set forth above, each party will each pay their own respective out-of-pocket costs and expenses incurred in connection with the Merger Agreement, the Proposed Merger and the other transactions contemplated by the Merger Agreement. Further, each party shall each bear one-half of the costs of filing, printing and mailing of the joint proxy statement/prospectus. Costs incurred by us related to the Proposed Merger totaled approximately $1.3 million through June 30, 2012.

Note 4. Net Investments in Properties

Net Investments in Properties

Net investments in properties, which consists of land and buildings leased to others, at cost, and which are subject to operating leases, is summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
Land	$370,129	$386,016
Buildings	1,406,093	1,497,115
Less: Accumulated depreciation	(311,711)	(317,932)

	$1,464,511	$1,565,199

We did not acquire any real estate assets during the six months ended June 30, 2012. In June 2012, we sold land adjacent to the property leased to the Shaklee Corporation for $8.8 million, net of selling costs, and recognized a gain on the sale of $5.8 million. Other assets disposed of during the six months ended June 30, 2012 are discussed in Note 13.

Other

In connection with our prior acquisitions of properties, through June 30, 2012 we have recorded net lease intangibles of $264.5 million, which are being amortized over periods ranging from two to 40 years. There were no new intangible assets or liabilities recorded during the six months ended June 30, 2012. In-place lease, tenant relationship and above-market rent intangibles are included in Intangible assets, net in the consolidated financial statements. Below-market rent intangibles are included in Prepaid and deferred rental income and security deposits in the consolidated financial statements. Amortization of below-market and above-market rent intangibles is recorded as an adjustment to Lease revenues, while amortization of in-place lease and tenant relationship

CPA®:15 6/30/2012 10-Q — 10

Notes to Consolidated Financial Statements

intangibles is included in Depreciation and amortization. Net amortization of intangibles, including the effect of foreign currency translation, was $4.2 million and $4.5 million for the three months ended June 30, 2012 and 2011, respectively, and $8.4 million and $9.4 for the six months ended June 30, 2012 and 2011, respectively.

Note 5. Finance Receivables

Assets representing rights to receive money on demand or at fixed or determinable dates are referred to as finance receivables. Our finance receivable portfolios consist of our Net investments in direct financing leases. Operating leases are not included in finance receivables as such amounts are not recognized as an asset in the consolidated balance sheets.

Credit Quality of Finance Receivables

We generally seek investments in facilities that we believe are critical to each tenant’s business and that we believe have a low risk of tenant defaults. During the year ended December 31, 2011, we established an allowance for credit losses of $3.1 million. At June 30, 2012, none of the balances of our finance receivables were past due and we had not established any allowances for credit losses. Additionally, there have been no modifications of finance receivables during the six months ended June 30, 2012. We evaluate the credit quality of our tenant receivables utilizing an internal 5-point credit rating scale, with 1 representing the highest credit quality and 5 representing the lowest. The credit quality evaluation of our tenant receivables was last updated in the second quarter of 2012.

A summary of our finance receivables by internal credit quality rating is as follows (dollars in thousands):

	Number of Tenants at		Net Investments in Direct Financing Leases at
Internal Credit Quality Indicator	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
1	-	1	$-	$10,160
2	5	4	45,386	35,691
3	6	8	214,474	232,263
4	4	2	19,016	7,332
5	-	-	-	-

			$278,876	$285,446

At June 30, 2012 and December 31, 2011, Other assets, net included $0.2 million and $0.1 million, respectively, of accounts receivable related to amounts billed under these direct financing leases.

Note 6. Equity Investments in Real Estate

We own interests in single-tenant net leased properties leased to corporations through noncontrolling interests (i) in partnerships and limited liability companies that we do not control but over which we exercise significant influence and (ii) as tenants-in-common subject to common control. Generally, the underlying investments are jointly-owned with affiliates. We account for these investments under the equity method of accounting (i.e., at cost, increased or decreased by our share of earnings or losses, less distributions, plus contributions and other adjustments required by equity method accounting, such as basis differences from other-than-temporary impairments). Under current authoritative accounting guidance for investments in unconsolidated entities, we are required to periodically compare an investment’s carrying value to its estimated fair value and recognize an impairment charge to the extent that the carrying value exceeds fair value.

CPA®:15 6/30/2012 10-Q — 11

Notes to Consolidated Financial Statements

The following table sets forth our ownership interests in our equity investments in real estate and their respective carrying values. The carrying value of these investments is affected by the timing and nature of distributions (dollars in thousands):

Lessee	Ownership Interest at June 30, 2012	Carrying Value at
		June 30, 2012	December 31, 2011
Marriott International, Inc. (a)	47%	$62,721	$63,913
Schuler A.G. (a) (b)	34%	41,824	40,229
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (b) (c)	40%	21,881	12,094
C1000 Logistiek Vastgoed B.V. (a) (b)	15%	14,795	15,425
Advanced Micro Devices (a)	33%	11,661	12,613
The Upper Deck Company (a)	50%	10,381	10,642
Hologic, Inc. (a)	64%	8,322	8,449
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b)	33%	6,066	5,829
The Talaria Company (Hinckley)	30%	5,114	4,841
Builders FirstSource, Inc. (d)	40%	3,980	1,538
Del Monte Corporation (a)	50%	3,788	4,156
PETsMART, Inc.	30%	675	738
SaarOTEC (b)	50%	89	112

		$191,297	$180,579

(a)	Represents a tenancy-in-common interest, under which the entity is under common control by us and our investment partner.
(b)	The carrying value of this investment is affected by the impact of fluctuations in the exchange rate of the Euro.
(c)	In May 2012, we made a contribution of $9.6 million to the entity to repurchase a portion of its mortgage loan outstanding. In connection with the purchase, the entity recognized a net gain on extinguishment of debt of $5.9 million, of which our share was $2.3 million.
(d)	In February 2012, we made a contribution of $2.5 million to the entity to repay our share of its outstanding mortgage loan.

The following tables present combined summarized financial information of our equity investment properties. Amounts provided are the total amounts attributable to the investment properties and do not represent our proportionate share (in thousands):

	June 30, 2012	December 31, 2011
Assets	$1,078,879	$1,116,135
Liabilities	(603,060)	(661,922)

Partners’/members’ equity	$475,819	$454,213

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$32,681	$27,894	$59,809	$54,068
Expenses	(14,654)	(18,866)	(33,321)	(33,703)

Net income from continuing operations	$18,027	$9,028	$26,488	$20,365

Net income attributable to the equity investments	$18,027	$9,364	$26,488	$21,268

We recognized income from equity investments in real estate of $6.9 million and $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $9.9 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively. Income from equity investments in real estate represents our proportionate share of the income or losses of these investments as well as certain depreciation and amortization adjustments related to other-than-temporary impairment charges and basis differentials from acquisitions of certain investments.

CPA®:15 6/30/2012 10-Q — 12

Notes to Consolidated Financial Statements

Note 7. Fair Value Measurements

Under current authoritative accounting guidance for fair value measurements, the fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and swaps; and Level 3, for securities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring us to develop our own assumptions.

Items Measured at Fair Value on a Recurring Basis

The methods and assumptions described below were used to estimate the fair value of each class of financial instrument. For significant Level 3 items we have also provided the unobservable inputs along with their weighted-average ranges.

Other Securities — Our other securities are comprised of our interest in a commercial mortgage loan securitization known as the Carey Commercial Mortgage Trust (“CCMT”). These assets are included in Other assets, net in the consolidated financial statements. We classified these assets as Level 3 because these assets are not traded in an active market. We estimated the fair value of these assets using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The unobservable input for CCMT is the discount rate applied to the expected cash flows with a range of weighted averages of 8% - 10%. Significant increases or decreases to this input in isolation would result in significant change in the fair value measurements.

Derivative Assets — Our derivative assets are comprised of foreign currency forward contracts and stock warrants that were granted to us by lessees in connection with structuring initial lease transactions. These assets are included in Other assets, net in the consolidated financial statements. The foreign currency forward contracts were measured at fair value using readily observable market inputs, such as quotations on interest rates, and were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in the open market. The stock warrants were measured at fair value using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. We classified these assets as Level 3 because these assets are not traded in an active market.

Derivative Liabilities — Our derivative liabilities are comprised of interest rate swaps and are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements. These derivative instruments were measured at fair value using readily observable market inputs, such as quotations on interest rates. These derivative instruments were classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market.

The following tables set forth our assets and liabilities that were accounted for at fair value on a recurring basis. Assets and liabilities presented below exclude assets and liabilities owned by unconsolidated equity investments (in thousands):

		Fair Value Measurements at June 30, 2012 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Other securities:
CCMT	$5,046	$-	$-	$5,046
Derivative assets	2,251	-	531	1,720

Total	$7,297	$-	$531	$6,766

Liabilities:
Derivative liabilities	$(15,227)	$-	$(15,227)	$-

Total	$(15,227)	$-	$(15,227)	$-

CPA®:15 6/30/2012 10-Q — 13

Notes to Consolidated Financial Statements

		Fair Value Measurements at December 31, 2011 Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Other securities:
CCMT	$10,242	$-	$-	$10,242
Derivative assets	1,720	-	-	1,720

Total	$11,962	$-	$-	$11,962

Liabilities:
Derivative liabilities	$(13,930)	$-	$(13,930)	$-

Total	$(13,930)	$-	$(13,930)	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$9,805	$1,720	$11,525	$10,506	$1,960	$12,466
Total gains or losses (realized and unrealized):
Included in earnings	-	-	-	-	80	80
Included in other comprehensive income	(50)	-	(50)	(50)	-	(50)
Principal payoff	(4,795)	-	(4,795)	-	-	-
Amortization and accretion	86	-	86	(224)	-	(224)

Ending balance	$5,046	$1,720	$6,766	$10,232	$2,040	$12,272

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$80	$80

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3 Only)
	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Other Securities	Derivative Assets	Total Assets	Other Securities	Derivative Assets	Total Assets
Beginning balance	$10,242	$1,720	$11,962	$10,439	$1,960	$12,399
Total gains or losses (realized and unrealized):
Included in earnings	-	-	-	-	80	80
Included in other comprehensive income	(121)	-	(121)	(21)	-	(21)
Principal payoff	(5,281)	-	(5,281)	-	-	-
Amortization and accretion	206	-	206	(186)	-	(186)

Ending balance	$5,046	$1,720	$6,766	$10,232	$2,040	$12,272

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$-	$-	$-	$-	$80	$80

We did not have any transfers into or out of Level 1, Level 2 and Level 3 measurements during either the three and six months ended June 30, 2012 or 2011. Gains and losses (realized and unrealized) included in earnings are reported in Other income and (expenses) in the consolidated financial statements.

CPA®:15 6/30/2012 10-Q — 14

Notes to Consolidated Financial Statements

Our other financial instruments had the following carrying values and fair values (in thousands):

		June 30, 2012		December 31, 2011
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Non-recourse debt	3	$1,221,169	$1,229,986	$1,320,958	$1,333,486

We determined the estimated fair value of our debt instruments using a discounted cash flow model with rates that take into account the credit of the tenants and interest rate risk. We also considered the value of the underlying collateral taking into account the quality of the collateral, the credit quality of the company, the time until maturity, and the current interest rate. We estimated that our other financial assets and liabilities (excluding net investments in direct financing leases) had fair values that approximated their carrying values at both June 30, 2012 and December 31, 2011.

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

The following tables present information about our other assets that were measured on a fair value basis (in thousands):

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
	Total Fair Value Measurements (a)	Total Impairment Charges or Allowance for Credit Losses	Total Fair Value Measurements (a)	Total Impairment Charges or Allowance for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Equity investments in real estate	$-	$-	$4,709	$1,107

	$-	$-	$4,709	$1,107

Impairment Charges From Discontinued Operations:
Net investments in properties	-	-	26,604	10,361

	$-	$-	$26,604	$10,361

CPA®:15 6/30/2012 10-Q — 15

Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
	Total Fair Value Measurements (a)	Total Impairment Charges or Allowance for Credit Losses	Total Fair Value Measurements (a)	Total Impairment Charges or Allowance for Credit Losses
Impairment Charges and Allowance for Credit Losses From Continuing Operations:
Net investments in direct financing leases	$-	$-	$2,000	$1,357
Equity investments in real estate	-	-	4,709	1,107

	$-	$-	$6,709	$2,464

Impairment Charges From Discontinued Operations:
Net investments in properties	$-	$-	$31,314	$18,923

	$-	$-	$31,314	$18,923

(a)	These fair value measurements were developed by third-party sources, subject to our corroboration for reasonableness.

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

Use of Derivative Financial Instruments

When we use derivative instruments, it is generally to reduce our exposure to fluctuations in interest rates and foreign currency exchange rate movements. We have not entered, and do not plan to enter, into financial instruments for trading or speculative purposes. In addition to derivative instruments that we entered into on our own behalf, we may also be a party to derivative instruments that are embedded in other contracts, and we may own common stock warrants, granted to us by lessees when structuring lease transactions which are considered to be derivative instruments. The primary risks related to our use of derivative instruments are that a counterparty to a hedging arrangement could default on its obligation or that the credit quality of the counterparty may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction. While we seek to mitigate these risks by entering into hedging arrangements with counterparties that are large financial institutions that we deem to be creditworthy, it is possible that our hedging transactions, which are intended to limit losses, could adversely affect our earnings. Furthermore, if we terminate a hedging arrangement, we may be obligated to pay certain costs, such as transaction or breakage fees. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities.

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

CPA®:15 6/30/2012 10-Q — 16

Notes to Consolidated Financial Statements

The following tables set forth certain information regarding our derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Asset Derivatives Fair Value at		Liability Derivatives Fair Value at
		June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest rate swaps	Accounts payable, accrued expenses and other liabilities	$-	$-	$(15,227)	$(13,930)
Foreign currency contracts	Other assets, net	531	-	-	-

Derivatives Not Designated as Hedging Instruments
Stock warrants	Other assets, net	1,720	1,720	-	-

Total derivatives		$2,251	$1,720	$(15,227)	$(13,930)

The following tables present the impact of derivative instruments on the consolidated financial statements (in thousands):

	Amount of Gain (Loss) Recognized in
	Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships	2012	2011	2012	2011
Interest rate swaps (a)	$(1,186)	$(1,689)	$(1,751)	$2,809
Foreign currency contracts (b)	531	-	531	-

Total	$(655)	$(1,689)	$(1,220)	$2,809

(a)	For the three months ended June 30, 2012 and 2011, losses of $0.3 million and $0.4 million, respectively, were attributable to noncontrolling interests. For the six months ended June 30, 2012 and 2011, losses of $0.4 million and gains of $0.7 million, respectively, were attributable to noncontrolling interests.
(b)	During each of the three and six months ended June 30, 2012, we reclassified less than $0.1 million from Other comprehensive income (loss) into income for a contract that has settled, which is included in Other income and (expenses) in the consolidated financial statements.

During the three and six months ended June 30, 2012 and 2011, no gains or losses were reclassified from Other comprehensive income (loss) into income related to ineffective portions of hedging relationships or to amounts excluded from effectiveness testing.

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not in Cash Flow Hedging Relationships	Location of Gain (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
		2012	2011	2012	2011
Stock warrants	Other income and (expenses)	$55	$80	$55	$80

Total		$55	$80	$55	$80

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

CPA®:15 6/30/2012 10-Q — 17

Notes to Consolidated Financial Statements

amount on which the swaps are based is not exchanged. Our objective in using these derivatives is to limit our exposure to interest rate movements.

The interest rate swaps that we had outstanding on our consolidated subsidiaries at June 30, 2012 were designated as cash flow hedges and are summarized as follows (dollars in thousands):

Instrument	Type	Notional Amount	Effective Interest Rate	Effective Date	Expiration Date	Fair Value at June 30, 2012
3-Month Euro Interbank Offered Rate (“Euribor”) (a) (b)	“Pay-fixed” swap	$128,911	5.6%	7/2006	7/2016	$(13,566)
3-Month Euribor (a) (b)	“Pay-fixed” swap	8,248	5.0%	4/2007	7/2016	(868)
3-Month Euribor (a) (b)	“Pay-fixed” swap	5,835	5.6%	4/2008	10/2015	(614)
1-Month London Interbank Offered Rate (“LIBOR”)	“Pay-fixed” swap	3,071	6.5%	8/2009	9/2012	(12)
3-Month Euribor (a)	“Pay-fixed” swap	20,087	3.4%	4/2012	7/2013	(76)
1-Month LIBOR	“Pay-fixed” swap	7,000	4.4%	6/2012	3/2022	(91)

						$(15,227)

(a)	Amounts are based upon the applicable exchange rate at June 30, 2012.
(b)	Notional and fair value amounts include, on a combined basis, portions attributable to noncontrolling interests totaling $35.7 million and $3.8 million, respectively.

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

In order to hedge certain of our foreign currency cash flow exposures, we enter into foreign currency forward contracts. A foreign currency forward contract is a commitment to deliver a certain amount of currency at a certain price on a specific date in the future. By entering into forward contracts, we are locked into a future currency exchange rate for the term of the contract. These instruments guarantee that the exchange rate will not fluctuate beyond the range of the options’ strike prices.

The following table presents the foreign currency derivative contracts we had outstanding at June 30, 2012 which were designated as cash flow hedges (dollars in thousands, except strike price):

Type	Notional Amount (a)	Strike Price	Effective Date	Expiration Date	Fair Value at June 30, 2012
Forward contracts	$61,653	$1.27 - 1.30	5/2012	9/2012 - 6/2017	$531

(a)	Amounts are based upon the exchange rate of the Euro at June 30, 2012.

Stock Warrants

We own stock warrants that were generally granted to us by lessees in connection with structuring initial lease transactions. These warrants are defined as derivative instruments because they are readily convertible to cash or provide for net cash settlement upon conversion.

CPA®:15 6/30/2012 10-Q — 18

Notes to Consolidated Financial Statements

Embedded Credit Derivative

We own interests in a German unconsolidated investment that obtained non-recourse mortgage financing for which the interest rate has both fixed and variable components. We account for this investment under the equity method of accounting. In connection with providing the financing, the lender entered into an interest rate swap agreement on its own behalf through which the fixed interest rate component on the financing was converted into a variable interest rate instrument. Through the entity, we have the right, at our sole discretion, to prepay this debt at any time and to participate in any realized gain or loss on the interest rate swap at that time. This participation right is deemed to be an embedded credit derivative. Based on valuations obtained at June 30, 2012 and December 31, 2011, the embedded credit derivative had no value and a fair value of less than $0.1 million, respectively, including the effect of foreign currency translation. For the three months ended June 30, 2012 and 2011, this derivative generated an unrealized gain of less than $0.1 million and an unrealized loss of less than $0.1 million, respectively. For both the six months ended June 30, 2012 and 2011, this derivative generated an unrealized loss of less than $0.1 million. Amounts provided are the total amounts attributable to the investment and do not represent our proportionate share. Changes in the fair value of the embedded credit derivative are recognized in the investment’s earnings.

Other

Amounts reported in Other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt. At June 30, 2012, we estimate that an additional $3.6 million, inclusive of amounts attributable to noncontrolling interests of $1.2 million, will be reclassified as interest expense during the next 12 months.

We measure our credit exposure on a counterparty basis as the net positive aggregate estimated fair value of our derivatives, net of collateral received, if any. No collateral was received as of June 30, 2012. At June 30, 2012, our total credit exposure and the maximum exposure to any single counterparty was $0.3 million.

Some of the agreements we have with our derivative counterparties contain certain credit contingent provisions that could result in a declaration of default against us regarding our derivative obligations if we either default or are capable of being declared in default on certain of our indebtedness. At June 30, 2012, we had not been declared in default on any of our derivative obligations. The estimated fair value of our derivatives that were in a net liability position was $16.0 million and $14.5 million at June 30, 2012 and December 31, 2011, respectively, which included accrued interest but excluded any adjustment for nonperformance risk. If we had breached any of these provisions at either June 30, 2012 or December 31, 2011, we could have been required to settle our obligations under these agreements at their aggregate termination value of $17.2 million or $15.7 million, respectively, inclusive of amounts attributable to noncontrolling interests totaling $4.3 million and $3.9 million, respectively.

CPA®:15 6/30/2012 10-Q — 19

Notes to Consolidated Financial Statements

Portfolio Concentration Risk

Concentrations of credit risk arise when a group of tenants is engaged in similar business activities or is subject to similar economic risks or conditions that could cause them to default on their lease obligations to us. We regularly monitor our portfolio to assess potential concentrations of credit risk. While we believe our portfolio is reasonably well diversified, it does contain concentrations in excess of 10%, based on the percentage of our annualized contractual minimum base rent for the second quarter of 2012, in certain areas, as shown in the tables below. The percentages in the tables below represent our directly-owned real estate properties and do not include our pro rata share of equity investments.

June 30, 2012
Region:
Total U.S.	66%

France	11%
Other Europe	23%

Total Europe	34%

Total	100%

Property Type:
Office	26%
Warehouse/Distribution	18%
Industrial	17%
Retail	16%
Self-storage	14%
All other	9%

Total	100%

Tenant Industry:
Retail	23%
Electronics	10%
All other	67%

Total	100%

Tenant:
Mercury Partners/U-Haul Moving (US)	14%

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

Note 10. Impairment Charges

We periodically assess whether there are any indicators that the value of our real estate investments may be impaired or that their carrying value may not be recoverable. For investments in real estate in which an impairment indicator is identified, we follow a two-step process to determine whether the investment is impaired and to determine the amount of the charge. First, we compare the carrying value of the real estate to the future net undiscounted cash flow that we expect the real estate will generate, including any estimated proceeds from the eventual sale of the real estate. If this amount is less than the carrying value, the real estate is considered to be impaired, and we then measure the loss as the excess of the carrying value of the real estate over the estimated fair value of the real estate, which is primarily determined using market information such as recent comparable sales or broker quotes. If relevant market information is not available or is not deemed appropriate, we perform a future net cash flow analysis discounted for inherent risk associated with each investment.

CPA®:15 6/30/2012 10-Q — 20

Notes to Consolidated Financial Statements

The following table summarizes impairment charges recognized on our consolidated real estate investments for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Equity investments in real estate (a)	$-	$1,107	$-	$1,107

Total impairment charges included in income from continuing operations	-	1,107	-	1,107
Impairment charges included in discontinued operations	-	10,361	-	18,923

Total impairment charges	$-	$11,468	$-	$20,030

(a)	Impairment charges on our equity investments in real estate are included in Income from equity investments in real estate within the consolidated financial statements.

Impairment charges during the three and six months ended June 30, 2011 were as follows:

Best Buy Stores, L.P.

During the second quarter of 2011, we recognized an impairment charge totaling $10.4 million, inclusive of amounts attributable to noncontrolling interests of $3.8 million, on several properties leased to Best Buy Stores, L.P. (“Best Buy”) in order to reduce their carrying values to their estimated fair values based upon the potential sale of the properties, which was consummated in September 2011. The results of operations of these properties are included in Income (loss) from discontinued operations in the consolidated financial statements.

The Talaria Company (Hinckley)

During the second quarter of 2011, we recognized an other-than-temporary impairment charge of $1.1 million on our equity interest in an entity that leased properties to Hinckley in order to reduce the carrying value of our interest to its estimated fair value. At June 30, 2012, this investment was classified as Equity investments in real estate in the consolidated financial statements.

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

Note 11. Noncontrolling Interests

Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. There were no changes in our ownership interest in any of our consolidated subsidiaries for the six months ended June 30, 2012.

CPA®:15 6/30/2012 10-Q — 21

Notes to Consolidated Financial Statements

The following table presents a reconciliation of total equity, the equity attributable to our stockholders and the equity attributable to noncontrolling interests (in thousands):

	Six Months Ended June 30, 2012
	Total Equity	CPA®:15 Stockholders	Noncontrolling Interests
Balance at beginning of period	$1,000,447	$817,521	$182,926
Shares issued	7,240	7,240	-
Contributions	1,016	-	1,016
Net income	82,056	54,458	27,598
Distributions	(60,653)	(48,013)	(12,640)
Change in other comprehensive income	(6,271)	(4,462)	(1,809)
Shares repurchased	(2,167)	(2,167)	-

Balance at end of period	$1,021,668	$824,577	$197,091

	Six Months Ended June 30, 2011
	Total Equity	CPA®:15 Stockholders	Noncontrolling Interests
Balance at beginning of period	$1,054,089	$835,316	$218,773
Shares issued	14,944	14,944	-
Contributions	4,862	-	4,862
Net income	30,339	22,509	7,830
Distributions	(62,926)	(47,141)	(15,785)
Change in other comprehensive income	20,707	15,349	5,358
Shares repurchased	(1,557)	(1,557)	-

Balance at end of period	$1,060,458	$839,420	$221,038

Note 12. Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code. We believe we have operated, and we intend to continue to operate, in a manner that allows us to continue to qualify as a REIT. Under the REIT operating structure, we are permitted to deduct distributions paid to our stockholders and generally will not be required to pay U.S. federal income taxes. Accordingly, no provision has been made for U.S. federal income taxes in the consolidated financial statements.

We conduct business in the various states and municipalities within the U.S. and in the European Union, and as a result, we file income tax returns in the U.S. federal jurisdiction and various state and certain foreign jurisdictions.

We account for uncertain tax positions in accordance with current authoritative accounting guidance. At both June 30, 2012 and December 31, 2011, we had unrecognized tax benefits of $0.3 million that, if recognized, would have a favorable impact on our effective income tax rate in future periods. We recognize interest and penalties related to uncertain tax positions in income tax expense. At both June 30, 2012 and December 31, 2011, we had $0.1 million of accrued interest related to uncertain tax positions.

Our tax returns are subject to audit by taxing authorities. Such audits can often take years to complete and settle. The tax years 2006 through 2012 remain open to examination by the major taxing jurisdictions to which we are subject.

Note 13. Discontinued Operations

From time to time, tenants may vacate space due to lease buy-outs, elections not to renew their leases, insolvency or lease rejection in the bankruptcy process. In these cases, we assess whether we can obtain the highest value from the property by re-leasing or selling it. In addition, in certain cases, we may try to sell a property that is occupied. When it is appropriate to do so under current authoritative accounting guidance for the disposal of long-lived assets, we classify the property as an asset held for sale on our consolidated balance sheet and the current and prior period results of operations of the property are reclassified as discontinued operations.

CPA®:15 6/30/2012 10-Q — 22

Notes to Consolidated Financial Statements

The results of operations for properties that are held for sale or have been sold are reflected in the consolidated financial statements as discontinued operations for all periods presented and are summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$185	$8,939	$1,976	$14,975
Expenses	(577)	(4,730)	(2,309)	(9,625)
Gain on sale of real estate	34,330	589	33,364	1,247
Gain on deconsolidation of a subsidiary	-	-	-	4,501
Gain on extinguishment of debt	-	-	682	-
Impairment charge	-	(10,361)	-	(18,923)

Income (loss) from discontinued operations	$33,938	$(5,563)	$33,713	$(7,825)

2012 — In April 2012, a subsidiary in which we and WPC hold interests of 54% and 46%, respectively, sold its interest in six properties leased to Médica – France, S.A. (“Médica”) for $76.5 million, net of selling costs. Included in selling costs was a $10.9 million asset manager fee paid to a third party upon successful completion of the disposition. We recognized a gain on the sale of $33.9 million.

In April 2012, we sold a vacant property previously leased to Vow Europe Ltd. for $3.3 million, net of selling costs, and recognized a gain on the sale of $0.4 million.

In February 2012, we sold one of the properties leased to Barth Europa Transporte e.K for $4.0 million, net of selling costs, and recognized a gain on the sale of $1.0 million.

In February 2012, we sold a vacant property previously leased to Lillian Vernon for $17.4 million, net of selling costs, and recognized a loss on the sale of $1.7 million. In connection with the sale, we paid $15.8 million to the lender in full satisfaction of the $16.5 million non-recourse mortgage loan encumbering the property, and recognized a gain of $0.7 million on extinguishment of debt.

2011 — In September 2011, we sold several properties leased to Best Buy for $52.5 million, net of selling costs, including amounts attributable to noncontrolling interests of $19.4 million. Our share of the proceeds was $33.1 million, and we recognized a net gain on the sale of the real estate of $0.3 million and a net loss on the defeasance of the related loan of $0.3 million. In connection with the sale, we also recognized an impairment charge during the second quarter of 2011 of $10.4 million on this investment, inclusive of amounts attributable to noncontrolling interests of $3.8 million (Note 10).

During the six months ended June 30, 2011, we sold three properties leased to Childtime Childcare, Inc. for $4.1 million, net of selling costs, and recognized a net gain on these sales of $1.3 million, of which $0.7 million was recognized during the second quarter, excluding impairment charges of $0.3 million recognized in the fourth quarter of 2010.

In June 2011, we sold a property leased to Symphony IRI Group, Inc. for $4.1 million, net of selling costs, inclusive of amounts attributable to noncontrolling interests of $1.4 million. We recognized a net loss on this sale of less than $0.1 million, excluding an impairment charge of $8.6 million, inclusive of amounts attributable to noncontrolling interests of $2.9 million, recognized in the first quarter of 2011 to reduce its carrying value to its estimated fair value, which reflected the contracted sale price (Note 10).

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

CPA®:15 6/30/2012 10-Q — 23

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

Financial Highlights

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	$57,906	$60,184	$121,141	$118,685
Net income attributable to CPA®:15 stockholders	39,483	9,981	54,458	22,509
Cash flow from operating activities			76,476	77,757

Distributions paid	24,032	23,505	47,921	46,839

Supplemental financial measures:
Modified funds from operations	27,390	29,536	57,539	56,988
Adjusted cash flow from operating activities			64,790	66,794

We consider the performance metrics listed above, including certain supplemental metrics that are not defined by GAAP (“non-GAAP”), such as Modified funds from operations (“MFFO”), and Adjusted cash flow from operating activities (“ACFO”), to be important measures in the evaluation of our results of operations, liquidity and capital resources. We evaluate our results of operations with a primary focus on the ability to generate cash flow necessary to meet our objectives of funding distributions to stockholders. See Supplemental Financial Measures below for our definition of these non-GAAP measures and reconciliations to their most directly comparable GAAP measure.

Total revenues decreased for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to the unfavorable impact of foreign currency fluctuations on lease revenue. Total revenues increased for the six months ended June 30, 2012 as compared to the same period in 2011 primarily due to the receipt of $4.8 million in lease termination income related to the former Thales S.A. investment in February 2012, partially offset by the unfavorable impact of foreign currency fluctuations on lease revenue.

Net income attributable to CPA®:15 stockholders increased for the three and six months ended June 30, 2012 as compared to the same periods in 2011, primarily as a result of the gain on the sales of several properties recognized during the second quarter of 2012.

Cash flow from operating activities decreased by $1.3 million for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to the impact of foreign currency fluctuations on operations.

For the three months ended June 30, 2012 as compared to the same period in 2011, our MFFO supplemental measure decreased by $2.1 million, primarily as a result of the decrease in revenue as described above. For the six months ended June 30, 2012 as compared to the same period in 2011, our MFFO supplemental measure increased by $0.6 million, primarily as a result of the increase in revenue as described above.

CPA®:15 6/30/2012 10-Q — 24

For the six months ended June 30, 2012 as compared to the same period in 2011, ACFO decreased by $2.0 million, primarily due to the decrease in cash flow from operating activities.

Our quarterly cash distribution was $0.1823 per share for the second quarter of 2012, which equates to $0.7292 per share on an annualized basis.

Recent Developments

Proposed Merger

On February 17, 2012, we and WPC entered into a definitive agreement pursuant to which, subject to the conditions described below, we will merge with and into a subsidiary of WPC, W. P. Carey Inc., for a combination of cash and shares of WPC Common Stock (after WPC has completed its previously-announced conversion to a REIT). In connection with the Proposed Merger, W. P. Carey Inc. filed a registration statement with the SEC, which was declared effective on July 30, 2012, regarding the shares of WPC Common Stock to be issued to our stockholders in the Proposed Merger. Special meetings have been scheduled on September 13, 2012 to obtain the approval of our stockholders and WPC’s shareholders of the Proposed Merger. The closing of the Proposed Merger is also subject to customary closing conditions and to the condition that WPC has completed its previously-announced conversion to a REIT. If the Proposed Merger is approved and the other closing conditions are met, we currently expect that the closing will occur in the third quarter of 2012, although there can be no assurance of such timing.

In the Proposed Merger, our stockholders will be entitled to receive $1.25 in cash and 0.2326 shares of WPC Common Stock for each share of our common stock owned, which equated to $11.97 per share based on the $46.08 per share closing price of WPC’s common stock as of July 23, 2012. Due to the fixed stock component of the merger consideration, the value of the merger consideration will fluctuate with changes in the market price of WPC’s shares. As described below, our most recently published NAV was $10.40 as of September 30, 2011. The estimated total Proposed Merger consideration includes cash of approximately $151.5 million and the issuance of approximately 28,190,000 shares of WPC Common Stock, based on our total shares outstanding of 131,598,908, of which 10,418,731 shares were owned by WPC, at July 16, 2012, the Record Date. Additionally, as a condition of the Proposed Merger, WPC has agreed to waive its subordinated disposition and termination fees. The Proposed Merger is generally expected to be tax-free for U.S. Federal purposes, except for any gain up to the amount of the cash consideration received by a stockholder and the receipt of cash in lieu of issuing fractional shares of WPC Common Stock. As previously announced, entities related to the Estate of Wm. Polk Carey have agreed to vote the listed shares of WPC held by them, representing approximately 28% of WPC’s outstanding shares, in favor of the Proposed Merger, subject to certain conditions.

In February 2012, our Board of Directors suspended participation in our DRIP in light of the Proposed Merger.

Changes in Management

On July 17, 2012, WPC announced that Mark J. DeCesaris had informed it of his intention to resign as our Chief Financial Officer, as Chief Financial Officer of Corporate Property Associates 16 – Global Incorporated, Corporate Property Associates 17 – Global Incorporated, and Carey Watermark Investors Incorporated, and as Chief Financial Officer of WPC. Mr. DeCesaris plans to remain in those positions, maintaining his responsibilities and assisting in the recruitment of a new Chief Financial Officer, until the transition of his duties is complete. WPC’s board of directors also appointed Mr. DeCesaris to serve as a director, effective as of July 17, 2012.

Current Trends

General Economic Environment

We are impacted by macro-economic environmental factors, the capital markets, and general conditions in the commercial real estate market, both in the U.S. and globally. Economic conditions in the U.S. continue to show some signs of stabilization, while the economic outlook in Europe remains uncertain. It is not possible to predict with certainty the outcome of these trends. Nevertheless, our views of the effects of the current financial and economic trends on our business, as well as our response to those trends, are presented below.

CPA®:15 6/30/2012 10-Q — 25

Foreign Exchange Rates

We have foreign investments and, as a result, are impacted by fluctuations in foreign currency exchange rates. Our results of foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar relative to foreign currencies. For the six months ended June 30, 2012, our revenue denominated in the Euro currency was $48.7 million. International investments carried on our balance sheet are marked to the spot exchange rate as of the balance sheet date. The U.S. dollar strengthened at June 30, 2012 versus the spot rate at December 31, 2011. The Euro/U.S. dollar exchange rate at June 30, 2012 was $1.2578, a 2.9% decrease from the December 31, 2011 rate of $1.2950. This strengthening had an unfavorable impact on our balance sheet at June 30, 2012 as compared to our balance sheet at December 31, 2011.

The operational impact of currency fluctuations on our international investments is measured throughout the year. Due to the decline of the Euro to the U.S. dollar, the average rate we utilized to measure these operations decreased by 7.5% during the six months ended June 30, 2012 versus the same period in 2011. This decrease had an unfavorable impact on our results of operations in the current year period as compared to the prior year period.

Capital Markets

Domestically, new issuances of commercial mortgage-backed securities debt and increasing capital inflows to both commercial real estate debt and equity markets helped increase the availability of mortgage financing and sustained transaction volume during the past few quarters. We continue to observe that the cost for domestic debt remains in check, while events in the Euro-zone have impacted the price and availability of financing and have affected global commercial real estate capitalization rates, which vary depending on a variety of factors, including asset quality, tenant credit quality, geography and lease term.

Financing Conditions

We are impacted by the cost and availability of financing. Despite the recent stabilization in the U.S. credit and real estate financing markets, the ongoing sovereign debt issues in Europe have had the impact of increasing the cost of debt in certain international markets and made it more challenging for us to obtain debt for certain international deals.

Real Estate Sector

As noted above, the commercial real estate market is impacted by a variety of macro-economic factors, including but not limited to growth in gross domestic product, unemployment, interest rates, inflation and demographics. These fundamentals remain at risk of deteriorating further in Europe, which may result in higher vacancies, lower rental rates and lower demand for vacant space in future periods related to international properties. We are chiefly affected by changes in the appraised values of our properties, tenant defaults, inflation, lease expirations and occupancy rates.

Net Asset Value

The advisor generally calculates our NAV by relying in part on an estimate of the fair market value of our real estate provided by a third party, adjusted to give effect to the estimated fair value of mortgages encumbering our assets as well as other adjustments. Our NAV is based on a number of variables, including discount rate, individual tenant credits, lease terms, lending credit spreads, foreign currency exchange rates and tenant defaults, among others. We do not control all of these variables and, as such, cannot predict how they will change in the future.

In connection with our consideration of potential liquidity transactions, including the Proposed Merger, we instructed our advisor to update our NAV as of September 30, 2011 and to retain a third party to prepare an appraisal of our real estate portfolio. Based on the third party’s analysis, our advisor calculated our NAV at September 30, 2011 to be $10.40, unchanged from our NAV at December 31, 2010.

Credit Quality of Tenants

As a net lease investor, we are exposed to credit risk within our tenant portfolio, which can reduce our results of operations and cash flow from operations if our tenants are unable to pay their rent. Tenants experiencing financial difficulties may become delinquent on their rent and/or default on their leases and, if they file for bankruptcy protection, may reject our lease in bankruptcy court, resulting in reduced cash flow, which may negatively impact our NAV and require us to incur impairment charges. Even where a default has not occurred and a tenant is continuing to make the required lease payments, we may restructure or renew leases on less favorable terms,

CPA®:15 6/30/2012 10-Q — 26

or the tenant’s credit profile may deteriorate, which could affect the value of the leased asset and could in turn require us to incur impairment charges. Conversely, improving credit quality has a positive impact on our NAV.

Despite the stabilization in domestic general business conditions over the past few quarters, which had a favorable impact on the overall credit quality of our tenants, we believe that there still remain significant risks to an economic recovery in the Euro-zone and its impact on the global economy. As of the date of this Report, we have no significant exposure to tenants operating under bankruptcy protection. It is possible, however, that tenants may file for bankruptcy or default on their leases in the future and that economic conditions may again deteriorate.

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

Inflation

Inflation impacts our lease revenues because our leases generally have rent adjustments that are either fixed or based on formulas indexed to changes in the Consumer Price Index (“CPI”) or other similar indices for the jurisdiction in which the property is located. Because these rent adjustments may be calculated based on changes in the CPI over a multi-year period, changes in inflation rates can have a delayed impact on our results of operations. We have seen modest inflation in the U.S. during the past quarter that may favorably affect rents in our portfolio in coming years.

Lease Expirations and Occupancy

Lease expirations and occupancy rates impact our revenues. Our advisor actively manages our portfolio and generally begins discussing options with tenants in advance of scheduled lease expirations. In certain cases, we may obtain lease renewals from our tenants; however, tenants may elect to move out at the end of their term or may elect to exercise purchase options, if any, in their leases. In cases where tenants elect not to renew, we may seek replacement tenants or try to sell the property. For those leases that we believe will be renewed, it is possible that renewed rents may be below the tenants’ existing contractual rents and that lease terms may be shorter than historical norms. As of June 30, 2012, we have no significant leases scheduled to expire in the next 12 months. Our occupancy was 99% at June 30, 2012, an increase of 3% from December 31, 2011.

Results of Operations

The following table presents the components of our lease revenues (in thousands):

	Six Months Ended June 30,
	2012	2011
Rental income	$98,708	$101,497
Interest income from direct financing leases	14,471	14,182

	$113,179	$115,679

CPA®:15 6/30/2012 10-Q — 27

The following table sets forth the net lease revenues (i.e., rental income and interest income from direct financing leases) that we earned from lease obligations through our direct ownership of real estate (in thousands):

	Six Months Ended June 30,
Lessee	2012	2011
U-Haul Moving Partners, Inc. and Mercury Partners, LP (a)	$16,154	$16,154
Carrefour France, SAS (a) (b)	9,418	10,170
OBI A.G. (a) (b)	8,120	8,609
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 1) (a) (b)	7,359	7,936
True Value Company (a)	7,191	7,191
Pohjola Non-Life Insurance Company (a) (b)	4,489	4,684
Universal Technical Institute (c)	4,474	3,841
TietoEnator plc. (a) (b)	4,200	4,387
Police Prefecture, French Government (a) (b)	3,853	4,114
Foster Wheeler AG	3,276	3,134
Life Time Fitness, Inc.	2,451	2,451
Oriental Trading Company	2,092	2,022
Berry Plastics Corporation	1,885	1,813
Danka Office Imaging Company	1,799	1,799
Omnicom Group, Inc. (d)	1,708	1,536
Thales S.A. (a) (b) (e)	626	2,200
Other	34,084	33,638

	$113,179	$115,679

(a)	These revenues are generated in consolidated investments, generally with our affiliates, and on a combined basis include revenues applicable to noncontrolling interests totaling $25.8 million and $27.2 million for the six months ended June 30, 2012 and 2011, respectively.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(c)	This increase was primarily due to an adjustment made in the third quarter of 2011 related to amendments and adjustments to direct financing leases.
(d)	This increase was primarily due to a CPI-based rent increase.
(e)	In December 2011, at the end of its lease term, Thales S.A. vacated the building and our subsidiary entered into leases with three new tenants at significantly reduced rent.

CPA®:15 6/30/2012 10-Q — 28

We recognize income from equity investments in real estate, of which lease revenues are a significant component. The following table sets forth the net lease revenues earned by these investments from both continuing and discontinued operations. Amounts provided are the total amounts attributable to the investments and do not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at June 30, 2012	Six Months Ended June 30,
		2012	2011
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	40%	$17,352	$18,434
Marriott International, Inc.	47%	8,193	8,596
C1000 Logistiek Vastgoed B.V. (b) (c)	15%	7,261	7,052
Advanced Micro Devices	33%	5,972	5,972
Schuler A.G. (b)	34%	3,077	3,257
The Talaria Company (Hinckley) (d)	30%	2,358	2,501
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (b) (e)	33%	2,031	1,365
Hologic, Inc.	64%	1,908	1,764
Del Monte Corporation	50%	1,763	1,763
PETsMART, Inc. (f)	30%	1,101	3,808
Builders FirstSource, Inc.	40%	831	803
SaarOTEC (b)	50%	236	255

		$52,083	$55,570

(a)	In addition to lease revenues, the investment also earned interest income of $0.9 million on a note receivable for both the six months ended June 30, 2012 and 2011, respectively.
(b)	Amounts are subject to fluctuations in foreign currency exchange rates. The average conversion rate for the U.S. dollar in relation to the Euro during the six months ended June 30, 2012 decreased by approximately 7.5% in comparison to the same period in 2011, resulting in a negative impact on lease revenues for our Euro-denominated investments in the current year period.
(c)	We acquired our interest in this investment in January 2011.
(d)	In January 2011, the Hinckley investment was restructured and the investment received a 27% equity stake in Talaria Holdings, LLC in return for a 5-year restructured rent schedule, which resulted in a reduction in lease revenue.
(e)	This increase was primarily due to an adjustment made in the first quarter of 2012 related to amendments and adjustments to direct financing leases.
(f)	In July 2011, the investment sold all 11 of its retail properties. The investment continues to own a distribution center.

Lease Revenues

As of June 30, 2012, 76% of our net leases, based on annualized contractual minimum base rent, provide for adjustments based on formulas indexed to changes in the CPI, or other similar indices for the jurisdiction in which the property is located, some of which have caps and/or floors. In addition, 24% of our net leases have fixed rent adjustments. We own international investments and, therefore, lease revenues from these investments are subject to fluctuations in exchange rate movements in foreign currencies, primarily the Euro.

During the three months ended June 30, 2012, we did not sign any new leases. During the six months ended June 30, 2012, we signed one new lease totaling approximately 107,134 square feet of leased space. The new rent for this leased space was $2.81 per square foot and the former rent was $4.90 per square foot. We provided a tenant improvement allowance of $0.1 million on the lease.

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, lease revenues decreased by $2.3 million and $2.5 million, respectively, primarily as a result of reductions in lease revenues of $2.4 million and $3.3 million, respectively, from the unfavorable impact of foreign currency fluctuations and $0.8 million and $1.5 million, respectively, due to the effects of lease restructurings and lease expirations. These decreases were partially offset by scheduled rent increases on several properties totaling $0.7 million and $1.8 million, respectively, and changes in estimates of the unguaranteed residual value of certain properties carried as net investment in direct financing leases of $0.4 million and $0.8 million, respectively.

CPA®:15 6/30/2012 10-Q — 29

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

For the six months ended June 30, 2012 as compared to the same period in 2011, other operating income increased by $5.0 million, primarily due to the receipt of $4.8 million in lease termination income related to Thales S.A. vacating the property.

General and Administrative

For the three months ended June 30, 2012 as compared to the same period in 2011, general and administrative expenses increased by $0.4 million, primarily due to an increase in professional fees of $0.3 million. Professional fees include accounting, legal, and investor-related expenses incurred in the normal course of business.

For the six months ended June 30, 2012 as compared to the same period in 2011, general and administrative expenses increased by $3.0 million, primarily due to an increase in professional fees of $1.4 million, as well as costs incurred related to the Proposed Merger of $1.3 million.

Depreciation and Amortization

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, depreciation and amortization decreased by $0.9 million and $1.7 million, respectively, primarily as a result of the impact of fluctuations in foreign currency exchange rates.

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

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, income from equity investments in real estate increased by $4.7 million and $4.0 million, respectively, primarily due to our $2.3 million share of a gain on the extinguishment of debt recognized by a jointly-owned investment in the second quarter of 2012 (Note 6) and an impairment charge of $1.1 million recognized on an entity in which we hold an equity interest during the second quarter of 2011 (Note 10).

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

During the three months ended June 30, 2012, we recognized net other income of $3.1 million, which was comprised primarily of the gain recognized on the sale of the land adjacent to the property leased to the Shaklee Corporation of $5.8 million (Note 4), partially offset by net unrealized and realized foreign currency transaction losses of $1.3 million. During the comparable prior year period, we recognized net other income of $2.3 million, which was comprised primarily of net realized gains on derivatives, net realized foreign currency transactions gains, and net unrealized foreign currency transaction gains of $1.2 million, $0.6 million, and $0.4 million, respectively.

CPA®:15 6/30/2012 10-Q — 30

During the six months ended June 30, 2012, we recognized net other income of $3.8 million, which was comprised primarily of the gain recognized on the sale of the land adjacent to the property leased to the Shaklee Corporation of $5.8 million, partially offset by net realized and unrealized foreign currency transaction losses of $1.3 million and $0.6 million, respectively. During the comparable prior year period, we recognized net other income of $4.0 million, which was comprised primarily of net unrealized foreign currency transactions gains, net realized gains on derivatives, and net realized foreign currency transaction gains of $1.6 million, $1.2 million, and $0.8 million, respectively.

Interest Expense

For the three and six months ended June 30, 2012 as compared to the same periods in 2011, interest expense decreased by $1.4 million and $2.4 million, respectively, primarily as a result of the impact of fluctuations in foreign currency exchange rates.

Income (Loss) from Discontinued Operations

For the three and six months ended June 30, 2012, we recognized income from discontinued operations of $33.9 million and $33.7 million, respectively, primarily due to the gain recognized on the sale of properties leased to Médica of $33.9 million during the second quarter (Note 13).

For the three and six months ended June 30, 2011, we recognized a loss from discontinued operations of $5.6 million and $7.8 million, respectively. The loss for the three months ended June 30, 2011 was primarily due to impairment charges totaling $10.4 million related to several domestic properties to reduce their carrying values to their estimated fair values based on contracted sales prices, partially offset by income generated from the operations of discontinued properties of $4.2 million. The loss for the six months ended June 30, 2011 was primarily due to impairment charges totaling $18.9 million related to several domestic properties to reduce their carrying values to their estimated fair values based on contracted sales prices, partially offset by the following gains on income: a $4.5 million gain on deconsolidation of a subsidiary that we recognized when we consented to a court order appointing a receiver on properties previously leased to Advanced Accessory Systems LLC; net gains of $1.3 million recognized on the sale of three domestic properties; and income generated from the operations of discontinued properties of $5.4 million.

Net Income Attributable to Noncontrolling Interests

For the three months ended June 30, 2012 as compared to the same period in 2011, net income attributable to noncontrolling interests increased by $15.6 million, primarily due to the disposition of properties leased to Médica in May 2012, which had an impact of $14.9 million.

For the six months ended June 30, 2012 as compared to the same period in 2011, net income attributable to noncontrolling interests increased by $19.8 million, primarily due to the disposition of properties leased to Médica in May 2012 and the disposition of properties leased to Best Buy in September 2011, which had an impact of $14.9 million and $3.4 million, respectively.

Net Income Attributable to CPA®:15 Stockholders

For the three and six months ended June 30, 2012, as compared to the same periods in 2011, the resulting net income attributable to CPA®:15 stockholders increased by $29.5 million and $31.9 million, respectively.

Modified Funds from Operations (MFFO)

MFFO is a non-GAAP measure we use to evaluate our business. For a definition of MFFO and a reconciliation to net income attributable to CPA®:15 stockholders, see Supplemental Financial Measures below. For the three months ended June 30, 2012, as compared to the same period in 2011, MFFO decreased by $2.1 million, primarily due to the unfavorable impact of foreign currency fluctuations on lease revenue. For the six months ended June 30, 2012 as compared to the same period in 2011, MFFO increased by $0.6 million, primarily due to the receipt of $4.8 million in lease termination income related to the former Thales S.A. lease, partially offset by the unfavorable impact of foreign currency fluctuations on lease revenue.

Financial Condition

Sources and Uses of Cash During the Period

We use the cash flow generated from our investments to meet our operating expenses, service debt and fund distributions to stockholders. Our cash flows fluctuate period to period due to a number of factors, which may include, among other things, the timing

CPA®:15 6/30/2012 10-Q — 31

of purchases and sales of real estate, the timing of the receipt of proceeds from and the repayment of non-recourse mortgage loans and receipt of lease revenues, the advisor’s annual election to receive fees in shares of our common stock or cash, the timing and characterization of distributions from equity investments in real estate, payment to the advisor of the annual installment of deferred acquisition fees and interest thereon in the first quarter and changes in foreign currency exchange rates. Despite these fluctuations, we believe that we will generate sufficient cash from operations and from equity distributions in excess of equity income in real estate to meet our normal recurring short-term and long-term liquidity needs. We may also use existing cash resources, the proceeds of non-recourse mortgage loans and the issuance of additional equity securities to meet these needs. We assess our ability to access capital on an ongoing basis. Our sources and uses of cash during the period are described below.

Operating Activities

During the six months ended June 30, 2012, we used cash flows from operating activities of $76.5 million primarily to fund net cash distributions to stockholders of $43.2 million, which excluded $4.7 million in dividends that were reinvested by stockholders in shares of our common stock through the DRIP, and to pay distributions of $12.6 million to affiliates that hold noncontrolling interests in various investments with us.

Investing Activities

Our investing activities are generally comprised of real estate-related transactions (purchases and sales), payment of our annual installment of deferred acquisition fees to the advisor and capitalized property-related costs. During the six months ended June 30, 2012, we received proceeds totaling $110.2 million from the sale of several properties, including $76.5 million related to the sale of properties leased to Médica, and $4.4 million in distributions from our equity investments in real estate in excess of cumulative equity income. We also received $1.6 million in proceeds from the repayment of a note receivable. Funds totaling $76.8 million and $70.1 million were invested in and released from, respectively, lender-held investment accounts. We contributed $9.6 million to our jointly-owned Hellweg 2 investment to acquire the B-note loan tranche related to its non-recourse mortgage loan outstanding. We also contributed $2.5 million to our jointly-owned Builders FirstSource, Inc. investment to repay the outstanding balance on its maturing non-recourse mortgage loan. We received $5.3 million in proceeds from the principal payoff by our CCMT investment. In January 2012, we paid our annual installment of deferred acquisition fees to the advisor, which totaled $1.5 million.

Financing Activities

As noted above, during the six months ended June 30, 2012, we paid distributions to stockholders and to affiliates that hold noncontrolling interests in various investments with us. We also made scheduled and prepaid mortgage principal installments of $29.5 million and $60.8 million, respectively. We received $7.0 million in net proceeds from mortgage financings as a result of refinancing one mortgage loan. We received $4.7 million as a result of issuing shares through our DRIP, net of costs, and used $2.2 million to repurchase shares through our redemption plan, as described below. Funds totaling $39.7 million were released from and placed into lender-held escrow accounts for mortgage-related payments.

We maintain a quarterly redemption plan pursuant to which we may, at the discretion of our board of directors, redeem shares of our common stock from stockholders seeking liquidity. The terms of the plan limit the number of shares we may redeem so that the shares we redeem in any quarter, together with the aggregate number of shares redeemed in the preceding three fiscal quarters, does not exceed a maximum of 5% of our total shares outstanding as of the last day of the immediately preceding quarter. In addition, our ability to effect redemptions is subject to our having available cash to do so. Due to higher levels of redemption requests as compared to prior years, as of the second quarter of 2009 redemptions totaled approximately 5% of total shares outstanding. In light of reaching the 5% limitation and our desire to preserve capital and liquidity, in June 2009 our board of directors approved the suspension of our redemption plan. We have made limited exceptions to the suspension of the plan in cases of death, qualifying disability or receipt of qualifying long-term care. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan, which remains suspended in light of the Proposed Merger.

During the six months ended June 30, 2012, we received qualified requests to redeem 216,888 shares of our common stock through our redemption plan, pursuant to the limited exceptions described above, all of which were redeemed during the second quarter of 2012, which included redemption requests for 90,770 shares received in the first quarter that were not processed until the second quarter. The average price per share at which the shares were redeemed was $9.99. We funded these share redemptions from the proceeds of the sale of shares of our common stock pursuant to our DRIP, prior to its suspension as noted above.

CPA®:15 6/30/2012 10-Q — 32

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO is a non-GAAP measure that we use to evaluate our business. For a definition of ACFO and reconciliation to cash flow from operating activities, see Supplemental Financial Measures below.

Our ACFO for the six months ended June 30, 2012 was $64.8 million, a decrease of $2.0 million over the comparable prior year period. This decrease was primarily due to the decrease in cash flow from operating activities.

Summary of Financing

The table below summarizes our non-recourse debt (dollars in thousands):

	June 30, 2012	December 31, 2011
Balance
Fixed rate	$955,154	$1,070,383
Variable rate (a)	266,015	250,575

Total	$1,221,169	$1,320,958

Percent of total debt
Fixed rate	78%	81%
Variable rate (a)	22%	19%

	100%	100%

Weighted-average interest rate at end of period
Fixed rate	5.8%	5.7%
Variable rate (a)	5.1%	5.3%

(a)	Variable-rate debt at June 30, 2012 included (i) $173.1 million that was effectively converted to fixed rates through interest rate swap derivative instruments and (ii) $92.9 million in non-recourse mortgage loan obligations that bore interest at fixed rates but that convert to variable rates during their terms.

Cash Resources

At June 30, 2012, our cash resources consisted of cash and cash equivalents totaling $190.5 million. Of this amount, $25.8 million, at then-current exchange rates, was held by foreign subsidiaries, but we could be subject to restrictions or significant costs should we decide to repatriate these amounts. We also had unleveraged properties that had an aggregate carrying value of $68.5 million at June 30, 2012, although there can be no assurance that we would be able to obtain financing for these properties. Our cash resources can be used for working capital needs and other commitments.

Cash Requirements

During the next 12 months, we expect that cash payments will include paying distributions to our stockholders and to our affiliates who hold noncontrolling interests in our subsidiaries, making scheduled mortgage loan principal payments of $176.7 million, as well as other normal recurring operating expenses. Balloon payments on our mortgage loan obligations totaling $140.3 million will be due during the next 12 months, inclusive of amounts attributable to noncontrolling interests of $32.4 million, and exclude our share of balloon payments on our unconsolidated jointly-owned investments of $13.3 million. We are actively seeking to refinance certain of these loans and believe we have sufficient financing alternatives and/or cash resources that can be used to make these payments.

We expect to fund future investments, any capital expenditures on existing properties and scheduled debt maturities on non-recourse mortgage loans through cash generated from operations or the use of our cash reserves.

CPA®:15 6/30/2012 10-Q — 33

Off-Balance Sheet Arrangements and Contractual Obligations

The table below summarizes our debt, off-balance sheet arrangements and other contractual obligations at June 30, 2012 and the effect that these arrangements and obligations are expected to have on our liquidity and cash flow in the specified future periods (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Non-recourse debt — Principal (a)	$1,221,977	$176,664	$576,725	$70,120	$398,468
Deferred acquisition fees — Principal	654	289	365	-	-
Interest on borrowings and deferred acquisition fees (b)	254,495	64,963	90,500	44,685	54,347
Subordinated disposition fees (c)	7,998	7,998	-	-	-
Operating and other lease commitments (d)	17,064	1,840	3,667	3,223	8,334

	$1,502,188	$251,754	$671,257	$118,028	$461,149

(a)	Excludes $0.8 million of unamortized discount on a note, which was included in Non-recourse debt at June 30, 2012.
(b)	Interest on unhedged variable-rate debt obligations was calculated using the applicable annual variable interest rates and balances outstanding at June 30, 2012.
(c)	Payable to the advisor, subject to meeting contingencies, in connection with any liquidity event, such as the Proposed Merger. There can be no assurance that any liquidity event, including the Proposed Merger, will be achieved in this time frame. See Recent Developments above.
(d)	Operating and other lease commitments consist primarily of rent obligations under ground leases and our share of future minimum rents payable under an office cost-sharing agreement with certain affiliates for the purpose of leasing office space used for the administration of real estate entities. Amounts under the cost-sharing agreement are allocated among the entities based on gross revenues and are adjusted quarterly. The table above excludes the rental obligations under ground leases of two investments in which we own a combined interest of 38%. These obligations total $29.1 million over the lease terms, which extend through 2091. We account for these investments under the equity method of accounting.

Amounts in the table above related to our foreign operations are based on the exchange rate of the local currencies at June 30, 2012, which consisted primarily of the Euro. At June 30, 2012, we had no material capital lease obligations for which we were the lessee, either individually or in the aggregate.

CPA®:15 6/30/2012 10-Q — 34

Equity Investments

We have investments in unconsolidated investments that own single-tenant properties net leased to corporations. Generally, the underlying investments are jointly-owned with our affiliates. Summarized financial information for these investments and our ownership interest in the investments at June 30, 2012 is presented below. Summarized financial information provided represents the total amounts attributable to the investments and does not represent our proportionate share (dollars in thousands):

Lessee	Ownership Interest at June 30, 2012	Total Assets	Total Third- Party Debt	Maturity Date
C1000 Logistiek Vastgoed B.V. (a)	15%	$186,535	$88,675	3/2013
Waldaschaff Automotive GmbH and Wagon Automotive Nagold GmbH (a)	33%	40,942	18,900	8/2015
Del Monte Corporation	50%	13,150	11,070	8/2016
SaarOTEC (a)	50%	5,734	8,589	12/2016 & 1/2017
Builders FirstSource, Inc.	40%	13,560	-	3/2017
Hellweg Die Profi-Baumarkte GmbH & Co. KG (Hellweg 2) (a) (b)	40%	413,073	315,270	4/2017
Advanced Micro Devices, Inc.	33%	80,976	55,614	1/2019
PETsMART, Inc.	30%	26,852	19,741	9/2021
Hologic, Inc.	64%	25,557	13,003	5/2023
The Talaria Company (Hinckley)	30%	50,012	27,539	6/2025
Marriott International, Inc.	47%	132,209	-	N/A
Schuler A.G. (a)	34%	64,159	-	N/A
The Upper Deck Company	50%	26,120	-	N/A

		$1,078,879	$558,401

(a)	Dollar amounts shown are based on the exchange rate of the Euro at June 30, 2012.
(b)	Ownership interest represents our combined interest in two investments. Total assets exclude a note receivable from an unaffiliated third party. Total third-party debt excludes a related noncontrolling interest that is redeemable by the unaffiliated third party. The note receivable and noncontrolling interest each had a carrying value of $20.7 million at June 30, 2012.

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

Funds from Operations (FFO) and Modified Funds from Operations (MFFO)

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, Inc., or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to nor a substitute for net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, impairment charges on real estate, and depreciation and amortization; and after adjustments for unconsolidated partnerships and jointly-owned investments. Adjustments for unconsolidated partnerships and jointly-owned investments are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

CPA®:15 6/30/2012 10-Q — 35

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

CPA®:15 6/30/2012 10-Q — 36

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income or income from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance.

CPA®:15 6/30/2012 10-Q — 37

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.

FFO and MFFO were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to CPA®:15 stockholders	$39,483	$9,981	$54,458	$22,509
Adjustments:
Depreciation and amortization of real property	12,016	14,246	24,489	28,523
Gain on sale of real estate	(40,122)	(589)	(39,156)	(1,247)
Impairment charges (a)	-	10,361	-	18,922
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at FFO:
Depreciation and amortization of real property	2,171	2,746	4,538	4,931
Impairment charges (a)	-	-	(22)	-
Loss on sale of real estate	-	17	-	17
Proportionate share of adjustments for noncontrolling interests to arrive at FFO	12,622	(3,822)	9,693	(7,626)

Total adjustments	(13,313)	22,959	(458)	43,520

FFO — as defined by NAREIT (a)	26,170	32,940	54,000	66,029

Adjustments:
Other depreciation, amortization and non-cash charges	1,303	(514)	573	(2,001)
Straight-line and other rent adjustments (b)	268	(2,159)	370	(2,183)
Allowance for credit losses (c)	-	-	-	1,357
Merger expenses	16	-	1,339	-
Loss (gain) on extinguishment of debt	208	-	(474)	-
Gain on deconsolidation of subsidiary	-	-	-	(4,501)
Acquisition expenses (d)	171	174	343	348
Above (below)-market rent intangible lease amortization, net (e)	1,266	1,319	2,535	2,755
(Accretion of discounts) / amortization of premiums on debt investments, net	(572)	225	(206)	187
Realized losses (gains) on foreign currency, derivatives and other (f)	1,232	(1,801)	1,262	(1,973)
Unrealized losses on mark-to-market adjustments (g)	2	-	4	8
Proportionate share of adjustments to equity in net income of partially-owned entities to arrive at MFFO:
Other depreciation, amortization and other non-cash charges	-	13	155	36
Straight-line and other rent adjustments (b)	275	183	443	324
Impairment charges (h)	-	1,107	-	1,107
Gain on extinguishment of debt (i)	(2,320)	-	(2,320)	-
Acquisition expenses (d)	17	12	35	25
Above (below)-market rent intangible lease amortization, net (e)	238	214	250	254
Realized gains on foreign currency, derivatives and other (f)	(86)	(11)	(86)	(8)
Proportionate share of adjustments for noncontrolling interests to arrive at MFFO	(798)	(2,166)	(684)	(4,776)

Total adjustments	1,220	(3,404)	3,539	(9,041)

MFFO	$27,390	$29,536	$57,539	$56,988

(a)

The SEC Staff has recently stated that they take no position on the inclusion or exclusion of impairment write-downs in arriving at FFO. Since 2003, NAREIT has taken the position that the exclusion of impairment charges is consistent with its

CPA®:15 6/30/2012 10-Q — 38

definition of FFO. Accordingly, we have revised our computation of FFO to exclude impairment charges, if any, in arriving at FFO for all periods presented.
(b)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), management believes that MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(c)	An allowance for credit losses was recorded during the first quarter of 2011 on a direct financing lease and is considered a non-real estate impairment. As such, this allowance for credit losses was not included in our computation of FFO as defined by NAREIT but was included as an adjustment in arriving at MFFO as this charge was not directly related or attributable to our operations.
(d)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to stockholders, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(e)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(f)	Management believes that adjusting for fair value adjustments for derivatives provides useful information because such fair value adjustments are based on market fluctuations and may not be directly related or attributable to our operations.
(g)	Management believes that adjusting for mark-to-market adjustments is appropriate because they are items that may not be reflective of on-going operations and reflect unrealized impacts on value based only on then current market conditions, although they may be based upon current operational issues related to an individual property or industry or general market conditions. The need to reflect mark-to-market adjustments is a continuous process and is analyzed on a quarterly and/or annual basis in accordance with GAAP.
(h)	Impairment charges were incurred during the second quarter of 2011 on our equity interest in an entity and are considered non-real estate impairments. As such, these impairment charges were not included in our computation of FFO as defined by NAREIT but were included as an adjustment in arriving at MFFO as these charges were not directly related or attributable to our operations.
(i)	Relates to our share of gain on the extinguishment of debt recognized by a jointly-owned investment (Note 6).

Adjusted Cash Flow from Operating Activities (ACFO)

ACFO refers to our cash flow from operating activities (as computed in accordance with GAAP) adjusted, where applicable, primarily to: add cash distributions of property-level operating cash flows that we receive from our investments in unconsolidated real estate jointly-owned investments in excess of our equity income; subtract cash distributions of property-level operating cash flows that we make to our noncontrolling partners in real estate jointly-owned investments that we consolidate net of such partners’ contributions to our share of property-level operating cash flows; and eliminate changes in working capital. We hold a number of interests in real estate jointly-owned investments, and we believe that adjusting our GAAP cash flow provided by operating activities to reflect these actual cash receipts and cash payments that are attributable to the property-level operating cash flows of the underlying jointly-owned investments, as well as eliminating the effect of timing differences between the payment of certain liabilities and the receipt of certain receivables in a period other than that in which the item is recognized, may give investors additional information about our actual cash flow that is not incorporated in cash flow from operating activities as defined by GAAP. The jointly-owned investments are property-owning entities and their activities are generally limited to receiving rental income, financing the property and ultimately disposing of the property. Distributions and contributions related to these activities are based on the ownership percentages of the partners in each jointly-owned investment. In accordance with each jointly-owned investment’s operating agreement, jointly-owned investment

CPA®:15 6/30/2012 10-Q — 39

partners generally participate in the jointly-owned investment’s operating cash flow, debt financing and proceeds from property distributions. Distributions of cash to jointly-owned investment partners are typically made on a monthly basis.

We believe that ACFO is a useful supplemental measure for assessing the cash flow generated from our core operations as it gives investors important information about our liquidity that is not provided within cash flow from operating activities as defined by GAAP, and we use this measure when evaluating distributions to stockholders.

The following summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$76,476	$77,757

Cash flow provided by (used in) investing activities	$100,977	$(17,188)

Cash flow used in financing activities	$(140,662)	$(73,665)

ACFO was as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Cash flow provided by operating activities	$76,476	$77,757
Adjustments related to equity investments:
Add: Distributions received from equity investments in real estate in excess of equity income	4,376	19,573
Less: Distributions received from equity investments in real estate in excess of equity income — attributable to financing activities	-	(15,241)

Distributions received from equity investments in excess of equity income — attributable to operating activities (a)	4,376	4,332

Adjustments related to noncontrolling interests:
Less: Distributions (paid to) net of contributions received from noncontrolling interests	(11,623)	(10,923)
Add: Distributions paid to (received from) noncontrolling interests, net not attributable to operating activities	1,319	(2,613)

Distributions paid to noncontrolling interests, attributable to operating activities (b)	(10,304)	(13,536)

Adjustments related to changes in working capital: (c)
Net changes in other assets and liabilities	(5,758)	(1,759)

ACFO (inclusive of merger costs totaling $1.3 million in 2012) (d)	$64,790	$66,794

Distributions declared	$48,013	$47,082

(a)	Cash flow provided by operating activities on a GAAP basis does not include distributions that we receive from equity investments in excess of our equity income. All such excess distributions, including our share of distributions of property-level cash flows in excess of operating income, are reported as cash flows provided by investing activities in our statement of cash flows. In calculating ACFO, we make an adjustment to our reported cash flow provided by operating activities to add such distributions to the extent they relate to our pro rata share of property-level operating income, after deducting any portion of such distributions attributable to the financing or investment activities of the underlying jointly-owned investment.
(b)	Cash flow provided by operating activities on a GAAP basis does not include contributions that we receive from noncontrolling interests and distributions that we pay to noncontrolling interests in our consolidated jointly-owned investments. All such contributions and distributions, including contributions to and distributions of property-level operating cash flows, are reported as cash flows used in or provided by financing activities in our statement of cash flows. In calculating ACFO, we make adjustments to our reported cash flow provided by operating activities to add contributions received from noncontrolling interests and subtract distributions paid to noncontrolling interests to the extent these contributions or distributions relate to operating activities of the underlying property jointly-owned investments.
(c)

Cash flow provided by operating activities on a GAAP basis includes adjustments to reflect the impact of the “net changes in other operating assets and liabilities” as well as the change in income taxes, net. We make adjustments to cash flow provided by

CPA®:15 6/30/2012 10-Q — 40

operating activities to incorporate changes between reporting periods in other assets and liabilities, including accrued and prepaid income taxes, as we believe that these adjustments better reflect cash generated from core operations.
(d)	ACFO for the six months ended June 30, 2012 includes a reduction of $1.3 million as a result of charges incurred in connection with the Proposed Merger. Management does not consider these costs to be an ongoing cash outflow when evaluating cash flow generated from our core operations using this supplemental financial measure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary risks to which we are exposed are interest rate risk and foreign currency exchange risk. We are also exposed to further market risk as a result of concentrations of our tenants in certain industries and/or geographic regions. Adverse market factors can affect the ability of tenants in a particular industry/region to meet their respective lease obligations. In order to manage this risk, we view our collective tenant roster as a portfolio, and in its investment decisions the advisor attempts to diversify our portfolio so that we are not overexposed to a particular industry or geographic region.

Generally, we do not use derivative instruments to manage foreign currency exchange rate exposure and do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts and collars to hedge our foreign currency cash flow exposures.

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

We estimate that the net fair value of our interest rate swaps, which are included in Accounts payable, accrued expenses and other liabilities in the consolidated financial statements, was in a net liability position of $15.2 million, inclusive of amounts attributable to noncontrolling interests of $3.8 million, at June 30, 2012.

CPA®:15 6/30/2012 10-Q — 41

At June 30, 2012, substantially all of our long-term debt either bore interest at fixed rates, was swapped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The annual effective interest rates on our fixed-rate debt at June 30, 2012 ranged from 4.3% to 10.0%. The annual interest rates on our variable-rate debt at June 30, 2012 ranged from 3.4% to 7.6%. Our debt obligations are more fully described under Financial Condition in Item 2 above. The following table presents principal cash flows based upon expected maturity dates of our debt obligations outstanding at June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total	Fair value
Fixed-rate debt	$70,866	$130,274	$273,393	$172,678	$19,704	$289,047	$955,962	$962,140
Variable-rate debt	$7,743	$29,724	$84,730	$3,638	$3,729	$136,451	$266,015	$267,846

The estimated fair value of our fixed-rate debt and our variable-rate debt that currently bears interest at fixed rates or has effectively been converted to a fixed rate through the use of interest rate swaps or caps is affected by changes in interest rates. A decrease or increase in interest rates of 1% would change the estimated fair value of this debt at June 30, 2012 by an aggregate increase of $31.2 million or an aggregate decrease of $32.2 million, respectively.

This debt is generally not subject to short-term fluctuations in interest rates. As more fully described under Financial Condition — Summary of Financing in Item 2 above, a portion of the debt classified as variable-rate debt in the table above bore interest at fixed rates at June 30, 2012 but has interest rate reset features that will change the fixed interest rates to then-prevailing market fixed rates at certain points during their terms.

Foreign Currency Exchange Rate Risk

We own investments in the European Union and as a result are subject to risk from the effects of exchange rate movements in various foreign currencies, primarily the Euro and, to a lesser extent, the British Pound Sterling, which may affect future costs and cash flows. We manage foreign currency exchange rate movements by generally placing both our debt obligation to the lender and the tenant’s rental obligation to us in the same currency. This reduces our overall exposure to the actual equity that we have invested and the equity portion of our cash flow. In addition, we may use currency hedging to further reduce the exposure to our equity cash flow. We are generally a net receiver of these currencies (we receive more cash than we pay out), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. For the six months ended June 30, 2012, we recognized net unrealized and realized foreign currency transaction losses of $0.6 million and $1.3 million, respectively. These gains and losses are included in Other income and (expenses) in the consolidated financial statements and were primarily due to changes in the value of the foreign currency on accrued interest receivable on notes receivable from consolidated subsidiaries.

We enter into foreign currency forward contracts to hedge certain of our foreign currency cash flow exposures. A foreign currency forward contract is a commitment to deliver a certain amount of foreign currency at a certain price on a specific date in the future. The net estimated fair value of our foreign currency forward contracts, which are included in Other assets, net in the consolidated financial statements, was $0.5 million at June 30, 2012. We obtain mortgage financing in the local currency in order to mitigate our exposure to changes in foreign currency exchange rates. To the extent that currency fluctuations increase or decrease rental revenues as translated to U.S. dollars, the change in debt service, as translated to U.S. dollars, will partially offset the effect of fluctuations in revenue and, to some extent, mitigate the risk from changes in foreign currency exchange rates.

Other

We own stock warrants that were granted to us by lessees in connection with structuring initial lease transactions and that are defined as derivative instruments because they are readily convertible to cash or provide for net settlement upon conversion. Changes in the fair value of these derivative instruments are determined using an option pricing model and are recognized currently in earnings as gains or losses. At June 30, 2012, warrants issued to us were classified as derivative instruments and had an aggregate estimated fair value of $1.7 million, which is included in Other assets, net within the consolidated financial statements.

CPA®:15 6/30/2012 10-Q — 42

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

Our chief executive officer and chief financial officer, after conducting an evaluation, together with members of our management, of the effectiveness of the design and operation of our disclosure controls and procedures at June 30, 2012, have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2012 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CPA®:15 6/30/2012 10-Q — 43

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information with respect to repurchases of our common stock during the three months ended June 30, 2012:

2012 Period	Total number of shares purchased (a) (b)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or program (a)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or program (a)
April	90,770	$9.99	N/A	N/A
May	-	-	N/A	N/A
June	126,118	9.99	N/A	N/A

Total	216,888

(a)	Represents shares of our common stock purchased pursuant to our redemption plan. The amount of shares purchasable in any period depends on the availability of funds generated by our DRIP, which was suspended in February 2012 in light of the Proposed Merger, and other factors at the discretion of our board of directors. In June 2009, our board of directors approved the suspension of our redemption plan, effective for all redemption requests received subsequent to June 1, 2009, subject to limited exceptions in cases of death, qualifying disability or confinement to a long-term care facility. The suspension continues as of the date of this Report and will remain in effect until our board of directors, in its discretion, determines to reinstate the redemption plan. We cannot give any assurances as to the timing of any further actions by the board with regard to the plan, which remains suspended in light of the Proposed Merger. The redemption plan will terminate if and when our shares are listed on a national securities market.
(b)	The shares purchased in April 2012 represent redemption requests received during the first quarter of 2012.

Item 6. Exhibits

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

*            Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

CPA®:15 6/30/2012 10-Q — 44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Corporate Property Associates 15 Incorporated

Date: August 10, 2012	By:	/s/ Mark J. DeCesaris
Mark J. DeCesaris Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2012	By:	/s/ Hisham A. Kader
Hisham A. Kader Chief Accounting Officer (Principal Accounting Officer)

CPA®:15 6/30/2012 10-Q — 45

EXHIBIT INDEX

The following exhibits are filed with this Report, except where indicated.

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Corporate Property Associates 15 Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012, and 2011, and (v) Notes to Consolidated Financial Statements.*

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